Form 10-Q
period 2017-09-30
Muscle Maker, Inc.
filed 2019-02-27
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-55918

MUSCLE MAKER, INC.

(Exact name of registrant as specified in its charter)

California	47-2555533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

308 East Renfro Street, Suite 101, Burleson, Texas	76028
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (832)-632-1386

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ]  No [X]

As of February 25, 2019, there were 7,803,881 shares of common stock outstanding.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

MUSCLE MAKER, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current Assets:
Cash	$143,401	$335,724
Accounts receivable, net of allowance for doubtful accounts of $4,500 as of September 30, 2017 and December 31, 2016	317,219	203,100
Inventory	90,078	64,120
Receivable from Former Parent, net	177,843	-
Current portion of loans receivable, net of allowance of $25,000 at September 30, 2017 and December 31, 2016	51,665	30,434
Current portion of loans receivable from related party	21,893	20,000
Prepaid expenses and other current assets	37,876	50,316
Total Current Assets	839,975	703,694
Property and equipment, net	1,617,203	1,072,545
Goodwill	-	2,521,468
Intangible assets, net	3,209,743	3,702,649
Loans receivable - non current	165,602	53,229
Loans receivables from related parties - non current	36,667	51,667
Security deposits and other assets	156,796	148,772
Total Assets	$6,025,986	$8,254,024

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,253,180	$966,341
Convertible notes payable	150,000	-
Deferred revenue	1,416,931	1,302,967
Deferred rent, current	23,142	-
Other current liabilities	345,054	158,238
Total Current Liabilities	4,188,307	2,427,546
Convertible notes payable to Former Parent, net of debt discount of $0 and $2,699,726 at September 30, 2017 and December 31, 2016, respectively	-	1,004,736
Convertible notes payable	1,100,000	-
Convertible notes payable, related parties	300,000	-
Payable to Former Parent, non-current	-	74,145
Deferred tax liability	341,989	246,527
Deferred rent, non-current	273,059	183,638
Total Liabilities	6,203,355	3,936,592

Commitments and Contingencies

Stockholders’ (Deficit)/Equity:
Common stock, no par value, 100,000,000 shares authorized,7,629,824 and 4,604,842 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	13,199,863	5,157,010
Additional paid-in capital	552,670	2,842,343
Accumulated deficit	(13,880,663)	(3,841,638)
Total Controlling Interest	(128,130)	4,157,715
Non-controlling interest	(49,239)	159,717
Total Stockholders’ (Deficit)/Equity	(177,369)	4,317,432
Total Liabilities and Stockholders’ Equity	$6,025,986	$8,254,024

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATION

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
Company restaurant sales, net of discounts	$1,300,638	$1,017,844	$3,958,653	$1,895,426
Franchise royalties and fees	791,716	616,916	1,728,933	1,463,521
Other revenues	262,879	362,530	558,469	557,900
Total Revenues	2,355,233	1,997,290	6,246,055	3,916,847

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	639,518	409,692	1,622,316	728,041
Labor	687,813	458,226	1,920,441	861,994
Rent	318,831	327,197	915,637	464,132
Other restaurant operating expenses	351,905	175,797	870,968	387,148
Total restaurant operating expenses	1,998,067	1,370,912	5,329,362	2,441,315
Costs of other revenues	97,082	103,009	210,563	256,726
Depreciation and amortization	140,535	75,848	308,407	160,466
Impairment of intangible assets	410,225	-	410,225	-
Impairment of goodwill	2,521,468	-	2,521,468	-
General and administrative expenses	2,352,007	1,521,416	5,884,594	3,206,501
Total Costs and Expenses	7,519,384	3,071,185	14,664,619	6,065,008
Loss from Operations	(5,164,151)	(1,073,895)	(8,418,564)	(2,148,161)

Other (Expense) Income:
Other income	2,798	6,261	88,027	6,563
Interest income, net	6,392	3,997	7,152	4,851
Amortization of debt discount	(195,702)	(35,351)	(3,956,792)	(102,228)
Total Other Expense, Net	(186,512)	(25,093)	(3,861,613)	(90,814)

Net Loss Before Income Tax	(5,350,663)	(1,098,988)	(12,280,177)	(2,238,975)
Income tax provision	(31,821)	(31,821)	(95,462)	(95,462)
Net Loss	(5,382,484)	(1,130,809)	(12,375,639)	(2,334,437)
Net loss attributable to the non-controlling interest	(518,550)	(296,335)	(2,336,614)	(599,037)
Net Loss Attributable to Controlling Interest	$(4,863,934)	$(834,474)	$(10,039,025)	$(1,735,400)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(0.84)	$(0.18)	$(1.81)	$(0.38)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,773,819	4,604,842	5,559,504	4,604,842

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(unaudited)

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2015	4,604,842	$5,157,010	$216,524	$(732,057)	$4,641,477	$1,269,823	$5,911,300
Net loss	-	-	-	(1,735,400)	(1,735,400)	(599,037)	(2,334,437)
Balance - September 30, 2016	4,604,842	$5,157,010	$216,524	$(2,467,457)	$2,906,077	$670,786	$3,576,863

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(unaudited)

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non-Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2016	4,604,842	$5,157,010	$2,842,343	$(3,841,638)	$4,157,715	$159,717	$4,317,432
Issuance of restricted stock	45,352	-	-	-	-	-	-
Shares issued for cash	56,250	420,000	-	-	420,000	-	420,000
Exercise of warrants for purchase of common stock	5,356	50,000	-	-	50,000	-	50,000
Restricted stock issued as compensation for services	52,307	170,000	-	-	170,000	-	170,000
Shares issued in connection with merger	1,550,964	1,466,541	(3,594,199)	-	(2,127,658)	2,127,658	-
Options issued to franchisees	-	-	47,583	-	47,583	-	47,583
Conversion of convertible notes payable to Former Parent into common stock	1,314,753	5,361,177	-	-	5,361,177	-	5,361,177
Beneficial conversion feature – First, Second and Third 2017 ARH Notes	-	-	1,085,985	-	1,085,985	-	1,085,985
Warrants issued in connection with convertible debt	-	-	170,958	-	170,958	-	170,958
Stock-based compensation:
Amortization of restricted common stock	-	575,135	-	-	575,135	-	575,135
Net loss	-	-	-	(10,039,025)	(10,039,025)	(2,336,614)	(12,375,639)

Balance - September 30, 2017	7,629,824	$13,199,863	$552,670	$(13,880,663)	$(128,130)	$(49,239)	$(177,369)

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(12,375,639)	$(2,334,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,407	160,466
Stock-based compensation	575,135	-
Options issued to franchisees	47,583	-
Restricted stock issued as compensation for services	170,000	-
Amortization of debt discount	3,956,792	102,228
Impairment of intangible asset	410,225	-
Impairment of Goodwill	2,521,468	-
Bad debt expense	33,878	11,223
Deferred rent	112,563	156,551
Deferred income tax provision	95,462	95,462
Expenses paid by Former Parent	265,323	-
Changes in operating assets and liabilities:
Accounts receivable	(136,774)	(193,233)
Inventory	(25,958)	(38,280)
Prepaid expenses and other current assets	12,440	62,576
Security deposits and other assets	(8,024)	(43,130)
Accounts payable and accrued expenses	1,096,716	498,091
Deferred revenue	113,964	597,973
Other current liabilities	186,816	(76,743)
Total Adjustments	9,736,016	1,333,184
Net Cash Used in Operating Activities	(2,639,623)	(1,001,253)

Cash Flows from Investing Activities
Purchases of property and equipment	(580,384)	(751,968)
Issuance of loans receivable	(56,250)	(218,750)
Issuance of loans receivable - related parties	(4,389)	-
Collections from loans receivable	94,031	220,560
Collections from loans receivable - related parties	17,496	15,000
Net Cash Used in Investing Activities	(529,496)	(735,158)

Cash Flows from Financing Activities
Proceed from exercise of warrants	50,000	-
Proceed from sale of restricted stock	420,000	-
(Repayments) Advances from Former Parent	(182,004)	2,154,750
Repayments of notes payable	-	(8,100)
Proceeds from convertible notes payable	1,250,000	-
Proceeds from convertible notes payable - related parties	300,000	-
Proceeds from convertible notes payable to Former Parent	1,138,800	-
Net Cash Provided by Financing Activities	2,976,796	2,146,650

Net (Decrease) Increase in Cash	(192,323)	410,239
Cash - Beginning of Period	335,724	599,278
Cash - End of Period	$143,401	$1,009,517

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$876	$-

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$1,085,985	$-
Warrants issued in connection with convertible debt	$170,958	$-
Payment on note payable by parent in exchange for reduction in receivable from Former Parent	$-	$300,000
Payable to Parent exchanged for convertible notes	$517,915	$-
Conversion of convertible notes payable to Former Parent into common stock	$5,361,177	$-
Loan receivable advanced by Former Parent	$162,500	$-
Accounts payable associated with purchases of property and equipment	$190,000	$-

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS

Muscle Maker, Inc. (“MMI”), a former subsidiary of American Restaurant Holdings (“ARH” or “Former Parent”) was incorporated in California on December 8, 2014 and was a majority owner of Muscle Maker Brands, LLC, (“MMB”). MMB’s subsidiaries include Company owned restaurants as well as Custom Technology, Inc, (“CTI”) a technology and point of sale (“POS”) systems dealer and technology consultant. MMB was formed on December 22, 2014 in the state of California for the purpose of acquiring and operating company owned restaurants, as well as franchising its name and business system to qualified franchisees. Muscle Maker Franchising, LLC (“MMF”) was founded in 1995 in order to develop a brand of healthy-option fast food restaurants.

On January 23, 2015 (the “Closing Date”), MMI, MMB and MMF entered into an agreement whereby MMB purchased substantially all of the assets and liabilities of MMF, MMI acquired 74% of the membership units of MMB, and certain members of MMF acquired 26% of the membership units of MMB.

On March 23, 2017, ARH authorized and facilitated the distribution of 5,536,308 shares of Common Stock of MMI held by American Restaurants, LLC, the wholly owned subsidiary of ARH, to the shareholders of the Former Parent (the “Spin-Off”). As a result of the Spin-Off on March 23, 2017, ARH is no longer a majority owner of MMI.

On June 8, 2017, MMB converted from a limited liability company into a California corporation named Muscle Maker Brands Conversion, Inc. (“MMBC”).

On July 18, 2017, MMI formed Muscle Maker Development, LLC (“Muscle Maker Development”) in the state of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees. Muscle Maker Development issued 1,000 membership units to its sole member and manager, MMI. MMB assigned all the existing franchise agreements to Muscle Maker Development (“Assignment and Assumption Agreement”) pursuant to the terms of that certain Assignment and Assumption Agreement, dated August 25, 2017, among MMI, MMB and Muscle Maker Development.

On July 18, 2017, MMI formed Muscle Maker Corp., LLC (“Muscle Maker Corp.”) in the state of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle Maker Corp. issued 1,000 membership units to its sole member and manager, MMI and MMI assigned all the existing corporate stores to Muscle Maker Corp.

On September 15, 2017 (“Effective Merger Date”), pursuant to an Agreement of Merger, MMBC was merged (“Merger”) into MMI, with MMI as the surviving corporation, in a tax-free reorganization. Pursuant to the Merger, each share of common stock of MMBC (the “MMBC Common Stock”) owned by the members of MMF was converted into 796 shares of common stock of MMI, resulting in aggregate consideration of 1,550,964 shares of common stock of MMI to the members of MMF. As a result of the Merger, MMI directly owned 70% of the shares of CTI.

MMI and its subsidiaries is the “Company”.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, Continued

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of September 30, 2017, the Company’s restaurant system included thirteen company-owned restaurants, and thirty-nine restaurants. One of the thirteen company-owned restaurants were in the pre-opening phase as of September 30, 2017, and two company-owned restaurants was subsequently open for operation as of the date of the issuance of these consolidated financial statements. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of September 30, 2017, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $143,401, $3,348,332, and $13,880,663, respectively. For the nine months ended September 30, 2017, the Company incurred a pre-tax net loss of $12,280,177. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these consolidated financial statements.

The Company’s operations have primarily been funded through proceeds from the issuance of equity and debt. Subsequent to September 30, 2017, the Company received an aggregate of $3,113,105 associated with the issuances of convertible promissory notes payable and warrants to various lenders, of which $1,871,340 was converted into common stock. In addition, the Company received an aggregate of $420,000 in connection with sales of restricted common stock and $50,000 in connection with the exercise of a warrant From September 12, 2018 through the date of this report, the Company entered into Securities Purchase Agreements (“SPA”) with several accredited investors (the “Investors”) providing for the sale by the Company to the Investors of 15% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate amount of $2,165,000, in addition $635,000 in existing convertible debt converted was converted into SPA Notes. (See Note 15 – Subsequent Events -15% Senior Secured Convertible Notes).

Although management believes that the Company has access to capital resources, there are no commitments, other than aforementioned, in place for new financing as of the date of the issuance of these consolidated financial statements there can be no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. The Company expects to have ongoing needs for working capital in order to (a) fund operations; plus (b) expand operations by opening additional corporate-owned restaurants. To that end, the Company may be required to raise additional funds through equity or debt financing. However, there can be no assurance that the Company will be successful in securing additional capital. If the Company is unsuccessful, the Company may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – REVERSE STOCK SPLITS

Effective September 20, 2017, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-7 reverse split of the Company’s issued common stock (the “Reverse Split”).

Effective January 31, 2018, pursuant to authority granted by the stockholders of the Company, the Company implemented a 3-for-4 reverse split of the Company’s issued common stock (the “Second Reverse Split”).

All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2017, and for the nine months ended September 30, 2017 and 2016. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, included in this filing. The balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates, continued

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include:

●	the fair value of assets acquired and liabilities assumed in a business combination;
●	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
●	the estimated useful lives of intangible and depreciable assets;
●	the recognition of revenue; and
●	the recognition, measurement and valuation of current and deferred income taxes

Estimates and assumptions are periodically reviewed, and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument.

If the instrument is determined not to be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the market price of the Company’s common stock as of the commitment date to the effective conversion price of the instrument.

As of September 30, 2017 and December 31, 2016, the Company did not have any derivative liabilities on its balance sheets.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

In accordance with the Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Restaurant Sales

Retail store revenue at company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes.

Franchise Royalties and Fees

Franchise royalties and fees principally consists of royalties and franchise fees. Royalties are based on a percentage of franchisee net sales revenue. Initial franchise fees are recognized upon opening of a restaurant or granting of a new franchise term, which is when the Company has performed substantially all material obligations and initial services required by the franchise agreement. The Company recognizes renewal fees as income when a renewal agreement becomes effective.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $239,398 and $383,855, respectively, during the three and nine months ended September 30, 2017, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from rebates of $99,119 and $280,445, respectively, during the three and nine months ended September 30, 2016, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI, the Company derives revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $262,879 and $558,469, respectively, of revenues from these technology sales and services during the three and nine months ended September 30, 2017. The Company recorded $362,530 and $557,900, respectively, of revenues from these technology sales and services during the three and nine months ended September 30, 2016.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, for which the restaurant has not yet opened, as well as unearned vendor rebates and customer deposits received in connection with technology sales and services by CTI (see Note 9 – Deferred Revenue).

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement. Customer deposits received for technology sales or services are recorded as deferred revenue and recognized when the sale is complete, or the service is performed.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $257,149 and $481,897, respectively, for the three and nine months ended September 30, 2017, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising costs were approximately $263,067 and $273,840, respectively, for the three and nine months ended September 30, 2016, and are included in general and administrative expenses in the condensed consolidated statements of operations. Advertising costs incurred related to our national advertising fund are netted with contributions from our Company-owned stores and our franchisees.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants, and stock options from the conversion of convertible debt, from the conversion of Muscle Maker Brands, LLC (“MMB”) membership units and the vesting of restricted stock which were obtained by the non-controlling interest in connection with the acquisition of MMB and are convertible into shares of common stock of MMI.

The following securities are excluded from the calculation of weighted average diluted common shares at September 30, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive:

	September 30,
	2017	2016
Warrants	521,045	72,319
Options	33,750	-
Convertible debt	953,846	231,990
MMB membership units	-	1,550,964
Total potentially dilutive shares	1,508,641	1,855,273

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 81% and 84% of the Company’s purchases for the nine months ended September 30, 2017 and for the year ended December 31,2016, respectively.

Controlling and Non-Controlling Interest

MMI used to own a 74% controlling interest in MMB through the Effective Merger Date and owns a 70% controlling interest in CTI. The profits and losses of CTI are allocated among the controlling interest and the CTI non-controlling interest in the same proportions as their membership interests. All of the profits and losses of MMB and its subsidiaries were allocated among the controlling interest and MMB non-controlling Interest in proportion to the ownership interests through the Effective Merger Date.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 16 – Subsequent Events.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on the previously reported results of operations or loss per share.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 for private companies and emerging growth public companies until annual and interim periods beginning on or after December 15, 2018. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its condensed consolidated financial statements.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2016, the FASB issued ASU No. 2016-09,” Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 on the required effective date of January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The ASU requires adoption on a retrospective basis unless it is impracticable to apply, in which case we will be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated cash flows and related disclosures.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-20 amends certain aspects of ASU No. 2014-09 and clarifies, rather than changes, the core revenue recognition principles in ASU No. 2014-09. It is effective for annual reporting periods beginning after December 15, 2018. We are currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated cash flows and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350)” (“ASU 2017-04”) Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. It affects public entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently reviewing the new standard and assessing the impact of its adoption.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on the condensed consolidated financial statements.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for emerging growth companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for emerging growth companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.

NOTE 4 – ACQUISITIONS

On September 30, 2016, MMB acquired a business in Winston-Salem, North Carolina (the “Winston Acquisition”). The purchase price of the store was $124,117, of which $120,000 relates to leasehold improvements and equipment purchases and the remaining $4,117 relates to security deposits. The Winston-Salem store commenced operations on January 11, 2017.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 5 - LOANS RECEIVABLE

At September 30, 2017 and December 31, 2016, the Company’s loans receivable consists of the following:

	September 30,	December 31,
	2017	2016
Loans receivable, net	$217,267	$83,663
Less: current portion	(51,665)	(30,434)
Loans receivable, non-current	$165,602	$53,229

Loans receivable includes loans to franchisees totaling, in the aggregate, $217,267 and $83,663, net of reserves for uncollectible loans of $25,000 at September 30, 2017 and December 31, 2016. The loans have original terms ranging from 6 months to 5 years, earn interest at rates ranging from 0% to 5%, and are being repaid on a weekly or monthly basis.

NOTE 6 – LOANS RECEIVABLE FROM RELATED PARTIES

At September 30, 2017 and December 31, 2016, the Company’s loans receivable from related parties consist of the following:

	September 30,	December 31,
	2017	2016
Loans receivable from related parties	$58,560	$71,667
Less: current portion	(21,893)	(20,000)
Loans receivable from related parties, non-current	$36,667	$51,667

Included in loans receivable from related parties at September 30, 2017 and December 31, 2016, is $58,560 and $71,667, respectively, related to an advance to the Chief Operating Officer (“COO”) and stockholder of CTI, in connection with a consulting agreement. Included in loans receivables from related parties at September 30, 2017, is $1,893 related to advance to employees.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2017 and December 31, 2016 property and equipment consists of the following:

	September 30,	December 31,
	2017	2016

Furniture and equipment	$695,690	$517,603
Leasehold improvements	1,257,647	665,350
	1,953,337	1,182,953
Less: accumulated depreciation and amortization	(336,134)	(110,408)
Property and equipment, net	$1,617,203	$1,072,545

Depreciation expense amounted to $114,791 and $225,726, respectively, for the three and nine months ended September 30, 2017. Depreciation expense amounted to $47,986 and $77,484, respectively, for the three and nine months ended September 30, 2017.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements and a non-compete agreement, which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Non-Compete Agreement	Total
Intangible assets, net at December 31, 2016	2,524,000	1,157,204	21,445	3,702,649
Amortization expense	-	(78,198)	(4,483)	(82,681)
Impairment of intangible assets	-	(410,225)	-	(410,225)
Intangible assets, net at September 30, 2017	$2,524,000	$668,781	$16,962	$3,209,743

Weighted average remaining amortization period at September 30, 2017 (in years)		10.3	2.8

Amortization expense related to intangible assets amounted to $25,744 and $82,681, respectively, for the three and nine months ended September 30, 2017. Amortization expense related to intangible assets amounted to $27,862 and $82,982, respectively, for the three and nine months ended September 30, 2016.

The Company sustained operating and cash flow losses from inception which formed a basis for performing an impairment test of its Intangible Assets. The Company performed a recoverability test on the franchise agreements that failed the test based on its projected future undiscounted cash flows generated through the asset’s use and eventual disposal. We measured and recorded an impairment charge based on a measurement of fair value of those assets using an income approach. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and royalty payments. These forecasts were based on actual revenues and take into account recent developments as well as the Company’s plans and intentions. Based upon the results of the undiscounted cash flow analysis, the Company recorded an impairment charge on the franchise agreements of $410,225 during the nine months ended September 30, 2017.

During the third quarter of 2017, the Company performed the annual assessment and determined that goodwill was impaired, and recorded impairment of goodwill of $2,521,468. The impairment charges resulted from decrease in the Company’s estimated undiscounted cash flows from the expected future operations of the assets. These estimates considered factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Accounts payable	$1,440,107	$360,250
Accrued payroll	128,302	28,554
Accrued vacation	58,477	58,477
Accrued board members fees	31,500	-
Accrued professional fees	142,166	205,935
Accrued rent expense	108,426	33,455
Sales taxes payable (1)	242,110	111,760
Other accrued expenses	102,092	167,910
	$2,253,180	$966,341

(1)	See Note 14 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

NOTE 10 – DEFERRED REVENUE

At September 30, 2017 and December 31, 2016, deferred revenue consists of the following:

	September 30,	December 31,
	2017	2016
Customer deposits	$40,525	$46,441
Franchise fees	1,207,001	1,256,526
Unearned vendor rebates	169,405	-
	$1,416,931	$1,302,967

During the nine months ended September 30, 2017, the Company entered into a new agreement with a vendor whereby the vendor advanced the Company approximately $200,000 against future rebates that the Company will earn from the vendor.

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Gift card liability	$101,835	$91,318
Marketing and co-op advertising fund liability	243,219	66,920
	$345,054	$158,238

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – CONVERTIBLE NOTES PAYABLE TO FORMER PARENT

On December 31, 2015, the Company issued a promissory note in the amount of $1,082,620 (the “2015 ARH Note”) to the holder of a majority of the Company’s common stock. The 2015 ARH Note has no stated interest rate or maturity date. The note is convertible into 231,990 shares of the Company’s common stock at $4.67 per share. The fair value of the Company’s common stock on the date the note was issued was $5.60 per share, creating an intrinsic value of $0.93 per share.

On December 15, 2016, the Company issued a promissory note in the amount of $2,621,842 (the “2016 ARH Note”) to the Former Parent. The 2016 ARH Note has no stated interest rate or maturity date. The note is convertible into 702,279 shares of the Company’s common stock at $3.73 per share. The 2016 ARH Note was issued with a three-year warrant for the purchase of 245,797 shares of the Company’s common stock at an exercise price of $9.33 per share, with an aggregate grant date value of $241,028. The Company allocated the proceeds to the 2016 ARH Note and related warrant based on the relative fair values at the time of issuance, resulting in an effective conversion price of $3.39 per share. The fair value of the Company’s common stock on the date the note was issued was $6.78 per share, creating an intrinsic value of $3.39 per share.

On February 15, 2017, the Company issued a promissory note in the amount of $980,949 (the “First 2017 ARH Note”) and on March 15, 2017, MMI issued a promissory note in the amount of $338,834 (the “Second 2017 ARH Note”), both to the Former Parent. The First 2017 ARH Note and the Second 2017 ARH Note bear no stated interest rate or maturity date and are convertible into 262,753 and 72,606 shares of the Company’s common stock at a conversion price of $3.73 per share and $4.67 per share, respectively, at a time to be determined by the Former Parent.

The First 2017 ARH Note and the Second 2017 ARH note include a three-year warrant for the purchase of 91,963 and 15,793 shares, respectively, of the Company’s common stock at an exercise price of $9.33 per share. The warrants issued in connection with the First 2017 ARH Note and the Second 2017 ARH note had a grant date value of $122,820 and $23,120, respectively. The Company allocated the proceeds to the First 2017 ARH Note and the Second 2017 ARH and related warrants based on the relative fair values at the time of issuance, resulting in an effective conversion price of $3.27 and $4.35 per share, respectively. The fair value of the Company’s common stock on the dates the notes were issued was $7.15 per share, creating an intrinsic value of $3.88 and $2.80 per share, respectively.

On July 18, 2017, the Company issued a convertible promissory note (the “Third 2017 ARH Note”) to the Former Parent in exchange for cash proceeds of $336,932. The Third 2017 ARH Note has no stated interest rate or maturity date and is convertible into shares of the Company’s common stock at a conversion price of $7.47 per share at a time to be determined by the lender. The Third 2017 ARH Note includes a three-year warrant for the purchase of 15,793 shares of the Company’s common stock at an exercise price of $9.33 per share, with an aggregate grant date value of $25,018.

The 2015 ARH Note, 2016 ARH Note, First 2017 ARH Note, Second 2017 ARH Note and Third 2017 ARH Note are together, the “ARH Notes”.

On March 14, 2017, the Former Parent elected to convert aggregate principal of $4,685,411 under the 2015 ARH Note, the 2016 ARH Note and the First 2017 ARH Note into an aggregate 1,197,022 shares of the Company’s common stock.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – CONVERTIBLE NOTES PAYABLE TO FORMER PARENT, continued

On September 19, 2017, the Former Parent elected to convert aggregate principal of $675,766 under the Second 2017 ARH Note and the Third 2017 Note into an aggregate 117,731 shares of the Company’s common stock.

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrant at the date of grant of is also recorded as a debt discount. For the nine months ended September 30, 2017 the Company recorded aggregate debt discounts of $170,958 and $1,085,985, respectively, related to the warrants and the beneficial conversion feature, on the ARH notes, which were amortized over the expected terms of the respective notes. The grant date fair value of the warrants issued was valued on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk free interest rate	1.07%	0.00%	1.07% - 1.59%	0.00%
Expected term (years)	3.00	-	3.00	-
Expected volatility	43.50%	0.00%	43.50%	0.00%
Expected dividends	0.00%	0%	0.00%	0%
Stock price	$5.60	$0.00	$7.06 - $7.47	$0.00

NOTE 13 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2017, the Company received an aggregate of $1,550,000 associated with the issuances of convertible promissory notes payable and warrants to various parties, of which convertible promissory notes in the aggregate amount of $300,000 were issued to related parties. The notes are convertible into shares of the Company’s common stock upon the occurrence of the initial public offering.at a 50% discount to the initial public offering price (the “Conversion Price”). If the convertible notes are not converted within six months, they are to be repaid with 10% interest. Maturity dates of various notes were extended subsequent to the nine months ended September 30, 2017. See Note 16 – Subsequent Events- Other Convertible Notes Payable for details related to subsequent issuances and extensions. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 84,736 shares of the Company’s common stock exercisable at the Conversion Price (see Note 15 - Equity – Warrants).

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In 2017, Limestone Associates LLC (“Limestone”) filed a complaint against ARH in the Civil Court of the City of New York, County of New York, #78549/2017 for commercial non-payment of rent for the amount of $25,748 plus cost and disbursements of this proceeding. In May 2018, Limestone filed a complaint against ARH and Mr. Morgan in the Supreme Court of the State of New York, County of New York, index # 154469 seeking $1,357,243 in damages for rent, interest and other expenses.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments, continued

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management, such matters are currently not expected to have a material impact on the Company’s financial statements.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Employment Agreements

On January 23, 2015, the Company entered into an employment agreement (the “COO Agreement”) with its Chief Operations Officer (the “COO”). The COO Agreement provides for a base salary of $22,500 per month and performance-based bonuses, as well as standard employee insurance and other benefits as defined in the COO Agreement. The COO Agreement expired on January 23, 2017.

On January 23, 2015, the Company entered into an employment agreement (the “DBD Agreement”) with its Director of Brand Development (the “DBD”). The DBD Agreement provides for a base salary of $12,500 per month and performance-based bonuses, as well as standard employee insurance and other benefits as defined in the DBD Agreement. Upon the execution of the DBD Agreement, the DBD received 21,428 shares of immediately vested Company common stock valued at $1.31 per share or $28,000. The DBD Agreement expired on January 23, 2017.

The Company entered into an at-will employment agreement with each of (i) Robert Morgan, as former Chief Executive Officer (the “CEO Agreement”), (ii) Grady Metoyer, as former Chief Financial Officer (the “CFO Agreement”) and (iii) Rodney Silva, as Chief Culture Officer (the “CCO Agreement). The employment agreements are effective as of the date the Company receives at least $5,000,000 in gross proceeds from an SEC qualified offering under the Offering Statement under Regulation A+ under the Securities Act of 1933, as amended. The term of these employment agreements are two years and are automatically extended for successive one-year periods unless either party delivers a 60-day notice of termination. These employment agreements did not become effective since the company terminated its Regulation A+ offering on March 29, 2018, yielding proceeds of approximately $143,497. See Note 16 – Subsequent Events - Termination of Offering.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued for approximate $242,110, which includes interest, liability as of September 30, 2017 related to this matter.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Consulting Agreement

On August 1, 2015, the Company entered into a consulting agreement (the “Consulting Agreement) with an officer of CTI, who is also a stockholder of CTI, (the “Consultant”). The Consulting Agreement has a term of five years, and automatically extends for successive one-year periods, unless either party provides written notice of termination at least 60 days prior to the end of the term. Pursuant to the terms of the agreement, the Consultant will receive a base fee of $11,667 per month. In connection with the agreement, the Company provided a $100,000 advance to the consultant, to be repaid in equal monthly installments of $1,667, over the term of the consulting agreement (See Note 6 – Loans Receivable from Related Parties).

Operating Leases

On September 15, 2017, the Company became obligated for payments pursuant to three new lease agreements for restaurant spaces with lease terms ranging from 5 years to 10 years, exclusive of options to renew. Minimum rent payments pursuant to these lease agreements range from $5,916 to $7,532 per month.

NOTE 15 – EQUITY

Common Stock Issuances

On July 21, 2017, the Company issued 6,696 shares of common stock of the company to an investor at a purchase price of $7.47 per share providing $50,000 of proceeds to the Company.

On August 25, 2017, the Company issued an aggregate of 42,856 shares of common stock of the company to investors at a purchase price of $7.47 per share providing $320,000 of proceeds to the Company.

On September 1, 2017, the Company issued 6,698 shares of common stock of the company to an investor at a purchase price of $7.47 per share providing $50,000 of proceeds to the Company.

During the nine months ended September 30, 2017, the Company issued 1,314,753 shares of its restricted common stock upon conversion of ARH Notes in the aggregate principal amount of $5,361,177 (See Note 10 – Convertible Notes Payable to Former Parent).

Stock Option and Stock Issuance Plan

The Company’s board of directors and shareholders adopted and approved on July 27, 2017 and September 21, 2017, respectively, the Stock Option and Stock Issuance Plan (“2017 Plan”), effective September 21, 2017, under which stock options and restricted stock may be granted to officers, directors, employees and consultants. Under the 2017 Plan, the company reserved 1,071,428 shares of common stock, no par value per share, for issuance. As of September 30, 2017, 1,039,292 shares of common stock were outstanding under the 2017 Plan.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – EQUITY, continued

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. The expected term used for warrants and options issued to non-employees is the contractual life. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Options Granted

On July 27, 2017, the Company issued stand-alone non-qualified stock options, not pursuant to a plan, to purchase an aggregate of 33,750 shares of the Company’s common stock to its franchisees. The options are fully vested on the date of issuance and have an exercise price of $9.33 per share. The options expire three years from the date of issuance. The options have a grant date value of $47,583. The Company has estimated the fair value of the options granted using the Black-Scholes model using the following assumptions: expected volatility of 37%, risk-free rate of 1.52%, expected term of 3 years, expected dividends of 0%, and stock price of $7.47.

Restricted Common Stock Issuances

In May 2017, Muscle Maker granted 119,709 shares of its restricted common stock to its employees and consultants, with an aggregate grant date value of $1,117,403 or $9.33 per share. The restricted common stock awards granted to the employees will vest in five equal installments with the first installment vesting on the date of grant and the remaining installments vesting on the first day of each of the next four calendar years thereafter. In the event of resignation or termination for any reason of an employee or consultant that received such shares, any remaining non-vested shares will be forfeited. These awards were granted under the 2017 Plan.

Effective July 20, 2017, the Company entered into a Master Services Agreement (the “MSA”), with a consultant for marketing services to the Company in connection with the Regulation A + offering. Pursuant to the terms of the MSA, the Company issued 52,307 shares of fully vested restricted common stock at a value of $3.25 per share with an aggregate value of $170,000, as well as a cash fee of $145,000.

On September 21, 2017, the Company granted an aggregate amount of 32,136 shares of its restricted common stock at a price of $9.33 per share to its directors. The restricted common stock awards granted to the directors are subject to graded vesting in the following installments: (i) 66.67% as of the date of grant and (ii) four installments of 8.333% vesting on the first day of each of the next four calendar months.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – EQUITY, continued

Restricted Common Stock Issuances, continued

At September 30, 2017, the unamortized value of the restricted common stock was $842,084. The unamortized amount will be expensed over a weighted average period of 3.26 years. A summary of the activity related to the restricted common stock for the nine months ended September 30, 2017 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2017	-	$-
Granted	204,152	7.77
Forfeited	(1,285)	9.33
Vested	(97,659)	9.33
Outstanding at September 30, 2017	105,208	$8.00

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $474,348 and $745,135, respectively, for the three and nine months September 30, 2017, of which $301,660 and $564,020, respectively, was recorded in general and administrative expenses, $2,688 and $11,115 , respectively, was recorded in labor expense within restaurant operating expenses and $170,000 and $170,000 , respectively, was recorded in consulting expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $0 and $3,684, respectively, for the three and nine months September 30, 2016, of which $0 and $3,684, respectively, was recorded in general and administrative expenses.

Stock-based compensation related to options issued to franchisees amounted to $47,583 and $47,583, respectively, for the three and nine months ended September 30, 2017 which was offset against franchisee royalties and fees in the statement of operations.

Warrants

On April 21, 2016, the Company granted a three-year warrant for the purchase of 5,356 shares of the Company’s common stock at an exercise price of $9.33 per share to a franchisee and developer of the Company in exchange for services. The warrant had a grant date value of $3,684.

On July 25, 2017, a warrant was exercised for the 5,356 shares of common stock of the Company at an exercise price of $9.33 per share for gross proceeds of $50,000.

A summary of warrants activity during the nine months ended September 30, 2017 is presented below (See Note 12 —Convertible Notes Payable to Former Parent and Note 13 —Convertible Notes Payable for warrants issued during the nine months ended September 30, 2017):

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – EQUITY, continued

Warrants, continued

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2016	318,116	$8.84	2.2
Issued	208,285	9.33
Exercised	(5,356)	9.33
Outstanding, September 30, 2017	521,045	9.03	2.2

Exercisable, September 30, 2017	521,045	$9.03	2.2

The grant date fair value of warrants granted during the nine months ended September 30, 2017 and 2016 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk free interest rate	1.07%	0.00%	1.07% - 1.59%	0.00%
Expected term (years)	3.00	-	3.00	-
Expected volatility	43.50%	0.00%	43.50%	0.00%
Expected dividends	0.00%	0%	0.00%	0%
Stock price	$5.60	$0.00	$7.06 - $7.47	$0.00

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to September 30, 2017 and through the date of the issuance of these consolidated financial statements, the Company opened two additional company-owned restaurants.

Subsequent to September 30, 2017 and through the date of the issuance of these consolidated financial statements, various franchisees opened eight franchised restaurants and closed thirteen franchised restaurants.

From March 2018 through July 2018, as a cost saving measure, the Company closed eight of its thirteen corporate locations. As a result of these closures, the Company’s subsidiaries have been involved in several lawsuits as outlined below under litigations, claims and assessments. Subsequent to September 30, 2017, circumstances indicated that the carrying value of certain assets may be impaired, the company performed the appropriate analysis, and recorded impairment charges for those assets in the amount of $1,375,790.

Convertible Notes Payable to Former Parent

On April 6, 2018, the Company issued a $475,000 convertible promissory note (the “2018 ARH Note”) to the Former Parent. The 2018 ARH Note has no stated interest rate or maturity date and is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share at a time to be determined by the lender.

On April 11, 2018, the Former Parent elected to partially convert the 2018 ARH Note for the principal of $392,542 into 785,085 shares of the Company’s common stock.

Convertible Notes

Subsequent to September 30, 2017 the Company received an aggregate of $799,340 associated with the issuances of convertible promissory notes payable to various parties. The notes are automatically converted into common stock at the Conversion Price upon the earlier of the closing of the offering or the maturity dates of the notes.

On January 4, 2018 the Company issued a $100,000 convertible promissory note. The note bears no stated interest or maturity date. The note as amended and extended on January 29, 2018, will automatically convert into shares of the Company’s common stock upon the earlier of (a) twelve months from the extension date or (b) the approval of the Form 1-A Registration Statement, at a 50% discount to the initial public offering price.

During January 24, 2018 to January 25, 2018, the Company received an aggregate of $150,000 associated with the issuances of convertible promissory notes payable, of which $100,000 were issued to a related party, as amended and extended on or about January 29, 2018, with a stated interest rate of 10% per the original 60-day-term, convertible at the option of the holder into common stock at a price per share of $1.625 (50% of initial public offering price), and, if not converted, will become due and payable along with the principal amount upon the earlier of (a) six months following the extension or (b) the approval of the Form 1-A Registration Statement.

In January 2018, the Company and certain note holders, including related parties, agreed to extend the maturity date of additional notes payables and convertible notes payable in the aggregate principal amount of $2,151,800 to be upon the earlier of the closing of the initial public offering, but no later than July 29, 2018. See automatic note conversion and further note extension during August 2018.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS, continued

Convertible Notes, continued

During May 8, 2018 to July 11, 2018, the Company received an aggregate of $972,000 associated with the issuances of convertible promissory notes payable, of which $550,000 were issued to a related party. The notes bear no stated interest or maturity date. The notes are convertible into shares of the Company’s stock upon the earlier of (a) six months from the issue date or (b) the first day the company’s stock is publicly traded or (c) converted at the option of the holder. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 486,000 shares of MMI’s common stock at an exercise price of $3.25 per share.

On or about January 23, 2019, the Company and certain note holders, including related parties, agreed to extend the maturity date of the convertible notes payable, as amended and extended on or about August 2018, in the aggregate principal amount of $1,550,000 to be upon the earlier of (a) January 24, 2020 or (b) the first day the company’s stock is publicly traded. All interest due and payable on the notes, shall be converted into shares of common stock at a conversion price of $1.00 per share.

Subsequent to September 30, 2017, other convertible promissory notes with an aggregate principal amount of $1,871,340 were automatically converted into 1,525,425 shares of the Company’s common stock pursuant to the terms of the notes.

Other Notes Payable

Subsequent to September 30, 2017 to December 31, 2017, the Company received an aggregate of $555,000 associated with the issuances of promissory notes, as amended and extended, payable to various parties, of which $335,000 were issued to a related party with a stated interest rate of 10% per the original 60-day-term.

On January 4, 2018 the Company issued a $25,000 promissory note to a related party. The note has a stated interest of 10% over the original term of sixty days. The note as amended and extended on January 29, 2018 becomes due and payable upon the earlier of (a) six month following the date of extension or (b) the approval of the Form 1-A Registration Statement.

On January 24, 2018, the Company entered into a promissory note with an unrelated third party in the principal amount of $511,765 with a maturity date of March 30, 2018. The note is issued with a 15% original issue discount of which the Company received cash proceeds of $435,000. In connection with the promissory note, the Company issued three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The warrant contains a cashless exercise provision and piggyback registration rights as to the common stock underlying the warrants subsequent to the filing and effectiveness of the Form 8-A with the SEC following the closing of the initial public offering. In the event of default, the principal amount of the note is to be increased by 30% of the original principal amount and another three-year warrant for the purchase of an additional 78,333 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price, which together with the original warrant would constitute 100% warrant coverage. The Company has since defaulted on the note and note was subsequently converted into SPA Notes (see Note 16 Subsequent Events - 15% Senior Secured Convertible Notes).

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS, continued

Other Notes Payable, continued

On February 7, 2018, the Company and a note holder entered into an amendment to a promissory note issued by the Company on May 31, 2017, whereby the parties agreed to (i) extend the term of the note to March 15, 2018 and (ii) the Company agreed to payments on the following dates: (a) $70,000 upon entering into the amendment and (b) $100,000 on March 15, 2018. See Note 14 – Subsequent Events - Litigations, Claims and Assessments for further action taken by the note holder.

On or about January 23, 2019, the Company and certain note holders, including related parties, agreed to extend the maturity date of the notes payable, as amended and extended on or about August 2018, in the aggregate principal amount of $560,000 to be upon the earlier of (a) January 24, 2020 or (b) the first day the company’s stock is publicly traded. All interest due and payable on the notes, shall be converted into shares of common stock at a conversion price of $1.00 per share

Termination of Offering

On March 29, 2018, the Company decided to terminate its Regulation A+ offering in order to register its common stock with the SEC under the Securities Exchange Act of 1934, as amended, using a Form 8-A12g and become a publicly reporting company. Prior to terminating the Regulation A+ offering, the Company sold 44,153 shares in the offering at $3.25 per share, yielding proceeds of approximately $143,497.

15% Senior Secured Convertible Notes

From September 12, 2018 through the date of the issuance of these consolidated financial statements, the Company entered into securities purchase agreements with several accredited investors (the “Investors”) providing for the sale by the Company to the investors of 15% SPA Notes in the aggregate amount of $2,470,000, which included $635,000 in convertible notes converted into SPA Notes (the “September 2018 Offering”). The Notes bear interest at 15% per annum paid quarterly and mature 18 months from issuance. Following the initial closing, there shall be two additional closings in the amount of $1,000,000 each provided the Company achieves certain business milestones outlined in the Securities Purchase Agreement.

In addition to the SPA Notes, the Investors also received warrants to purchase common stock of the Company (the “Warrants”) to acquire an aggregate of 1,082,000 shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $1.20. The Investors may exercise the Warrants on a cashless basis.

The Securities Purchase Agreements require that until the Listing Event, Catalytic Capital LLC holds the right to designate one member and one observer to the board of directors of the Company and that the Company shall engage an investor relations firm mutually agreed to by the Company and Catalytic Capital LLC from the time of the Listing Event until six months after the Listing Event. The Company is also required to engage Insight Advisory as a consultant to provide business and financial advice.

The Company granted the Investors piggy back registration rights with respect to the shares of common stock underlying the Notes and the Warrants.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS, continued

Sale of CTI

On May 24, 2018, the Company entered into a stock purchase agreement between John Guild, JohnG Solutions LLC and CTI in which the Company agreed to sell their 70% ownership in CTI for a total purchase price of $1.00.

Employment Agreements

On January 17, 2018, Grady Metoyer resigned as the Company’s Chief Financial Officer, effective immediately.

In connection with the resignation of Grady Metoyer, on January 25, 2018, the Company’s board of directors appointed Ferdinand Groenewald as its Vice President of Finance, Principal Financial Officer and Principal Accounting Officer. The Company entered into an at-will employment agreement with Ferdinand Groenewald for a one-year term that is to commence as of the date the Company successfully receives at least $5,000,000 in gross proceeds from an SEC qualified offering under Offering Statement under Regulation A+ under the Securities Act of 1933, as amended.

On April 11, 2018, Robert E. Morgan resigned as Chief Executive Officer, President and Director of the Company and all other positions with subsidiaries of the Company.

On April 16, 2018, Kevin Mohan was appointed by the Company to serve as the Interim President of the Company.

On April 30, 2018, Tim M. Betts resigned as a director of the Company for personal reasons.

On May 1, 2018, the Company appointed Michael J. Roper as Chief Executive Officer (“CEO”) of the Company and entered into an Employment Agreement with Mr. Roper. In addition, Mr. Mohan resigned as Interim President of the Company.

On May 29, 2018, Ferdinand Groenewald, the Vice President of Finance, Principal Financial Officer and Principal Accounting Officer, notified Muscle Maker, Inc. (the “Company”) that he is resigning from his positions with the Company and its subsidiaries effective May 29, 2018.

On September 26, 2018, Muscle Maker, Inc. (the “Company”) appointed Ferdinand Groenewald as Chief Financial Officer of the Company and entered into an Employment Agreement with Mr. Groenewald.

On September 26, 2018, the Company appointed Kenneth Miller as Chief Operating Officer of the Company and entered into an Employment Agreement with Mr. Miller.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS, continued

Employment Agreements, continued

On October 26, 2018, the Company entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing the Company on a national exchange and raising $3,000,000 (the “IPO”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which will be increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and again to $350,000 upon the Company completing the IPO. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the IPO. Mr. Roper is entitled to $100,000 bonus upon closing of the IPO. In addition to 350,000 restricted stock units previously granted, the Company agreed to issue Mr. Roper up to 250,000 additional restricted stock units. In the event the Company raises $3 million or $5 million, then Mr. Roper will receive 150,000 restricted stock units or 250,000 restricted stock units, respectively. In addition, Mr. Roper will receive 100,000 restricted stock units upon the one- and two-year anniversaries of his employment.

On October 26, 2018, the Company entered into an Employment Agreement with Kevin Mohan. Pursuant to the Employment Agreement, Mr. Mohan will be engaged as Chief Investment Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Mohan will be entitled to a base salary at the annualized rate of $156,000, which will be increased to $175,000 upon the IPO. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Mohan is entitled to $50,000 bonus upon closing of the IPO. The Company agreed to issue Mr. Mohan up to 200,000 additional restricted stock units. In the event the Company raises $3 million or $5 million, then Mr. Mohan will receive 100,000 restricted stock units or 200,000 restricted stock units, respectively.

Litigations, Claims and Assessments

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035.

In May 2018, the Company, Former Parent and Robert E. Morgan (the former CEO of the Company) were listed as defendants to a lawsuit filed by Crownhall Realty, LLC (“Crownhall”) in the Supreme Court of the State of New York county of New York, #154467. Crownhall is seeking $1,034,087 in damages for rent, interest and other expenses.

On October 3, 2018, the Company, ARH and Robert E. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits in the amount of $87,093, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS, continued

Litigations, Claims and Assessments, continued

On or about December 1, 2017, a landlord commenced legal proceedings in the Supreme Court of New Jersey, Special Civil Part, Union County docket number LT-010222-17 due to the Company’s default under the lease. This was resolved by the Company on January 23, 2018. The Company again defaulted under the terms of the lease and the landlord evicted the Company from the premises.

On or about April 5, 2018, the Company and Former Parent, Inc entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at this location. The settlement calls for monthly payments of $8,333 thru March 2019.

In April 2018, the Company and Former Parent was listed as a defendant in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement.

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the state of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. The Company has not signed the settlement agreement dated June 30, 2018.

In May 2018, Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors.

On May 25, 2018, the Civil Court of the City of New York, County of New York, entered into a settlement agreement between the Company and a landlord, in the amount of $55,891 for past due rent. The Company agreed to make the following payments (i) $15,000 on or before May 31, 2018, and (ii) $40,891 on or before September 4,2018. These amounts have been paid in full.

On September 25, 2018, the Supreme Court of the State of New York, County of Rockland, entered into a judgement in favor of a creditor, in the amount of $69,367. The Company worked with legal counsel and on October 22, 2018, the Company entered into a settlement agreement with the credit in the amount of $36,000 that was payable on or before November 16, 2018.

On December 12, 2018, the Company was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. Fountain Valley is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the company entered into a settlement agreement and payment plan in the amount of $85,000.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of September 30, 2017, our restaurant system included thirteen Company-owned restaurants, of which one was in the pre-opening phase, and thirty-nine franchised restaurants.

Muscle Maker Grill is a fast-casual restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order lean, protein-based meals featuring chicken, seafood, pasta, burgers, wraps and flat breads. In addition, we feature freshly prepared entrée salads and an appealing selection of sides, protein shakes and fruit smoothies. We operate in the approximately $47 billion fast casual restaurant segment, which we believe has created significant recent disruption in the restaurant industry and is rapidly gaining market share from adjacent restaurant segments, resulting in significant growth opportunities for healthier restaurant concepts such as Muscle Maker Grill.

We believe our healthier restaurant concept delivers a highly differentiated customer experience by combining the quality and hospitality that customers commonly associate with our full service and fast casual restaurant competitors with the convenience and value customers generally expect from traditional fast food restaurants. The foundation of our brand is based on our core values of quality, empowerment, respect, service and value.

As of September 30, 2017, we had an accumulated deficit of $13,880,663 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the year ended December 31, 2016, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations - Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

Key Financial Definitions

Total Revenues

Our revenues are derived from three primary sources: company restaurant sales, franchise revenues and vendor rebates. Franchise revenues are comprised of franchise royalty revenues collected based on 5% of franchisee net sales and, to a lesser extent, other franchise revenues which include initial and renewal franchisee fees. Vendor rebates are received based on volume purchases or services from both company owned and franchise owned locations.

Food and Beverage Costs

Food and beverage costs include the direct costs associated with food, beverage and packaging of our menu items at company-operated restaurants. The components of food, beverages and supplies are variable in nature, change with sales volume, are affected by menu mix and are subject to fluctuations in commodity costs. The current management team in place since May 2018 has the opinion that food and beverage costs for 2016 and 2017 are too high and has begun implementing multiple operational changes to lower food and paper costs.

Labor

Restaurant labor costs, including preopening labor, consists of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to increase due to inflation and as our company restaurant revenues grows. Factors that influence labor costs include minimum wage and employer payroll tax legislation, mandated health care costs and operational productivity established by the management team. The current management team in place since May 2018 has the opinion that labor costs for 2016 and 2017 are too high and has begun implementing operational changes to lower restaurant level labor costs overall.

Rent

Restaurant rent, including preopening rental charges, consist of company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. The current management team in place since May 2018 has the opinion that rent costs for 2016 and 2017 as a percentage of total restaurant sales are too high. Our rent strategy moving forward consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides a downside protection for lower volume locations. While we cannot guarantee a favorable variable rent expense in all future leases, it is in our forecasts at an 8% average level.

Other restaurant operating expenses

Other restaurant operating expenses, including preopening operating expenses, consist of company-operated restaurant-level ancillary expenses not inclusive of food and beverage, labor and rent expense. These expenses are generally marketing, advertising, merchant and bank fees, utilities, leasehold and equipment repairs and maintenance. A portion of these costs are associated with third party delivery services such as Uber Eats, Grub Hub, DoorDash, Seamless, etc. The fees associated with these third-party delivery services can range up to 25% of the total order being delivered. Management believes delivery is a critical component of our business model and industry trends will continue to push consumers towards delivery. Our cost structure will need to be adjusted to reflect a different pricing model, portion sizes, menu offerings, etc to potentially offset these rising costs of delivery.

Depreciation and Amortization

Depreciation and amortization primarily consist of the depreciation of property and equipment and amortization of intangible assets at the restaurant level.

General and Administrative Expenses

General and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including wages, benefits, travel expense, stock-based compensation expense, legal and professional fees, training, and other corporate costs. This expense item also includes national advertising and marketing campaigns to promote brand awareness which includes, but is not limited to, television, radio, social media, billboards, point-of-sale materials, sponsorships, and multi-media. We expect we will incur incremental general and administrative expenses as a result of this offering and as a public company. A certain portion of these expenses are related to the preparation of an initial stock offering and should be considered one-time expenses.

Other (Expense) Income

Other (expenses) income primarily consists of amortization of debt discounts on the convertible notes payable to Former Parent and interest expense related to convertible notes payable.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Consolidated Results of Operations

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

The following table represents selected items in our consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively:

	For the Three Months Ended
	September 30,
	2017	2016
Revenues:
Company restaurant sales, net of discounts	$1,300,638	$1,017,844
Franchise royalties and fees	791,716	616,916
Other revenues	262,879	362,530
Total Revenues	2,355,233	1,997,290

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	639,518	409,692
Labor	687,813	458,226
Rent	318,831	327,197
Other restaurant operating expenses	351,905	175,797
Total restaurant operating expenses	1,998,067	1,370,912
Costs of other revenues	97,082	103,009
Depreciation and amortization	140,535	75,848
Impairment of intangible assets	410,225	-
Impairment of goodwill	2,521,468	-
General and administrative expenses	2,352,007	1,521,416
Total Costs and Expenses	7,519,384	3,071,185
Loss from Operations	(5,164,151)	(1,073,895)

Other (Expense) Income:
Other income	2,798	6,261
Interest income, net	6,392	3,997
Amortization of debt discount	(195,702)	(35,351)
Total Other Expense, net	(186,512)	(25,093)

Net Loss Before Income Tax	(5,350,663)	(1,098,988)
Income tax benefit (provision)	(31,821)	(31,821)
Net Loss	(5,382,484)	(1,130,809)
Net loss attributable to the non-controlling interest	(518,550)	(296,335)
Net Loss Attributable to Controlling Interest	$(4,863,934)	$(834,474)

Revenues

Company total revenues totaled $2,355,233 for the three months ended September 30, 2017 compared to $1,997,290 for the three months ended September 30, 2016. The 17.9% increase was primarily attributable to the addition of three Company-owned restaurants, which opened subsequent September 30, 2016.

We generated restaurant sales, net of discounts, of $1,300,638 for the three months ended September 30, 2017 compared to $1,017,844, for the three months ended September 30, 2016. This represented an increase of $282,794, or 27.8%, which resulted primarily from the increase in company owned restaurant sales due to the addition of three Company-owned restaurants, which opened subsequent September 30, 2016.

Franchise royalties and fees for the three months ended September 30, 2017 and September 30, 2016 totaled $791,716 compared to $616,916, respectively. The $174,800 increase is primarily attributable to recognition of vendor rebates and deferred revenue for franchise agreements that have been terminated.

Other revenues decreased from $362,530 for the three months ended September 30, 2016 to $262,879 for the three months ended September 30, 2017, representing a decrease of $99,651 or 27.5%. The decrease is attributed to fewer hardware and equipment sales during the period compared to the prior period.

Operating Costs and Expenses

Operating costs and expenses consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, cost of other revenues, depreciation and amortization expenses and general and administrative expenses (inclusive of labor).

Restaurant food and beverage costs for the three months ended September 30, 2017 and September 30, 2016 totaled $639,518, or 49.2%, as a percentage of restaurant sales, and $409,692, or 40.3%, as a percentage of restaurant sales, respectively. The $229,826 increase results primarily from the addition of three new Company-owned locations noted above. The increase as a percentage of sales is primarily attributable to the impact of preopening training in which food and beverage inventory is utilized to train staff on the preparation of menu items, as well as lost efficiencies with new staff in portioning and preparation.

Restaurant labor for the three months ended September 30, 2017 and September 30, 2016 totaled $687,813, or 52.9%, as a percentage of restaurant sales, and $458,226, or 45.0%, as a percentage of restaurant sales, respectively. The $229,587 increase results primarily from the addition of three new Company-owned locations noted above. The increase as a percentage of sales is primarily attributable to the impact of preopening training with newly hired staff, as well as lost efficiencies that are inherent in the start-up of new restaurants given the high level of attrition and retraining that occurs. Additionally, it is estimated that it takes approximately four to six months of extensive marketing efforts to effectively generate brand awareness in new geographical locations. These factors negatively impact labor margins in the early phases of operations of new restaurants.

Restaurant rent expense for the three months ended September 30, 2017 and September 30, 2016 totaled $318,831, or 24.5%, as a percentage of restaurant sales, and $327,197, or 32.2%, as a percentage of restaurant sales, respectively. The decrease is due to a tenant allowance of approximately $53,000 that we received at one of our Company owned locations.

Other restaurant operating expenses for the three months ended September 30, 2017 and September 30, 2016 totaled $351,905, or 27.1% as a percentage of restaurant sales, and $175,797, or 17.3% as a percentage of restaurant sales, respectively. The $176,108 increase results primarily from the addition of three new Company-owned locations noted above.

Cost of other revenues for the three months ended September 30, 2017 and September 30, 2016 totaled $97,082, or 36.9%, as a percentage of other revenue, and $103,009, or 28.4%, as a percentage of other revenue, respectively. The $5,927 decrease results primarily from efficiencies established with enhanced inventory management controls.

Depreciation and amortization expense for the three months ended September 30, 2017 and September 30, 2016 totaled $140,535 and $75,848, respectively. The $64,687 increase is primarily attributable to depreciation of new property and equipment related to the addition of four new company owned locations.

Impairment of intangible assets for the three months ended September 30, 2017 totaled $410,225 The impairment of the intangible assets was based on a recoverability test on the franchise agreements that failed the test based on projected future undiscounted cash flows.

Impairment of goodwill for the three months ended September 30, 2017, totaled $2,521,468. The impairment charges resulted from decrease in the company’s estimates undiscounted cash flows from the expected future operations of the assets. These estimates considered factors such as expected future operating income, operating trends and prospects, as well as the effects of demands, competition and other factors.

General and administrative expenses for the three months ended September 30, 2017 and September 30, 2016 totaled $2,352,007, or 99.9% of total revenue, and $1,521,416, or 76.2% of total revenue, respectively. The $830,591 increase is primarily attributable to the “build-up” of the company’s corporate infrastructure to support new company owned store growth as well as third party related expenses to prepare the Company for a private placement offering and IPO. Wages and related expenses increased approximately $165,000 compared to the prior year with the addition of key management positions. Third party accounting and legal fees increased $539,000 with temporary accounting services and nonrecurring legal reorganizational research to facilitate SEC financial statement preparation. Restricted stock compensation increased approximately $302,000 for restricted stock issued in 2017 and not in 2016. Partially offset by the following decreases of approximately $37,000 in temporary services, approximately $21,000 in consulting fees, approximately $13,000 in recruiting fees, approximately $14,000 in leased equipment, approximately in $14,000 in travel expenses and other miscellaneous expenses.

Loss from Operations

Our loss from operations for the three months ended September 30, 2017 and September 30, 2016 totaled $5,164,151 or 219.3% of total revenues and $1,073,895, or 53.8% of total revenue, respectively. The increased loss of $4,090,256 is attributable to growth in general administrative expenses to build company infrastructure, inefficiencies in preopening expenses, new rental charges, local and national marketing campaigns, and third-party consulting services to facilitate our anticipated private placement and IPO. In addition to impairment charges of our intangible assets and goodwill attributed an aggregate amount of $2,931,693 for reasons discussed previously.

Other (Expense) Income

Other (expense) income for the three months ended September 30, 2017 and September 30, 2016 totaled $(186,512) and $(25,093) respectively. The $161,419 increase in expense was primarily attributable to amortization of debt discount of approximately $160,351 in connection with convertible notes payable to a former related party.

Net Loss

Our net loss for the three months ended September 30, 2017 increased by $4,251,674 to $5,382,484 as compared to $1,130,810 for the three months ended September 30, 2016, resulting primarily from significant increases in general and administrative expenses incurred for the contemplated IPO as well as employee expenses incurred for restricted stock. In addition, impairment charges in 2017 associated with intangible assets and goodwill in an aggregate amount of $2,931,693. Our net loss attributable to the controlling interest was $518,550 and $296,335 for the three months ended September 30, 2017 and September 30, 2016, respectively.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

The following table represents selected items in our consolidated statements of operations for the Nine months ended September 30, 2017 and 2016, respectively:

	For the Nine Months Ended
	September 30,
	2017	2016
Revenues:
Company restaurant sales, net of discounts	$3,958,653	$1,895,426
Franchise royalties and fees	1,728,933	1,463,521
Other revenues	558,469	557,900
Total Revenues	6,246,055	3,916,847

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,622,316	728,041
Labor	1,920,441	861,994
Rent	915,637	464,132
Other restaurant operating expenses	870,968	387,148
Total restaurant operating expenses	5,329,362	2,441,315
Costs of other revenues	210,563	256,726
Depreciation and amortization	308,407	160,466
Impairment of intangible assets	410,225	-
Impairment of goodwill	2,521,468	-
General and administrative expenses	5,884,594	3,206,501
Total Costs and Expenses	14,664,619	6,065,008
Loss from Operations	(8,418,564)	(2,148,161)

Other (Expense) Income:
Other income	88,027	6,563
Interest income, net	7,152	4,851
Amortization of debt discount	(3,956,792)	(102,228)
Total Other (Expense) Income, net	(3,861,613)	(90,814)

Net Loss Before Income Tax	(12,280,177)	(2,238,975)
Income tax benefit (provision)	(95,462)	(95,462)
Net Loss	(12,375,639)	(2,334,437)
Net loss attributable to the non-controlling interest	(2,336,614)	(599,037)
Net Loss Attributable to Controlling Interest	$(10,039,025)	$(1,735,400)

Revenues

Company total revenues totaled $6,246,055 for the nine months ended September 30, 2017 compared to $3,916,847 for the nine months ended September 30, 2016. The 59.5% increase was primarily attributable to the addition of three Company-owned restaurants, which opened subsequent September 30, 2016.

We generated restaurant sales, net of discounts, of $3,958,653 for the nine months ended September 30, 2017 compared to $1,895,426, for the nine months ended September 30, 2016. This represented an increase of $2,063,227, or 108.9%, which resulted primarily from the increase in company owned restaurant sales due to the addition of three Company-owned restaurants, which opened subsequent September 30, 2016.

Franchise royalties and fees for the nine months ended September 30, 2017 and September 30, 2016 totaled $1,728,933 compared to $1,463,521, respectively. The $265,412 increase is primarily attributable to recognition of deferred revenue for franchise agreements that have been terminated.

Other revenues increased from $557,900 for the nine months ended September 30, 2016 to $558,469 for the nine months ended September 30, 2017, representing an increase of $569 or 0.1%. The increase is primarily attributable to CTI’s revenue increases for 3rd party sales growth.

Operating Costs and Expenses

Operating costs and expenses consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, cost of other revenues, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the nine months ended September 30, 2017 and September 30, 2016 totaled $1,622,316, or 41.0%, as a percentage of restaurant sales, and $728,041, or 38.4%, as a percentage of restaurant sales, respectively. The $894,275 increase results primarily from the addition of three new Company-owned locations noted above. The increase as a percentage of sales is primarily attributable to the impact of preopening training in which food and beverage inventory is utilized to train staff on the preparation of menu items, as well as lost efficiencies with new staff in portioning and preparation.

Restaurant labor for the nine months ended September 30, 2017 and September 30, 2016 totaled $1,920,441, or 48.5%, as a percentage of restaurant sales, and $861,994, or 45.5%, as a percentage of restaurant sales, respectively. The $1,058,447 increase results primarily from the addition of three new Company-owned locations noted above. The increase as a percentage of sales is primarily attributable to the impact of preopening training with newly hired staff, as well as lost efficiencies that are inherent in the start-up of new restaurants given the high level of attrition and retraining that occurs. Additionally, it is estimated that it takes approximately four to six months of extensive marketing efforts to effectively generate brand awareness in new geographical locations. These factors negatively impact labor margins in the early phases of operations of new restaurants.

Restaurant rent expense for the nine months ended September 30, 2017 and September 30, 2016 totaled $915,637, or 23.1%, as a percentage of restaurant sales, and $464,132, or 24.5%, as a percentage of restaurant sales, respectively. The $451,505 increase results primarily from the addition of three new Company-owned locations noted above. The increase as a percentage of sales is primarily attributable to the impact of recognizing rental expense prior to store openings, thus rental expenses incurred without offsetting revenues. Additionally, we have executed new lease agreements that have higher rental charges as a percentage of current sales volumes than historical agreements. As the company seeks to grow brand concepts, several factors are considered when deciding on leased locations. These include, but are not limited to, estimated foot traffic, lease term, lease rate, adjacent businesses, surrounding community economics, etc. As such, new lease agreements may tend to have a higher percentage of revenue as the brand establishes itself in new markets and the surrounding markets themselves grow.

Other restaurant operating expenses for the nine months ended September 30, 2017 and September 30, 2016 totaled $870,968, or 22.0% as a percentage of restaurant sales, and $387,148, or 20.4% as a percentage of restaurant sales, respectively. The $483,820 increase results primarily from the addition of three new Company-owned locations, which opened subsequent September 30, 2016.

Cost of other revenues for the nine months ended September 30, 2017 and September 30, 2016 totaled $210,563, or 37.7%, as a percentage of other revenue, and $256,726, or 46.0%, as a percentage of other revenue, respectively. The $46,163 decrease results primarily from efficiencies establish with enhanced inventory management controls.

Depreciation and amortization expense for the nine months ended September 30, 2017 and September 30, 2016 totaled $308,407 and $160,466, respectively. The $147,941 increase is primarily attributable to depreciation of new fixed assets related to the addition of three new company owned locations.

Impairment of intangible assets for the nine months ended September 30, 2017 totaled $410,225 The impairment of the intangible assets was based on a recoverability test on the franchise agreements that failed the test based on projected future undiscounted cash flows.

Impairment of goodwill for the nine months ended September 30, 2017, totaled $2,521,468. The impairment charges resulted from decrease in the company’s estimates undiscounted cash flows from the expected future operations of the assets. These estimates considered factors such as expected future operating income, operating trends and prospects, as well as the effects of demands, competition and other factors.

General and administrative expenses for the nine months ended September 30, 2017 and September 30, 2016 totaled $5,884,594, or 94.2% of total revenue, and $3,206,501, or 81.9% of total revenue, respectively. The $2,678,093 increase is primarily attributable to the “build-up” of the company’s corporate infrastructure to support new company owned stores as well as third party related expenses to prepare the Company for a private placement offering and IPO. Wages and related expenses increased approximately $569,000 compared to the prior year with the addition of key management positions. Advertising and marketing increased approximately $301,000 to grow national brand awareness. Third party accounting and legal fees increased $948,000 with temporary accounting services and nonrecurring legal reorganizational research to facilitate SEC financial statement preparation. Audit fees increased approximately $206,000 with audits for 2015 and 2016. Restricted stock compensation increased approximately $564,000 for restricted stock issued in 2017 and not in 2016. Additionally, bonuses increased approximately $75,000 for incentives related to IPO efforts. CTI G&A expenses increased $56,000 primarily due to an increased sales head count to drive revenue growth. It is anticipated that general and administrative expenses during the 4th quarter of calendar 2017 will not decline due to audit, accounting and legal fees incurred to support the targeted IPO. Additionally, there will be compensation and third-party expenses incurred during the 4th quarter for the issuance of restricted stock to certain employees and third-party groups. Partially offset by a decrease in other miscellaneous expenses.

Loss from Operations

Our loss from operations for the nine months ended September 30, 2017 and September 30, 2016 totaled $8,418,564 or 134.8% of total revenues and $2,148,161, or 54.8% of total revenue, respectively. The increased loss of $6,270,403 is attributable to growth in general administrative expenses to build company infrastructure, inefficiencies in preopening expenses, new rental charges, local and national marketing campaigns, and third-party consulting services to facilitate our anticipated private placement and IPO. In addition to impairment charges of our intangible assets and goodwill attributed an aggregate amount of $2,931,693 for reasons discussed previously.

Other (Expense) Income

Other (expense) income for the nine months ended September 30, 2017 and September 30, 2016 totaled $(3,861,613) and $(90,814) respectively. The $3,770,799 increase in expense was primarily attributable to increase in amortization of debt discount of approximately $(3,854,564) in connection with convertible notes payable to a former related party, partially offset by an increase in other income of $81,464.

Net Loss

Our net loss for the nine months ended September 30, 2017 increased by $10,041,202 to $12,375,639 as compared to $2,334,437 for the nine months ended September 30, 2016, resulting primarily from an increase in amortization of debt discounts to a former related party totaling $3,854,564 and significant increases in general and administrative expenses incurred for the contemplated IPO as well as employee expenses incurred for restricted stock. In addition, impairment charges in 2017 associated with intangible assets and goodwill in an aggregate amount of $2,931,693. Our net loss attributable to the controlling interest was $10,039,025 and $1,735,400 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Liquidity and Capital Resources

Liquidity.

We measure our liquidity in a number of ways, including the following:

	September 30, 2017	December 31, 2016
Cash	$143,401	$335,724
Working Capital Deficiency	$(3,348,332)	$(1,723,852)
Convertible notes payable, including related parties	$1,550,000	$-
Convertible notes payable to Former Parent (Gross)	$-	$3,704,462

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $3,348,332 and $13,880,663, respectively, as of September 30, 2017, plus our use of $2,639,623 of cash in operating activities during the nine months ended September 30, 2017, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

During prior periods our operations have primarily been funded through proceeds from American Restaurant Holdings in exchange for equity and debt.

Our principal source of liquidity to date has been provided from American Restaurant Holdings, who is a private equity restaurant group, by loans from related and unrelated third parties and the sale of common stock through private placements. More specifically, American Restaurant Holdings has invested over $5 million in growth capital into Muscle Maker to date.

We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) expand operations by opening additional corporate-owned restaurants. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund our liabilities, or (d) seek protection from creditors.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

Our condensed consolidated financial statements included elsewhere in this 10-Q document have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Sources and Uses of Cash for the Nine Months Ended September 30, 2017 and September 30, 2016

For the nine months ended September 30, 2017 and 2016, we used cash of $2,639,623 and $1,001,253, respectively, in operations. Our cash used for the nine months ended September 30, 2017 was primarily attributable to our net loss of $12,375,639, adjusted for net non-cash income in the aggregate amount of $8,496,836, partially offset by $1,239,180 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used for the nine months ended September 30, 2016 was primarily attributable to our net loss of $2,334,437, adjusted for net non-cash income in the aggregate amount of $525,930, partially offset by $807,254 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2017, cash used in investing activities was $529,496, of which $580,384 was used to purchase property and equipment, and $50,888 was used to issue loans to franchisees and a related parties net amount of repayments. During the nine months ended September 30, 2016, cash used in investing activities was $735,158, of which $751,968 was used to purchase property and equipment, and $16,810 was used to issue loans to franchisees and related parties net of repayments

Net cash provided by financing activities for the nine months ended September 30, 2017 was $2,976,796 of which $1,138,800 was proceeds from convertible notes payable to American Restaurant Holdings, $300,000 proceeds from convertible notes from other related parties, $1,250,000 proceeds from convertible notes to various parties, $50,000 in proceeds from the exercise of warrants and $420,000 in proceeds from the issuance of restricted stock, and $182,004 of advance from American Restaurant Holdings. Net cash provided by financing activities for the nine months ended September 30, 2016 was $2,146,650 of which $2,154,750 was proceeds from convertible notes payable to American Restaurant Holdings, partially offset by $8,100 of repayments of notes payable.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include:

●	the fair value of assets acquired, and liabilities assumed in a business combination;
●	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
●	the estimated useful lives of intangible and depreciable assets;
●	the recognition of revenue; and
●	the recognition, measurement and valuation of current and deferred income taxes

Estimates and assumptions are periodically reviewed, and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Intangible Assets

We account for recorded intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”. In accordance with ASC 350, we do not amortize intangible assets with indefinite useful lives. Our goodwill and trademarks are deemed to have indefinite lives, and accordingly are not amortized, but are evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. The Accounting Standards Codification (“ASC”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

Other intangible assets include franchise agreements and a non-compete agreement which are amortized on a straight-line basis over their estimated useful lives of 13 years and 5 years, respectively.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income.

Deferred Revenue

Deferred revenue consists of initial franchise fees received by us, for which the restaurant has not yet opened, as well as unearned vendor rebates and customer deposits accrued in connection with technology sales and services by CTI. We collect initial franchise fees when franchise agreements are signed and recognize the initial franchise fees as revenue when the store is opened, which is when we have performed substantially all initial services required by the franchise agreement.

Revenue Recognition

In accordance with the Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), We recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Restaurant Sales

Retail store revenue at our operated restaurants are recognized when payment is tendered at the point of sale, net of sales tax and other sales related taxes.

Franchise Royalties and Fees

Royalties and franchise fees principally consist of royalties and franchise fees. Royalties are based on a percentage of franchisee revenue. Initial franchise fees are recognized upon opening of a restaurant or granting of a new franchise term, which is when we performed substantially all material obligations and initial services required by the franchise agreement. We recognize renewal fees in income when a renewal agreement becomes effective.

We have supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to us based upon the dollar volume of purchases for all our owned and franchised restaurants from these vendors. Rebates, net of rebates attributable to company owned stores, are recorded as revenue during the period in which the related food and beverage purchases are made. Company owned store rebates are recorded net of cost of goods sold.

Other Revenues

Through our subsidiary, CTI, we derive revenue from the sale of POS computer systems, cash registers, digital menu boards and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Income Taxes

We account for income taxes under Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Tax benefits claimed or expected to be claimed on a tax return are recorded in our financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position of the Company at September 30, 2017 and December 31, 2016 and the consolidated results of operations and cash flows for each of the three and nine months ended September 30, 2017 and 2016 presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2017:

●	The Company does not have written documentation of our internal control policies and procedures.
●	The Company does not have sufficient resources in its accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.
●	The Company has inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a company with limited resources, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of the financial statements. This action, in addition to future improvements, will minimize any risk of a potential material misstatement occurring.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third quarter of the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are not currently involved in any material disputes and do not have any material litigation matters pending except:

In April 2018, Muscle Maker and ARH was listed as a defendant in a lawsuit filed by a landlord in the Superior Court of the State of California. The landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 18, 2019, the Company successfully worked out a settlement and payment plan with the Plaintiff pursuant to a confidential settlement agreement.

On May 4, 2018, Stratford Road Partners, LLC (“Stafford”) filed suit against us and our subsidiary for non-payment of rent in the small Claims court in the state of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. As of the date of this report the company has not signed the settlement agreement dated June 30, 2018.

In May 2018, Muscle Maker, ARH and Robert E. Morgan (the former CEO of the Company) were listed as defendants to a lawsuit filed by Crownhall Realty, LLC (“Crownhall”) in the Supreme Court of the State of New York county of New York, #154467. Crownhall is seeking $1,034,087 in damages for rent, interest and other expenses. The original lease was for a 10-year period of time and commenced on January 1, 2016. In 2017, Limestone Associates LLC (“Limestone”) filed a complaint against ARH in the Civil Court of the City of New York, County of New York, #78549/2017 for commercial non-payment of rent for the amount of $25,748 plus cost and disbursements of this proceeding. In May 2018, Limestone filed a complaint against ARH and Mr. Morgan in the Supreme Court of the State of New York, County of New York, index # 154469 seeking $1,357,243 in damages for rent, interest and other expenses. On October 3, 2018, the Company, ARH and Robert E. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits in the amount of $87,093, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses.

On May 25, 2018, the Civil Court of the City of New York, County of New York, entered into a settlement agreement between the Company and a landlord, in the amount of $55,891 for past due rent. The Company agreed to make the following payments (i) $15,000 on or before May 31, 2018, and (ii) $40,891 on or before September 4,2018. These amounts have been paid in full.

On December 12, 2018, Muscle Maker was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. The landlord is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the company entered into a settlement agreement and payment plan in the amount of $85,000.

Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005.22.

On or about May 1, 2018, a suit was filed in the Supreme Court of the State of New York, County of Rockland, by Imperial Bag & Paper seeking $44,585 in past due amounts for goods received. The company entered into a payment plan and as of January 2019 this amount has been paid in full.

On or about April 5, 2018, American Restaurant Holdings, Inc entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at this location. The settlement calls for monthly payments of $8,333 thru March 2019.

On or about June 29, 2018, an arbitrator ruled all claims denied from a previous suit filed in 2013. The original suit was titled John Marques and J. Crown, Inc., Cross-Claim and Third-Party Plaintiffs v. Muscle Maker Franchising, LLC, Cross-Claim Defendant, and Rodney Silva and Robert Morgan, Third Party Defendants, Docket No. MID-L-4223-13, Superior Court of New Jersey Law Division: Middlesex County.

A convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against MMB, LLC, a subsidiary of the Company, for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs are $171,035. A default judgement was entered against MMB, LLC.

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017. The Company had accrued a liability for approximately $356,000 as of December 31, 2017 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

Item 1A. Risk Factors.

An investment in the Company’s Common Stock involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this Quarterly Report on Form 10-Q, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the nine months ended September 30, 2017 and December 31, 2016, we reported net losses of $12,375,639 and $4,219,687, respectively, and negative cash flow from operating activities of $2,639,667 and $2,110,702, respectively. As of September 30, 2017, we had an aggregate accumulated deficit of $13,880,663. We anticipate that we will continue to report losses and negative cash flow. As a result of these net losses and cash flow deficits and other factors, our independent auditors issued an audit opinion with respect to our financial statements for the two years ended December 31, 2016 that indicated that there is a substantial doubt about our ability to continue as a going concern.

Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

At September 30, 2017, Muscle Maker had a cash balance of approximately $78,683, a working capital deficit of approximately $3,348,332, and an accumulated deficit of approximately $13,880,663. As of February 11, 2019, Muscle Maker had a cash balance of approximately $245,000 (unaudited). Even if we are able to substantially increase revenues and reduce operating expenses, we may need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company. In order to satisfy the Company’s monthly expenses and continue in operation through September 30, 2019, the Company will need to raise a minimum of $2,000,000. In order to fully implement our business plan for 2019, the Company will need to raise a minimum of $5,000,000.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations and cash flow.

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics, troop deployments or base closures specific to our military locations and the type, number and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, inflation or increased food or energy costs could harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. There can be no assurance that consumers will continue to regard healthy-inspired fast food favorably or that we will be able to develop new menu items that appeal to consumer preferences. Our business, financial condition and results of operations depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions. In addition, the restaurant industry is currently under heightened legal and legislative scrutiny related to menu labeling and resulting from the perception that the practices of restaurant companies have contributed to nutritional, caloric intake, obesity or other health concerns of their guests. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers and our revenues may decline or our costs to produce our products could significantly increase.

Our growth strategy depends in part on opening new restaurants in existing and new markets, including military bases and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchised restaurants or establishing new markets, which could adversely affect our growth.

One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ ability to:

●	identify available and suitable restaurant sites;
●	compete for restaurant sites;
●	reach acceptable agreements regarding the lease or purchase of locations;
●	obtain or have available the financing required to acquire and operate a restaurant, including construction and opening costs, which includes access to build-to-suit leases and equipment financing leases at favorable interest and capitalization rates;
●	respond to unforeseen engineering or environmental problems with leased premises;
●	avoid the impact of inclement weather, natural disasters and other calamities;
●	hire, train and retain the skilled management and other employees necessary to meet staffing needs;
●	obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations that adversely affect our and our franchisees’ costs or ability to open new restaurants; and
●	control construction and equipment cost increases for new restaurants.

There is no guarantee that a sufficient number of suitable restaurant sites will be available in desirable areas, military bases or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new restaurants or sign new franchisees, or if existing franchisees do not open new restaurants, or if restaurant openings are significantly delayed, our revenues or earnings growth could be adversely affected and our business negatively affected.

As part of our long-term growth strategy, we may enter into geographic markets, including military bases, in which we have little or no prior operating or franchising experience through company-operated restaurant growth and through franchise development agreements. The challenges of entering new markets include, but are not limited to: difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; food distribution networks; lack of marketing efficiencies; operational support efficiencies; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of company-operated and franchised restaurants in our existing markets. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing restaurants, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system could require the implementation, expense and successful management of enhanced business support systems, management information systems and financial controls as well as additional staffing, franchise support and capital expenditures and working capital.

Due to brand recognition and logistical synergies, as part of our growth strategy, we also intend to open new restaurants in areas where we have existing restaurants. The operating results and comparable restaurant sales for our restaurants could be adversely affected due to close proximity with our other restaurants and market saturation.

New restaurants, once opened, may not be profitable or may close.

Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average restaurant revenues and comparable restaurant sales may not increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant revenues and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

●	consumer awareness and understanding of our brand;
●	Troop deployments, reductions or closures of our military base locations;
●	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;
●	consumption patterns and food preferences that may differ from region to region;
●	changes in consumer preferences and discretionary spending;
●	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
●	increases in prices for commodities, including proteins;
●	inefficiency in our labor costs as the staff gains experience;
●	competition, either from our competitors in the restaurant industry or our own restaurants;
●	temporary and permanent site characteristics of new restaurants;
●	changes in government regulation; and
●	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new restaurants do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average restaurant revenues would have a material adverse effect on our business, financial condition and results of operations.

Opening new restaurants in existing markets may negatively impact sales at our and our franchisees’ existing restaurants.

The consumer target area of our and our franchisees’ restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we or our franchisees’ already have restaurants could adversely impact sales at these existing restaurants. Existing restaurants could also make it more difficult to build our and our franchisees’ consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our or our franchisees’ existing restaurants. However, we cannot guarantee there will not be significant impact in some cases, and we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially and adversely affect our business, financial condition and results of operations.

Our sales growth and ability to achieve profitability could be adversely affected if comparable restaurant sales are less than we expect.

The level of comparable restaurant sales, which reflect the change in year-over-year sales for restaurants in the fiscal month following 15 months of operation using a mid-month convention, will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability that would have a material adverse effect on our business, financial condition and results of operations.

Our marketing programs may not be successful, and our new menu items, advertising campaigns and restaurant designs or remodels may not generate increased sales or profits.

We incur costs and expend other resources in our marketing efforts on new menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising and other initiatives than we are able to. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items and restaurant designs and remodels be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Changes in food and supply costs or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as chicken, seafood, beef, fresh produce, dairy products, packaging and other proteins, could have a material adverse effect on our results of operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls, fuel prices and government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

If any of our distributors or suppliers perform inadequately, or our distribution or supply relationships are disrupted for any reason, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, although we provide modestly priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers, including price increases with respect to ground beef, chicken, produce, dairy, packaging or other commodities. These potential changes in food and supply costs could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to compete successfully with other quick-service and fast-casual restaurants. Intense competition in the restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.

The food service industry, and particularly its quick-service and fast-casual segments, is intensely competitive. We expect competition in each of our markets to continue to be intense because consumer trends are favoring limited service restaurants that offer healthier menu items made with better quality products, and many limited service restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick-service and fast-casual restaurants in new and existing markets, we could lose customers and our revenues could decline. Our company-operated and franchised restaurants compete with national and regional quick-service and fast-casual restaurant chains for customers, restaurant locations and qualified management and other staff. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition or are better established in the markets where our restaurants are located or are planned to be located. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.

Failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes opening a significant number of new restaurants, both franchised and company owned. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our business, financial condition and results of operations.

The planned rapid increase in the number of our restaurants may make our future results unpredictable.

We intend to continue to increase the number of our company owned and franchised restaurants in the next several years. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase, which could have a material adverse effect on our business, financial condition and results of operations.

The financial performance of our franchisees can negatively impact our business.

As approximately 85% of our restaurants are franchised as of December 31, 2018, our financial results are dependent in significant part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, vendor rebates, contributions to our marketing development fund and contributions to our national and local co-op advertising funds, and other fees from our franchisees. We also collect rebates from vendors supplying franchisees for food purchases, services and materials. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for the anticipated success of our entire system of restaurants and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Muscle Maker Grill restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. We anticipate that we and our franchisees will continue to be financially impacted by the recent health care reform legislation. In addition, minimum wage and overtime requirements are a significant factor in the profitability of our and our franchisees restaurants. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised restaurants would reduce our royalty revenues and other sources of income and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business.

Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their restaurants. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised restaurants may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly, which would reduce our royalty and other revenues, and the impact on profitability could be greater than the percentage decrease in royalties and fees.

The challenging economic environment may affect our franchisees, with adverse consequences to us.

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a significant adverse impact on our business due to loss or delay in payments of royalties, contributions to our marketing development fund and brand development/advertising funds and other fees. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, negatively impact our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.

We cannot be certain that the developers and franchisees we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. The failure of developers and franchisees to open and operate franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. For these reasons, franchisees operating under development agreements may not be able to meet the new restaurant opening dates required under those agreements.

Our system-wide restaurant base is geographically concentrated in the Northeastern United States, and we could be negatively affected by conditions specific to that region.

Our company-operated and franchised restaurants in the Northeastern United States represent approximately 37% of our system-wide restaurants as of December 31, 2018. Our company-operated and franchised restaurants in New Jersey and New York represent approximately 29% of our system-wide restaurants as of December 31, 2018. Approximately 33% of our company-operated restaurants are located in New Jersey and New York. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Northeastern United States have had, and may continue to have, material adverse effects on our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain restaurants with a national footprint.

In addition, our competitors could open additional restaurants in New Jersey and New York, where we have significant concentration with 12 of our system restaurants, which could result in reduced market share for us and may adversely impact our profitability.

Negative publicity could reduce sales at some or all of our restaurants.

We may, from time to time, be faced with negative publicity relating to food quality, the safety, sanitation and welfare of our restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing and other policies, practices and procedures, employee relationships and welfare or other matters at one or more of our restaurants. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved, especially due to the high geographic concentration of many of our restaurants, to affect some or all of our other restaurants, including our franchised restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis and negative publicity from our franchised restaurants may also significantly impact company-operated restaurants. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchisees. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

Food safety and quality concerns may negatively impact our business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances of food-borne illness could reduce our restaurant sales.

Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures or improper employee conduct at our restaurants could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenues and profits. Similar incidents or reports occurring at limited service restaurants unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

We cannot guarantee to consumers that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors and distributors makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised restaurants could negatively affect sales at all of our restaurants if highly publicized, especially due to the high geographic concentration of many of our restaurants. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had material adverse impacts on their operations, and we cannot assure you that we could avoid a similar impact upon the occurrence of a similar incident at one of our restaurants. Additionally, even if food-borne illnesses were not identified at our restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurant chains were highly publicized. In addition, our restaurant sales could be adversely affected by publicity regarding other high-profile illnesses such as avian flu that customers may associate with our food products.

We rely on only one company to distribute substantially all of our food and supplies to company-operated and franchised restaurants, and on a limited number of companies, and, in some cases, a sole company, to supply certain products, supplies and ingredients to our distributor. Failure to receive timely deliveries of food or other supplies could result in a loss of revenues and materially and adversely impact our operations.

Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire quality food products from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of protein-based diseases, inclement weather, fuel supplies or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers, and, in some cases, a sole supplier, for certain products, supplies and ingredients. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu due to a supply shortage, that restaurant may experience a significant reduction in revenues during the time affected by the shortage and thereafter if our customers change their dining habits as a result.

The volatile credit and capital markets could have a material adverse effect on our financial condition.

Our ability to manage our debt is dependent on our level of cash flow from company-operated and franchised restaurants, net of costs. It is anticipated that in 2019 the company will not have positive cash flow and will require additional outside funding to maintain operations. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which would have a material adverse effect on our business and financial condition. The lack of availability or access to build-to-suit leases and equipment financing leases could result in a decreased number of new restaurants and have a negative impact on our growth.

Our strategy to open all company owned and operated restaurants on non-traditional sites such as military bases could fail.

While the company has a relationship with the military and AAFES specifically, as of January 2019 we currently do not have a signed agreement for a specific number of locations. In the event these locations do not become available in the future, the total restaurant count of company owned and operated locations will be materially affected. In addition, military sites tend to have a lower capital investment to build out and more favorable lease terms. In the event the company cannot obtain military sites, the total outlay of capital expenditures could increase significantly over time for new locations outside of military installations.

A prolonged economic downturn could materially affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending. The recession from late 2007 to mid-2009 reduced consumer confidence to historic lows, impacting the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses, bankruptcies and reduced access to credit, resulting in lower levels of customer traffic and lower average check sizes in fast casual restaurants, similar to ours. If the economy experiences another significant decline, our business and results of operations could be materially adversely affected and may result in a deceleration of the number and timing of new restaurant openings by us and our franchisees. Deterioration in customer traffic or a reduction in average check size would negatively impact our revenues and profitability and could result in reductions in staff levels, additional impairment charges and potential restaurant closures.

A military conflict or large troop deployment could affect our revenue at company and franchise locations in the future

Our current corporately owned location strategy focuses on building restaurants on non-traditional locations such as military bases in support of “Operation Live Well” and the desire of the military to offer healthier eating options on all bases. In the event of a large troop deployment or military conflict, the total number of troops present on any given base could be materially reduced and therefore our total revenues would likely be reduced accordingly.

The interests of our franchisees may conflict with ours or yours in the future and we could face liability from our franchisees or related to our relationship with our franchisees.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchisee/franchisor relationship. This may lead to disputes with our franchisees and we expect such disputes to occur from time to time in the future as we continue to offer franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows even if we have a successful outcome in the dispute.

In addition, various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. A franchisee and/or a government agency may bring legal action against us based on the franchisee/franchisor relationships that could result in the award of damages to franchisees and/or the imposition of fines or other penalties against us.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We and our franchisees rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us or our franchisees to litigation or to actions by regulatory authorities.

We anticipate expanding, upgrading and developing our information technology capabilities. If we are unable to successfully upgrade or expand our technological capabilities, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures.

If we or our franchisees are unable to protect our customers’ credit and debit card data, we could be exposed to data loss, litigation, liability and reputational damage.

In connection with credit and debit card sales, we and our franchisees transmit confidential credit and debit card information by way of secure private retail networks. Although we and our franchisees use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our and our franchisees’ security measures and those of our and our franchisees’ technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person were able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our and our franchisees’ operations. Any security breach could expose us and our franchisees to risks of data loss, litigation and liability and could seriously disrupt our and our franchisees’ operations and any resulting negative publicity could significantly harm our reputation.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered Muscle Maker Grill® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office. The Muscle Maker Grill® trademark is also registered in some form in one foreign country. Our current brand campaign, “Great Food with Your Health in Mind” has also been approved for registration with the United States Patent and Trademark Office. In addition, the Muscle Maker Grill logo, website name and address (www.musclemakergrill.com) and Facebook, Instagram, Twitter and other social media accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

We or our suppliers maintain the seasonings and additives for our food offerings, as well as certain standards, specifications and operating procedures, as trade secrets or confidential information. We may not be able to prevent the unauthorized disclosure or use of our trade secrets or information, despite the existence of confidentiality agreements and other measures. While we try to ensure that the quality of our brand and branded products is maintained by all of our franchisees, we cannot be certain that these franchisees will not take actions that adversely affect the value of our intellectual property or reputation. If any of our trade secrets or information were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.

There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks, trade dress and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property which, in turn, could lead to a decline in restaurant revenues. If the intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, we may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims.

We depend on our executive officers, the loss of whom could materially harm our business.

We rely upon the accumulated knowledge, skills and experience of our executive officers and significant employees. Our executive officers and significant employees have cumulative experience of more than 100 years in the food service industry. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our brand and financial results. We also do not maintain any key man life insurance policies for any of our employees.

Matters relating to employment and labor law may adversely affect our business.

Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws, including mandating increases in minimum wages, changes in exempt and non-exempt status, or mandated benefits such as health insurance could materially affect our business, financial condition, operating results or cash flow. Furthermore, if our or our franchisees’ employees unionize, it could materially affect our business, financial condition, operating results or cash flow.

We are also subject in the ordinary course of business to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws. Such claims could also be asserted against us by employees of our franchisees. Moreover, claims asserted against franchisees may at times be made against us as a franchisor. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of any resulting lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business, brand image, employee recruitment, financial condition, operating results or cash flows.

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

Restaurant companies have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, consumers, suppliers, franchisees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked.

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illness or accidents in our restaurants. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and result in increases in our insurance premiums. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to have adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.

If we or our franchisees face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee-turnover rates, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our and our franchisees’ operating expenses could increase and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated or locally-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.

In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators, management personnel and other employees. Qualified individuals needed to fill these positions can be in short supply in some geographic areas. In addition, limited service restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced any significant problems in recruiting employees, our and our franchisees’ ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations or cash flows. If we or our franchisees are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could also result in higher labor costs.

We are locked into long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.

Many of our restaurant leases are non-cancelable and typically have initial terms up to between 5 and 10 years and 1-3 renewal terms of 5 years each that we may exercise at our option. Even if we close a restaurant, we are required to perform our obligations under the applicable lease, which could include, among other things, a provision for a closed restaurant reserve when the restaurant is closed, which would impact our profitability, and payment of the base rent, property taxes, insurance and maintenance for the balance of the lease term. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenues and profit, if any, generated at a relocated restaurant may not equal the revenues and profit generated at the existing restaurant. As of January, 2019, the Company currently has 4 restaurant locations that have been closed where a settlement on the outstanding lease amounts has not yet been determined. The outcome on these 4 restaurant leases could have a negative material impact on our cash reserves as well as future earnings.

We and our franchisees are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate or sell franchises.

We and our franchisees are subject to extensive government regulation at the federal, state and local government levels. These include, but are not limited to, regulations relating to the preparation and sale of food, zoning and building codes, franchising, land use and employee, health, sanitation and safety matters. We and our franchisees are required to obtain and maintain a wide variety of governmental licenses, permits and approvals. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.

We are subject to the U.S. Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants by adding access ramps or redesigning certain architectural fixtures, for example, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, the U.S. Immigration Reform and Control Act of 1986, and a variety of similar federal, state and local laws that govern these and other employment law matters. We and our franchisees may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been a party to such matters in the past. In addition, federal, state and local proposals related to paid sick leave or similar matters could, if implemented, have a material adverse effect on our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) requires employers such as us to provide adequate and affordable health insurance for all qualifying employees or pay a monthly per-employee fee or penalty for non-compliance beginning in fiscal 2015. We began to offer such health insurance benefits on January 1, 2015 to all eligible employees, and may incur substantial additional expense due to organizing and maintaining the plan which we anticipate will be more expensive on a per person basis and for an increased number of employees who we anticipate at other times may elect to obtain coverage through a healthcare plan that we partially subsidize. If we fail to offer such benefits, or the benefits that we elect to offer do not meet the applicable requirements, we may incur penalties. Since the PPACA also requires individuals to obtain coverage or face individual penalties, employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual penalties increase in size. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us, we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have a material adverse effect on our business, financial condition and results of operations.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the “FSMA”), signed into law in January 2011, granted the U.S. Food and Drug Administration (the “FDA”) new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.

We are also subject to regulation by the Federal Trade Commission and subject to state laws that govern the offer, sale, renewal and termination of franchises and our relationship with our franchisees. The failure to comply with these laws and regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on franchise sales, fines or the requirement that we make a rescission offer to franchisees, any of which could affect our ability to open new restaurants in the future and thus could materially adversely affect our business and operating results. Any such failure could also subject us to liability to our franchisees.

Federal, State and Local Regulation and Compliance

We are subject to extensive federal, state and local government regulation, including those relating to, among others, public health and safety, zoning and fire codes, and franchising. Failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of restaurants. Although we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. A significant portion of the hourly staff is paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase labor costs. In addition, the PPACA increased medical costs beginning in fiscal 2015. We are also subject to the Americans With Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons.

In addition, we must comply with regulations adopted by the Federal Trade Commission, or the FTC, and with several state laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising, or the FTC Rule, and certain state laws require that we furnish prospective franchisees with a franchise offering circular or Franchise Disclosure Document containing information prescribed by the FTC Rule and applicable state laws and regulations.

We also must comply with a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; prohibit interference with the right of free association among franchisees; alter franchise agreements; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; and place new stores near existing franchises. Bills intended to regulate certain aspects of franchise relationships have been introduced into Congress on several occasions during the last decade, but none have been enacted.

Compliance with environmental laws may negatively affect our business.

We are subject to federal, state and local laws and regulations, including those concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Environmental conditions relating to the presence of hazardous substances at prior, existing or future restaurant sites could materially adversely affect our business, financial condition and results of operations. Further, environmental laws and regulations, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition and results of operations.

We are subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste and clean-up of contaminated soil and groundwater. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances, and in some cases we may have obligations imposed by indemnity provisions in our leases.

No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities will not have a material adverse effect on our financial condition.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.

The PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to, as of December 1, 2015, require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to, as of December 1, 2015, provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the United States Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings

Furthermore, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers or have enacted legislation restricting the use of certain types of ingredients in restaurants.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. Additionally, some government authorities are increasing regulations regarding trans-fats and sodium, which may require us to limit or eliminate trans-fats and sodium in our menu offerings or switch to higher cost ingredients or may hinder our ability to operate in certain markets. Some jurisdictions have banned certain cooking ingredients, such as trans-fats, which a limited number of our menu products contain in small, but measurable amounts, or have discussed banning certain products, such as large sodas. Removal of these products and ingredients from our menus could affect product tastes, customer satisfaction levels, and sales volumes, whereas if we fail to comply with these laws or regulations, our business could experience a material adverse effect.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of additional menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as on the restaurant industry in general.

We may become subject to liabilities arising from environmental laws that could likely increase our operating expenses and materially and adversely affect our business and results of operations.

We are subject to federal, state and local laws, regulations and ordinances that:

●	govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as waste handling and disposal practices for solid and hazardous wastes; and
●	impose liability for the costs of cleaning up, and damage resulting from, sites of past spills, disposals or other releases of hazardous materials.

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities for clean-up costs and personal injury or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediating contamination at any of our properties, our operating expenses would likely increase and our results of operations would be materially adversely affected. See “Description of Business—Environmental Matters.” Some of our leases provide for indemnification of our landlords for environmental contamination, clean-up or owner liability.

We are exposed to the risk of natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.

Our headquarters, company-operated and franchised restaurant locations, third-party sole distributor and its facilities, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, especially such events which occur in New Jersey and New York, as a result of the concentration of our restaurants, may disrupt our and our franchisees’ business and may adversely affect our and our franchisees’ ability to obtain food and supplies and sell menu items. Our business may be harmed if our or our franchisees’ ability to obtain food and supplies and sell menu items is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our and our franchisees’ revenues, properties or operations. Such events could result in physical damage to one or more of our or our franchisees’ properties, the temporary closure of some or all of our company-operated restaurants, franchised restaurants and third-party distributor, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods and supplies to our company-operated and franchised restaurants and third-party distributor, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, all of which would increase the cost of doing business. These events also could have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could adversely affect our operations. Some of our restaurants are located on military bases. Our strategy as of January 2019 is to continue to build corporately owned and operated restaurants on military bases. In the event of a significant troop deployment, our total revenue and operating profits could be materially adversely affected.

Upon the expansion of our operations internationally, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We anticipate developing franchised locations located outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our franchisees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we must furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will design, implement, and test the internal controls over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the Common Stock could be negatively affected. We also could become subject to investigations by the stock exchange if we are ever listed on an exchange, the Commission, or other regulatory authorities, which could require additional financial and management resources. As of December 31, 2017, we had material weakness in our internal controls.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

As a smaller reporting company and will be exempt from certain disclosure requirements, which could make our Common Stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or
●	in the case of an initial registration statement under the Securities Act, or the Exchange Act of 1934, as amended, which we refer to as the Exchange Act, for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or
●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

As a public company, we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of the NYSE American or NASDAQ Capital Market have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the exchange we are listed on, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

We are an emerging growth company and subject to less rigorous public reporting requirements and cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are a public reporting company under the Exchange Act, and thereafter publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:

●	Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	Taking advantage of extensions of time to comply with certain new or revised financial accounting standards;
●	Being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	Being exempt from the requirement to hold a non-binding advisory vote on executive compensations and stockholder approval of an golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We could be an emerging growth company for up to five years, circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700 million, if we issue $1 billion or more in non-convertible debt during a three-year period, or if our annual gross revenues exceed $1 billion. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues. Finally, at any time we may choose to opt-out of the emerging growth company reporting requirements. If we choose to opt out, we will be unable to opt back in to being an emerging growth company.

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price per share of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the NYSE American or NASDAQ Capital Market and if the price of our Common Stock is less than $5.00 per share, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any such transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore stockholders may have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our Common Stock.

Muscle Maker is a holding company with no operations and relies on its operating subsidiaries to provide it with funds necessary to meet its financial obligations and to pay taxes, expenses and dividends.

We are a holding company with no direct operations that will hold as our principal assets (i) a 100% ownership interest in Muscle Maker Development, LLC (“Muscle Maker Development”), which runs our franchising restaurant operations and (ii) a 100% ownership interest in Muscle Maker Corp., LLC (“Muscle Maker Corp.”; together with Muscle Maker Development, referred to as the “Subsidiaries”), which runs our company restaurant operations, and holds a 70% ownership interest in Custom Technology, Inc. (“CTI”), a technology and point of sale (“POS”) systems dealer and technology consultant, and will rely on the Subsidiaries to provide us with funds necessary to meet any financial obligations. As such, we will have no independent means of generating revenue. We intend to cause the Subsidiaries to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses. However, the Subsidiaries’ ability to make such distributions and payments to Muscle Maker may be subject to various limitations and restrictions, including the operating results, cash requirements and financial condition of the Subsidiaries, the applicable provisions of California law that may limit the amount of funds available for distribution to the shareholders of the Subsidiaries, compliance by the Subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by the Subsidiaries with third parties. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (i.e., as a result of the Subsidiaries’ inability to make distributions due to various limitations and restrictions), we may have to borrow funds, and thus our liquidity and financial condition could be materially and adversely affected. As of June 2019, the Company no longer holds a 70% ownership interest in CTI.

Members of our board of directors and our executive officers will have other business interests and obligations to other entities.

Neither our directors nor our executive officers will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company, provided that such activities do not compete with the business of the Company or otherwise breach their agreements with the Company. We are dependent on our directors and executive officers to successfully operate our Company. Their other business interests and activities could divert time and attention from operating our business.

Risks Related to Ownership of Our Common Stock and Lack of Liquidity

An active trading market for our common stock may not develop and you may not be able to resell your shares.

There has been no public market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock or at the time that they would like to sell. In addition, we intend to list our common stock on the NYSE American (“NYSE American”) or NASDAQ Capital Market, there is no guarantee that we can meet the listing standards or that our listing application with the NYSE American or NASDAQ Capital Market will be accepted. Even if our common stock is accepted and our common stock is listed on the NYSE American or NASDAQ Capital Market, an active trading market for our common stock may never develop, which will adversely impact your ability to sell our shares. If shares of common stock are not eligible for listing on the NYSE American or NASDAQ Capital Market, we intend to apply for quotation of our common stock on the OTC Marketplace by the OTC Markets Group, Inc.. Even if we obtain quotation on the OTC, we do not know the extent to which investor interest will lead to the development and maintenance of a liquid trading market.

The OTC, as with other public markets, has from time to time experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock may be similarly volatile, and holders of shares of our common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of shares of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section.

No assurance can be given that the market price of shares of our common stock will not fluctuate or decline significantly in the future or that common stockholders will be able to sell their shares when desired on favorable terms, or at all.

The Company’s stock price may be volatile.

The market price of the Company’s Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following:

●	services by the Company or its competitors;
●	additions or departures of key personnel;
●	the Company’s ability to execute its business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

If our securities are quoted on the OTC rather than listed on the NYSE American or NASDAQ Capital Market, our securities holders may face significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our common stock will be registered or exempt from registration under the laws of any state. If our securities are quoted on the OTC rather than listed on the NYSE American or NASDAQ Capital Market, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2015, in connection with original capitalization of the Company, MMI issued 4,339,285 shares of its common stock to ARH in exchange for cash of $3,645,000 and an obligation to repay an aggregate of $604,000 of principal due under Note I and Note II issued to MMF in connection with the acquisition of 74% of MMB.

On January 23, 2015, MMI issued 53,571 shares of common stock valued at $1.31 per share, or an aggregate of $70,000, to former members of MMF, in connection with the acquisition of 74% of MMB.

On January 24, 2015, MMI granted 21,428 shares of its common stock valued at $1.31 per share to its Director of Brand Development, in connection with the DBD Agreement. The shares vested immediately and MMI recorded stock-based compensation of $28,000 in connection with issuance of these shares.

On January 24, 2015, the Company issued 45,918 shares of its common stock to the Director of Brand Development in exchange for cash proceeds of $1.31 per share, or $60,000.

On July 23, 2015 and August 28, 2015, the Company issued 80,356 and 53,571 shares of its common stock, and 3-year warrants for the purchase of 40,178 and 26,785 shares of common stock respectively, for aggregate cash proceeds of $750,000. The warrants are exercisable at $7.00 per share.

On December 15, 2016, the Company granted a three-year warrant for the purchase of 245,797 shares of MMI common stock at an exercise price of $9.33 to the Parent, in connection with the issuance of the 2016 ARH Note.

On April 21, 2016, the Company granted a three-year warrant for the purchase of 5,356 shares of the Company’s common stock at an exercise price of $9.33 per share to a franchisee and developer of the Company in exchange for services.

On December 15, 2016, the Company granted a three-year warrant for the purchase of 245,797 shares of MMI common stock at an exercise price of $9.33 to the Parent, in connection with the issuance of the 2016 ARH Note.

In May 2017, Muscle Maker granted 119,709 shares of its restricted common stock to its employees and consultants, with an aggregate grant date value of $1,117,403 or $9.33 per share.

On July 21, 2017, the Company issued 6,696 shares of common stock of the company to an investor at a purchase price of $7.47 per share providing $50,000 of proceeds to the Company.

On July 25, 2017, a warrant was exercised for the 5,356 shares of common stock of the Company at an exercise price of $9.33 per share for gross proceeds of $50,000.

On July 27, 2017, the Company issued stand-alone non-qualified stock options, not pursuant to a plan, to purchase an aggregate of 33,750 shares of the Company’s common stock to its franchisees.

On August 25, 2017, the Company issued an aggregate of 42,856 shares of common stock of the company to investors at a purchase price of $7.47 per share providing $320,000 of proceeds to the Company.

On September 1, 2017, the Company issued 6,698 shares of common stock of the company to an investor at a purchase price of $7.47 per share providing $50,000 of proceeds to the Company.

On September 21, 2017, the Company granted an aggregate amount of 32,136 shares of its restricted common stock at a price of $9.33 per share to its directors.

During the year ended December 31, 2017, the Company issued three-year warrants for the purchase of an aggregate of 380,483 shares of the Company’s common stock exercisable at $9.33.

During the year ended December 31, 2017, the Company issued 1,314,753 shares of its common stock upon conversion of various ARH Notes in the aggregate principal amount of $5,361,177.

During the year ended December 31, 2017, the Company issued in connection with the issuances of the convertible promissory notes, three-year warrants for the purchase of an aggregate of 84,736 shares of the Company’s common stock exercisable at the Conversion Price

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description
3.1	Form of Selling Agent Warrant (incorporated by reference to Exhibit 3.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

3.2	Form of Warrant (incorporated by reference to Exhibit 3.2 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

3.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 3.3 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

4.1	Form of Subscription Agreement for BANQ subscribers (incorporated by reference to Exhibit 4.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.2 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

4.3	Form of Warrants to Purchase Common Stock – September 2018 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) *

4.4	For of 15% Senior Secured Convertible Promissory Notes – September 2018 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) *

6.1†	Muscle Maker 2017 Stock Option and Stock Issuance Plan and form of award agreements (incorporated by reference to Exhibit 6.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) +

6.2†	Form of Restricted Stock Agreement under Muscle Maker 2017 Stock Option and Stock Issuance Plan +

6.3	Assignment and Assumption Agreement, dated August 25, 2017, between Muscle Maker Brands Conversion, Inc. and Muscle Maker Development, LLC +

6.4	Agreement of Conveyance, Transfer and Assigning of Assets and Assumptions of Obligations, dated September 15, 2017, between Muscle Maker, Inc and Muscle Maker Corp., LLC +

6.5†	Employment Agreement, between Muscle Maker and Ferdinand Groenewald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018) *

6.6†	Employment Agreement, between Muscle Maker and Ken Miller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018) *

6.7†	Employment Agreement between Michael Roper and Muscle Maker, Inc dated October 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018)+

6.8†	Employment Agreement between Kevin Mohan and Muscle Maker, Inc dated October 26, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2019	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive and Financial Officer)

