Form 10-K
period 2017-12-31
Muscle Maker, Inc.
filed 2019-02-27
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Muscle Maker, INC.

(Exact name of registrant as specified in its charter)

California	000-55918	47-2555533
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation)	File No.)	Identification No.)

308 East Renfro Street, Suite 101

Burleson, Texas 76028

(Address of principal executive offices)

Registrant’s telephone number, including area code: (832)-632-1386

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The common stock of Muscle Maker Inc. is not listed on any securities exchange or quoted on any automated quotation system. Accordingly, no aggregate market value of Muscle Maker, Inc.’s common stock held.

As of February 25, 2019, there were 7,803,881 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MUSCLE MAKER, INC

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2017

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 of this Annual Report under “Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise

ITEM 1.	BUSINESS.

Our Business Overview

Muscle Maker is a fast casual restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order lean, protein-based meals featuring chicken, seafood, pasta, burgers, wraps and flat breads. In addition, we feature freshly prepared entrée salads and an appealing selection of sides, protein shakes and fruit smoothies. We operate in the fast casual restaurant segment.

We believe our healthier restaurant concept delivers a highly differentiated customer experience. We combine the quality and hospitality that customers commonly associate with our full service and fast casual restaurant competitors with the convenience and value customers generally expect from traditional fast food restaurants, but in a healthier way. The following core values form the foundation of our brand:

●	Quality. Commitment to provide high quality, healthy-inspired food for a wonderful experience.

●	Empowerment and Respect. We seek to empower our employees to take initiative and give their best while respecting themselves and others to maintain an environment for team work and growth.

●	Service. Provide world class service to achieve excellence each passing day.

●	Value. Our combination of high-quality, healthy-inspired food, empowerment of our employees, world class service, all delivered at an affordable price, strengthens the value proposition for our customers.

In striving for these goals, we aspire to connect with our target market and create a great brand with a strong and loyal customer base.

As of December 31, 2017, Muscle Maker and its subsidiaries and franchisees operated 53 Muscle Maker Grill restaurants located in 15 states and Kuwait, 13 of which are owned and operated by Muscle Maker, and 40 are franchise restaurants. Our restaurants generated company-operated restaurant revenue of $5,215,285 and $2,735,222 for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, total company revenues, which includes revenue derived from franchisees were $7,929,137 and $4,953,205, respectively. For the years ended December 31, 2017 and 2016, we reported net losses of $15,567,751 and $4,219,687, respectively, and negative cash flows from operating activities of $3,676,999 and $2,110,702, respectively. As of December 31, 2017, we had an aggregate accumulated deficit of $17,052,086. We anticipate that we will continue to report losses and negative cash flow. As a result of the net loss and cash flow deficit for the year ended December 31, 2017 and other factors, our independent auditors issued an audit opinion with respect to our financial statements for the year ended December 31, 2017 that indicated that there is a substantial doubt about our ability to continue as a going concern.

We are the owner of the trade name and service mark Muscle Maker Grill® and other trademarks and intellectual property we use in connection with the operation of Muscle Maker Grill® restaurants. We license the right to use the Muscle Maker Grill® trademarks and intellectual property to our wholly-owned subsidiaries, Muscle Maker Development and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill® restaurants.

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the fourth quarter due to reduced November and December traffic and higher traffic in the first, second, and third quarters.

Our Industry

We operate within the LSR (Limited Service Restaurant) segment of the U.S. restaurant industry, which includes QSR and fast-casual restaurants. We offer fast-casual quality food combined with quick-service speed, convenience and value across multiple dayparts. We believe our differentiated, high-quality healthier menu delivers great value all day, every day and positions us to compete successfully against both QSR and fast-casual concepts, providing us with a large addressable market.

We expect that the upward trend towards healthier eating will attract and increase consumer demand for fresh and hand-prepared dishes, leading to a positive impact on our sales.

Our Strategy

We plan to pursue the following strategies to grow our revenues and profits.

Expand Our System-Wide Restaurant Base. We believe we are in the early stages of our turn-around growth story with 40 current locations in 15 states and Kuwait, as of February 25, 2019.

●	Our near term strategy focuses on two areas of unit level growth – company-operated restaurants in non-traditional locations such as military bases and franchise growth by expanding in existing markets, especially in the Northeast region of the United States. We believe this market provides an attractive opportunity to leverage our brand awareness and infrastructure.

●	For the year ended 2017, we opened 6 new company-operated and 6 new franchised restaurants. For the year ended 2018, we opened 1 new company-operated and 5 new franchise restaurants. The company plans on opening 6 to 8 new company-operated restaurants and 4 to 6 franchise operated locations in 2019. In addition to the US based franchise locations, our international franchisee in Kuwait opened 1 location in fiscal 2017, no locations in fiscal 2018 and plans on opening 1 to 2 locations in fiscal 2019.

Improve Comparable Restaurant Sales. We plan to improve comparable restaurant sales growth through the following strategies:

●	Menu Strategy and Evolution. We will continue to adapt our menu to create entrees that complement our health-inspired offerings and that reinforce our differentiated fast casual positioning. We believe we have opportunities for menu innovation as we look to provide customers more choices through customization and limited time alternative proteins, recipes and other healthier ingredients. Our marketing and operations teams collaborate to ensure that the items developed in our test stores can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect. To provide added variety, from time to time we introduce limited time offerings such as our grass-fed burger bar menu, “wrappy” new year featuring 6 new healthy wraps, fish tacos and other seasonal items. Some of these items have been permanently added to the menu.

●	Attract New Customers Through Expanded Brand Awareness: We expect to attract new customers as Muscle Maker Grill becomes more widely known due to new restaurant openings and marketing efforts focused on broadening the reach and appeal of our brand. We expect consumers will become more familiar with Muscle Maker Grill as we continue to penetrate our markets, which we believe will benefit our existing restaurant base. Our marketing strategy centers on our “Great Food with Your Health in Mind” campaign, which highlights the desirability of healthy-inspired food and in-house made or proprietary recipe quality of our food. We also utilize social media community engagement and public relations to increase the reach of our brand. Additionally, our system will benefit from increased contributions to our franchise marketing and various franchise advertising funds as we continue to grow our restaurant base.

●	Increase Existing Customer Frequency: We are striving to increase customer frequency by providing a service experience and environment that “complements” the quality of our food and models our culture. We expect to accomplish this by enhancing customer engagement, while also improving throughput, order execution and quality. We not only reward our guests with a great value and guest experience, we reward them for their loyalty as well. Frequent Muscle Maker Grill guests can take advantage of its loyalty program, Muscle Maker Grill Rewards, where points are awarded for every dollar spent towards free or discounted menu items. Members use the Muscle Maker Grill Rewards app to receive notifications announcing new menu items, special events and more. The program is enjoyed by over 25,000 guests today.

●	Continue to Grow Dayparts: We currently have multiple dayparts and segments where revenue is generated in our restaurants. These dayparts and segments include: breakfast (select locations), lunch, dinner, catering, grab & go (select locations), smoothies/protein shakes and meal plans. We expect to drive growth across these dayparts through enhanced menu offerings, innovative merchandising and marketing campaigns. We plan to continue introducing and marketing limited time offers to increase occasions across our dayparts as well as to educate customers on our lunch and dinner offerings. Muscle Maker Grill has the unique opportunity to grow in the pre-packaged, portion controlled meal plan category. Currently, we offer pre-portioned and packaged meal plans for consumers who want to specifically plan their weekly meals for dietary or nutritional needs. These meal plans can be delivered to a consumer’s home or picked up at each restaurant location. Third party delivery services such as Uber Eats, Grub Hub, DoorDash, Seamless and others offer an expansion beyond the four walls of our restaurants and represents a growing segment of our overall revenue.

Improve Profitability. We continuously look for ways to improve profitability, while also investing in personnel and infrastructure to support our future growth. We will seek to further enhance margins over the long-term by maintaining fiscal discipline and leveraging fixed costs. We constantly focus on restaurant-level operations, including cost controls, while ensuring that we do not sacrifice the quality and service for which we are known. Additionally, as our restaurant base grows, we believe we will be able to leverage support costs as general and administrative expenses grow at a slower rate than our revenues.

Our Strengths

Iconic and Unique Concept: We provide guests healthier versions of mainstream-favorite dishes that taste great, making it convenient, affordable and enjoyable to eat healthier. Our diverse menu was created for everyone – fitness enthusiasts, those starting their journey to a healthier lifestyle, and people trying to eat better while on-the-go. Now, guests can have delicious, nutritionally balanced food without the regret. More than just food, our restaurants are a friendly, relaxed and social environment where guests can enjoy great-tasting food and engage with fellow health enthusiasts in their area.

We are focused on expanding our presence within new and existing markets by continuing to add franchise partners to our system and increasing the number of corporate-owned locations. Our corporate-owned restaurants will focus on an expansion in non-traditional locations such as military bases. The company believes its concept is a unique fit with the military’s “Operation Live Well” campaign and a focus on healthier eating habits.

Innovative, Healthier Menu: Providing “Great Food with Your Health in Mind,” Muscle Maker Grill’s menu features items with grass-fed steak, all-natural chicken, lean turkey and plant-based products as well as options that satisfy all dietary preferences – from the carb-free consumer to guests following gluten-free or vegetarian diets. Muscle Maker Grill does not sacrifice taste to serve healthy options. We boast superfoods such as avocado, kale, quinoa, broccoli, romaine and spinach, and use only healthier carb options such as cauliflower or brown rice and whole wheat pasta. We develop and source proprietary sauces and fat free or zero-carb dressings to enhance our unique flavor profiles. Our open style kitchen allows guests to experience our preparation and cooking methods such as an open flame grill and sauté. In addition to our healthier and diverse food platform, Muscle Maker Grill offers 100% real fruit smoothies, boosters and proprietary protein shakes as well as retail supplements

Muscle Maker Grill prides itself on making healthier versions of the guest’s favorite food, giving them easy access to the food they love, without any guilt. This means catering to an array of healthy eating lifestyles. For over 20 years Muscle Maker Grill has been keeping gluten-free diners, low-carb consumers and vegetarians satisfied. We offer 30+ healthier versions of salads, wraps, bowls, sandwiches and flatbreads.

Cook to Order Preparation: Our guests can expect to enjoy their healthier meals prepared in less time than a typical fast casual restaurant. While our service time may be slightly higher than the QSR segment, it fits well within the range of the fast-casual segment.

Daypart Mix and Revenue Streams: Standard operating hours for a Muscle Maker Grill are from 10:30 AM to 8:30 PM, Monday through Friday, 11:00 AM to 6 PM, Saturday and Sunday. However, many of our locations are closed on Sunday. Our daypart mix is typical to the QSR fast casual segment which is 5% pre-lunch, 45% lunch, 35% dinner and 15% late evening. We have multiple revenue streams including: dine-in, take-out, delivery, catering, meal plans and retail. We also have franchisees that leverage grab & go coolers as well as food trucks.

Attractive Price Point and Perceived Value: Muscle Maker Grill offers meals with free ‘power sides’ beginning at $8.99, using only the highest quality ingredients such as grass-fed beef, all natural chicken, whole wheat pastas, brown rice and a power blend of kale, romaine and spinach. Our cook to order method, speed of service, hospitality and the experience of our exhibition style kitchen creates a great value perception for our customers. Meal Plan meals begin at $8 a meal making them not only convenient but affordable too.

Delivery: A significant differentiator is that Muscle Maker Grill offers delivery at every location nation-wide. Delivery is an option through our mobile app or online ordering platform making it easy and convenient for our guests. Delivery percentages range from 10% up to 56% of sales. We strongly believe this segment will continue to grow as our core demographic has demonstrated the need for online ordering and delivery versus dine-in and take-out. The company leverages our own employees for local delivery but also uses third party services such as Uber Eats, GrubHub, DoorDash, Seamless and others to fulfill delivery orders.

Catering: Our diverse menu items are also offered through our catering program making it easy and affordable to feed a large group. We can feed a group ranging from 10 to 5,000. Our boxed lunch program, which includes a wrap, salad, or entrée, a side and a drink for a set price is available within schools and other organizations.

Meal Plans: To make healthier eating even easier, Muscle Maker Grill’s healthier nutritionally-focused menu items are available through its Meal Plan program, allowing pre-orders of meals that taste great via phone, online or in-store, available for pick up or delivered right to their door. Available as five, 10, 15 or 20 meals, guests can choose from 28 Muscle Maker Grill menu items, including the Hollywood Salad, Turkey Meatball Wrap, Arizona and many more.

Retail: All Muscle Maker Grill locations participate in our retail merchandising and supplement program. This is a unique revenue stream specific to the Muscle Maker Grill brand and is atypical in the QSR fast casual segment. Guests can purchase our propriety protein in bulk, supplements, boosters, protein and meal replacement bars and cookies. This program gives our guests the opportunity to manage their healthy lifestyle beyond the four walls of our restaurants.

Grab and Go Kiosks: Muscle Maker Grill offers grab and go kiosks both in the restaurants and non-traditional locations. The kiosks are comprised of 10 to 12 core meal plan menu items. We have positioned the kiosks so that guests can grab a meal on the run. These meals are convenient to guests that chose not to dine in or want additional meals for themselves or family members.

Our Properties

Rent Structure: Our restaurants are typically in-line or food court locations. A typical restaurant generally ranges from 1,200 to 2,500 square feet with seating for approximately 40 people. Our leases for company-operated locations generally have terms of 5 years, with 1 or 2 renewal terms of 5 years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. New leases for military locations usually have rent calculated as a percentage of net sales. The company does not guarantee performance or have any liability regarding franchise location leases.

System-Wide Restaurant Counts: As of December 31, 2017, our restaurant system consisted of 53 restaurants comprised of 13 company-operated restaurants and 40 franchised restaurants located in Arizona, California, Florida, Georgia, Illinois, Kansas, Massachusetts, Nebraska, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Texas and Virginia.

Through January 28, 2019, the company closed 8 of the 13 company-operated locations as a cost saving measure while opening 1 new company-operated location in Fort Sill, Oklahoma. The opening of the Fort Sill location represents a strategy shift for company-operated locations to focus on non-traditional restaurants such as military bases or administrative buildings. The company currently has a new second location at Fort Benning under lease/construction.

As of February 25, 2019, company-operated, franchised and total system-wide restaurants by jurisdiction are:

State	Company-Owned Restaurants	Franchise Restaurants	Total Restaurants
Arizona	-	1	1
California	1	2	3
Florida	-	3	3
Georgia	1	-	1
Illinois	-	2	2
Kansas	-	1	1
Massachusetts	-	1	1
Nevada	-	1	1
New Jersey	1	6	7
New York	1	4	5
North Carolina	-	2	2
Oklahoma	1	-	1
Pennsylvania	-	2	2
Texas	1	6	7
Virginia	-	2	2
Kuwait	-	1	1
TOTAL	6	34	40

Site Selection Process: We consider the location of a restaurant to be a critical variable in its long-term success, and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house management team has extensive experience developing hundreds of locations for various brands. We use a combination of our in-house team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria including demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s and franchisee’s experience and expertise and includes data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods we are considering.

A typical Muscle Maker Grill may be free standing or located in malls, airports, gyms, strip shopping centers, health clubs, military bases, non-traditional or highly concentrated business and residential demographic areas. Customers order their food at the counter and food servers deliver the food to the appropriate table. A typical restaurant located in urban and suburban settings ranges from 1,200 to 2,500 square feet. Based on our experience and results, we are currently focused on developing inline sites for franchising and non-traditional locations such as military bases for company-operated locations. Our restaurants can perform well in a variety of neighborhoods, which gives us greater flexibility and lowers operating risk when selecting new restaurant locations.

Our Restaurant Design

After identifying a lease site, we commence our restaurant buildout. Our typical restaurant is an inline retail space or food court that ranges in size from 1,200 to 2,500 square feet. Our restaurants are characterized by a unique exterior and interior design, color schemes, and layout, including specially designed decor and furnishings. Restaurant interiors incorporate modern designs and rich colors in an effort to provide a clean and inviting environment and fun, family-friendly atmosphere. Each restaurant is designed in accordance with plans we develop; and constructed with a similar design motif and trade dress. Restaurants are generally located near other business establishments that will attract customers who desire healthier food at fair prices served in a casual, fun environment.

Our new restaurants are typically inline or food court buildouts. We estimate that each inline or food court buildout of a restaurant will require an average total cash investment of approximately $200,000 to $350,000 net of tenant allowances. On average, it takes us approximately 4 to 6 months from identification of the specific site to opening the restaurant. In order to maintain consistency of food and customer service, as well as our colorful, bright and contemporary restaurant environment, we have set processes and timelines to follow for all restaurant openings.

Our restaurants are built-out in approximately 10 weeks and the development and construction of our new sites is the responsibility of our Development Department. Real estate managers are responsible for locating and leasing potential restaurant sites. Construction managers are then responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions.

Our Restaurant Management and Operations

Service: We are extremely focused on customer service. We aim to provide fast, friendly service on a solid foundation of dedicated, driven team members and managers. Our cashiers are trained on the menu items we offer and provide customers thoughtful suggestions to enhance the ordering process. Our team members and managers are responsible for our dining room environment, personally visiting tables to ensure every customer’s satisfaction. In most instances, customers order their meals and then relax in our dining areas while enjoying watching TV. Meals are brought to the customers table using actual dishes and customers are free to leave their dishes when finished as team members clear and clean tables as guests leave the restaurant.

Operations: We measure the execution of our system standards within each restaurant through our audit program for quality, service and cleanliness. These audits are conducted periodically and may be more or less frequent based upon restaurant performance. Additionally, we have food safety and quality assurance programs designed to maintain the highest standards for food and food preparation procedures used by both company-operated and franchised restaurants.

Managers and Team Members: Each of our restaurants typically has a general manager, and shift leaders. There are between 6 and 10 total team members who prepare our food fresh daily and provide customer service. Overseeing the restaurants is our Vice President of Operations and Director of Operations, jointly responsible for overseeing our company-operated restaurants, and franchise restaurants managing both sales and profitability targets.

We are selective in our hiring processes, aiming to staff our restaurants with team members that are friendly, customer focused, and driven to provide high-quality products. Our team members are cross-trained in several disciplines to maximize depth of competency and efficiency in critical restaurant functions.

Training: The majority of our company-operated restaurant management staff is comprised of former team members who have advanced along the Muscle Maker Grill career path. Skilled team members who display leadership qualities are encouraged to enter the team leader training program. Successive steps along the management path add increasing levels of duties and responsibilities. Our Franchisee training generally consists of 10-14 days in a certified training location, and an additional 7-10 days post opening training. Our operational team members provide consistent, ongoing training through follow up restaurant visits, inspections, and email/phone correspondences.

Our Franchise Program

Overview: We use a franchising strategy to increase new restaurant growth in certain US and International markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. We believe the franchise revenue generated from our franchise base has historically served as an important source of stable and recurring cash flows to us and, as such, we plan to expand our base of franchised restaurants. In existing markets, we encourage growth from current franchisees. In our expansion markets, we seek highly qualified and experienced new franchisees for multi-unit development opportunities. We seek franchisees of successful, non- competitive brands operating in our expansion markets. Through strategic networking and participation in select franchise conferences, we aim to identify highly-qualified prospects. Additionally, we market our franchise opportunities with the support of a franchising section on our website and printed brochures.

As of February 2019, the company is not actively selling franchise locations, multi-unit development agreements or area representative agreements but anticipates a new effort in franchise sales beginning in Q2, 2019 as part of our ongoing strategy.

Franchise Owner Support: We believe creating a foundation of initial and on-going support is important to future success for both our franchisees and our brand. For that reason, we have structured our corporate staff, programs and communication systems to ensure that we are delivering high-quality support to our franchisees.

We have a mandatory training program that was designed to ensure that our franchise owners and their managers are equipped with the knowledge and skills necessary to position themselves for success. The program consists of hands-on training in the operation and management of the restaurant. Training is conducted by a general training manager who has been certified by us for training. Instructional materials for the initial training program include our operations manual, crew training system, wall charts, job aids, recipe books, product build cards, management training materials, food safety book, videos and other materials we may create from time to time. Training must be successfully completed before a trainee can be assigned to a restaurant as a manager.

We also provide numerous opportunities for communication and shared feedback between us and franchise owners. Currently, we communicate on a frequent basis through email and system wide conference calls allowing for Q&A with all franchisees. In addition, our operations and marketing teams conduct phone calls and on-site visits on a frequent basis with franchisees on current operational changes, new products, revenue generating ideas, cost savings, local store marketing, etc.

Franchise Arrangements: Muscle Maker Development, our wholly-owned subsidiary, became the franchisor of Muscle Maker Grill restaurants on August 25, 2017 upon receipt of the operating assets of the franchise system formerly held by Muscle Maker Brands, our former majority-owned subsidiary, which has since been converted into a corporation and merged into Muscle Maker. Muscle Maker Brands had become the franchisor of Muscle Maker Grill restaurants on March 1, 2015 upon receipt of the operating assets of the franchise system formerly held by Muscle Maker Franchising. At the time of the acquisition from Muscle Maker Brands, we succeeded to Muscle Maker Brands’ rights and obligations under 40 franchise agreements for the operation of 40 Muscle Maker Grill franchise restaurants. At December 31, 2017, Muscle Maker Development franchises the operation of a total of 40 Muscle Maker Grill restaurants.

The franchise agreements currently:

●	Have terms for 15 years, with termination dates ranging from 2023 until 2033. These agreements are generally renewable for terms ranging from 5 to 10 years.

●	Provide for the payment of initial franchise fees of $35,000.

●	Require the payment of on-going royalty payments of 5% of net sales at the franchise location. In addition, franchisees contribute 2% (total) of net sales to the marketing and brand development/advertising fund.

Since our acquisition of franchise assets from Muscle Maker Franchising, we have undertaken an extensive review of the terms and conditions of our franchise relationships and have recently finalized the terms of our revised standard franchise agreement and multi-unit development agreement which we intend to govern the relationship between Muscle Maker Development and its new franchisees. Under this franchise agreement:

●	Franchisees are licensed the right to use the Muscle Maker Grill® trademarks, its confidential operating manual and other intellectual property in connection with the operation of a Muscle Maker Grill restaurant at a location authorized by us.

●	Franchisees are protected from the establishment of another Muscle Maker Grill restaurant within a geographic territory, the scope of which is the subject of negotiation between Muscle Maker Development and the franchisee.

●	The initial term of a franchise is 15 years, which may be renewed for up to two additional terms of five years each.

●	Franchisees pay Muscle Maker Development an initial franchise fee of $35,000 in a lump sum at the time the Franchise Agreement is signed; however, we may offer financing assistance under certain circumstances.

●	Franchisees pay Muscle Maker Development an on-going royalty in an amount equal to 5% of Net sales at the franchise location, payable weekly.

●	Franchisees pay a weekly amount equal to 2% (total) of net sales at the franchise location into a cooperative advertising fund and brand development/advertising fund. The cooperative advertising fee is used by franchisees for local store marketing efforts and the brand development/advertising fund is for the benefit of all locations and is administered by Muscle Maker.

●	A company affiliated with Muscle Maker in 2017 and through June 2018 received a software license fee of $3,500 for our proprietary Muscle Power (R Power) computer software, payable in a lump sum at the time the franchisee orders the required electronic cash register/computer system from our affiliate. As of Q2 2018 Muscle Maker is no longer affiliated with this entity but continues to receive the software license fee of $3,500 per new location.

●	Franchisees are required to offer only those food products that are authorized by Muscle Maker Development, prepared using our proprietary recipes; and may obtain most supplies only from suppliers that are approved or designated by Muscle Maker Development.

●	As partial consideration for payment of the initial franchise fee and on-going royalties, Muscle Maker Development loans its franchisees a copy of its confidential operating manual, administers the advertising/brand development fund, and provides franchisees with pre-opening and on-going assistance including site selection assistance, pre-opening training, and in-term training

As of February 2019, we are no longer offering Franchise agreements but anticipate re-launching the program in Q2 of 2019.

Multi-Unit Development Agreements: Franchisees who desire to develop more than one restaurant and who have the financial strength and managerial capability to develop more than one restaurant may enter into a Multi-Unit Agreement. Under a multi-unit development agreement, the franchisee agrees to open a specified number of restaurants, at least two, within a defined geographic area in accordance with an agreed upon development schedule. Each restaurant requires the execution of a separate Franchise Agreement, which will be the then current Franchise Agreement, except that the initial franchise fee, royalty and advertising expenditures will be those in effect at the time the multi-unit agreement is executed. Multi-Unit Agreements require the payment of a development fee (the “Development Fee”) equal to $35,000 for the first restaurant plus $17,500 multiplied by the number of additional Muscle Maker Grill® restaurants that must be opened under the Development Agreement. The entire Development Fee is payable at the time the Multi-Unit Agreement is signed; however, the development fee actually paid for a particular restaurant is credited as a deposit against the initial franchise fee that is payable when the Franchise Agreement for the particular franchise is signed.

As of February 2019, we are no longer offering Multi-Unit Development agreements but anticipate re-launching the program in Q2 of 2019.

Area Representative Agreements: We became the successor franchisor of Muscle Maker Grill restaurants on March 1, 2015 upon the receipt by our former majority-owned subsidiary, Muscle Maker Brands, of the operating assets of the franchise system formerly held by Muscle Maker Franchising. We began to offer franchises as the successor in March 2015. We succeeded as the successor to various area representative agreements that had been entered into by our predecessor, Muscle Maker Franchising. Under the area representative agreements that we succeeded to, the area representatives will identify and refer prospective franchisee candidates to us, provide franchisees with our site selection criteria and assist franchisees to complete a site review package, and will advise franchisees concerning our standards and specifications and make on-site visits, but we retain control of all decision-making authority relative to the franchisees, including franchisee approval, site location approval and determination whether franchisees are in compliance with their franchise agreements.

Area representative agreements are generally for a term of 15 years, in consideration for which we generally compensate area representatives with 1% of net sales of the franchises that are under the area representative for the 15 year term.

As of February 2019, we are no longer offering Area Representative agreements but anticipate re-launching the program in Q2 of 2019.

Our Marketing and Advertising

We promote our restaurants and products through multiple advertising campaigns. The campaigns aim to deliver our message of fresh and healthier product offerings. The campaign emphasizes our points of differentiation, from our fresh ingredients and in-house preparation, to the preparation of our healthier inspired meals.

We use multiple marketing channels, including social media such as Facebook, Instagram and Twitter, email, app notifications, local store marketing, public relations/press releases and other methods to broadly drive brand awareness and purchases of our featured products. We complement this periodically with direct mail and our Muscle Maker Grill Rewards mobile app and e-mail marketing program, which allows us to reach more than 25,000 members. Muscle Maker Grill Rewards is our e-club and loyalty program. We engage members via e-mails and push notifications featuring news of promotional offers, member rewards and product previews.

Our Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We contract with Sysco, a major foodservice distributor, for substantially all of our food and supplies. Food and supplies are delivered to most of our restaurants one to two times per week. Our distributor relationship with Sysco has been in place since 2007. Our franchisees are required to use our primary distributor, or an approved regional distributor and franchisees must purchase food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Fluctuations in supply and prices can significantly impact our restaurant service and profit performance.

Our Intellectual Property

We have registered Muscle Maker Grill® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and Muscle Maker Grill® in approximately two foreign countries. Our brand campaign, Great Food with Your Health in Mind™, has also been approved for registration with the United States Patent and Trademark Office. In addition, the Muscle Maker Grill logo, website name and address and Facebook, Instagram and Twitter accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so and to oppose vigorously any infringement or dilution of the service marks or trademarks in such countries. We maintain the recipe for our healthy inspired recipes, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information.

Our Competition

We operate in the restaurant industry, which is highly competitive and fragmented. The number, size and strength of competitors vary by region. Our competition includes a variety of locally owned restaurants and national and regional chains that offer dine-in, carry-out and delivery services. Our competition in the broadest perspective includes restaurants, pizza parlors, convenience food stores, delicatessens, supermarkets and club stores. However, we indirectly compete with fast casual restaurants, including Chipotle and Panera Bread, among others, and with healthy inspired fast casual restaurants, such as the Protein Bar, Freshii and Veggie Grill, among others.

We believe competition within the fast-casual restaurant segment is based primarily on ambience, price, taste, quality and the freshness of the menu items. We also believe that QSR competition is based primarily on quality, taste, speed of service, value, brand recognition, restaurant location and customer service.

As consumer preferences continue to evolve into healthier eating options, most restaurants are developing healthier menu options. As more restaurants offer healthier options, the competition for our product offerings becomes more intense and could pose a significant threat to future revenues. However, we believe our experience, size and flexibility allows Muscle Maker to adapt faster than many other restaurant chains.

Our Management Information Systems

All of our company-operated and franchised restaurants use computerized point-of-sale and back office systems, which we believe are scalable to support our long-term growth plans. The point-of-sale system provides a touch screen interface and a stand-alone high speed credit card and gift card processing terminal. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales and product mix that we actively analyze.

Our in-restaurant back office computer system is designed to assist in the management of our restaurants and provide labor and food cost management tools. The system also provides corporate headquarters and restaurant operations management quick access to detailed business data and reduces the time spent by our restaurant managers on administrative needs. The system also provides sales, bank deposit and variance data to our accounting department.

Our Corporate Structure

Overview: Muscle Maker, Inc. serves as a holding company of the following subsidiaries:

●	Muscle Maker Development, LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2017 for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees

●	Muscle Maker Corp., LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2017 for the purposes of developing new corporate stores and to also operate these new and existing corporate restaurants.

●	Custom Technology, Inc, is a technology and point of sale systems dealer and technology consultant. Muscle Maker Corp., LLC has a direct 70% ownership interest in Custom Technology, Inc., which was formed in New Jersey on July 29, 2015. As of May, 2018, Muscle Maker no longer has a direct ownership interest in Custom Technology, Inc.

ITEM 1A.	RISK FACTORS

An investment in the Company’s Common Stock involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this Annual Report on Form 10-K, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the years ended December 31, 2017 and 2016, we reported net losses of $15,567,751 and $4,219,687, respectively, and negative cash flow from operating activities of $3,676,999 and $2,110,702, respectively. As of December 31, 2017, we had an aggregate accumulated deficit of $17,052,086. We anticipate that we will continue to report losses and negative cash flow. As a result of these net losses and cash flow deficits and other factors, our independent auditors issued an audit opinion with respect to our financial statements for the two years ended December 31, 2017 that indicated that there is a substantial doubt about our ability to continue as a going concern.

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

At December 31, 2017, Muscle Maker had a cash balance of approximately $78,683, a working capital deficit of approximately $4,306,947, and an accumulated deficit of approximately $17,052,086. As of February 11, 2019, Muscle Maker had a cash balance of approximately $245,000 (unaudited). Even if we are able to substantially increase revenues and reduce operating expenses, we may need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company. In order to satisfy the Company’s monthly expenses and continue in operation through December 31, 2019, the Company will need to raise a minimum of $2,000,000. In order to fully implement our business plan for 2019, the Company will need to raise a minimum of $5,000,000.

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

We cannot be certain that the developers and franchisees we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. The failure of developers and franchisees to open and operate franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We leased an executive office, consisting of approximately 2,500 square feet in Houston, Texas, for a term expiring in 2020, plus one five-year extension option. We vacated the property on April 30, 2018, prior to the initial lease term ending date. The Company received a notice from the landlord demanding payment of past due rents in the amount of $12,192. The resolution on payments and settlement for future lease obligations is still open as of January 2019.

As of May 2019, we are using an office in Burleson, Texas, as our executive office. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

Currently Operating System-Wide Restaurants

As of February 25, 2019, company-operated, franchised and total system-wide restaurants by jurisdiction are:

State	Company-Owned Restaurants	Franchised Restaurants	Total Restaurants
Arizona	-	1	1
California	1	2	3
Florida	-	3	3
Georgia	1	-	1
Illinois	-	2	2
Kansas	-	1	1
Massachusetts	-	1	1
Nevada	-	1	1
New Jersey	1	6	7
New York	1	4	5
North Carolina	-	2	2
Oklahoma	1	-	1
Pennsylvania	-	2	2
Texas	1	6	7
Virginia	-	2	2
Kuwait	-	1	1
TOTAL	6	34	40

ITEM 3.	LEGAL PROCEEDINGS.

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

On or about June 29, 2018, an arbitrator ruled all claims denied from a previous suit filed in 2013. The original suit was titled John Marques and J. Crown, Inc., Cross-Claim and Third Party Plaintiffs v. Muscle Maker Franchising, LLC, Cross-Claim Defendant, and Rodney Silva and Robert Morgan, Third Party Defendants, Docket No. MID-L-4223-13, Superior Court of New Jersey Law Division: Middlesex County.

On September 25, 2018, the Supreme Court of the State of New York, County of Rockland, entered into a judgement in favor of a creditor, in the amount of $69,367. The Company worked with legal counsel and on October 22, 2018, the Company entered into a settlement agreement with the creditor in the amount of $36,000 that was payable on or before November 16, 2018.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Muscle Maker, Inc. is not listed on any securities exchange or quoted on any automated quotation system.

Transfer Agent

Our transfer agent is Computershare, Inc, 118 Fernwood Avenue, Edison, NJ 08837.

Holders

As of February 25, 2019, there were 653 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2017, and 2016, we had warrants to purchase an aggregate of 521,045 and 318,116 shares of common stock, respectively, outstanding with a weighted average exercise price of $9.03 and $8.84 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information, as of February 25, 2019 with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options under the Plan (a)	Weighted- Average Exercise Price of Outstanding Options under the Plan (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$-	1,039,286
Equity compensation plans not approved by security holders	0	$-	-

TOTAL	0	$-	1,039,286

Unregistered Sales of Equity Securities and Use of Proceeds

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

On December 15, 2016, the Company granted a three-year warrant for the purchase of 245,797 shares of MMI common stock at an exercise price of $9.33 to the Former Parent, in connection with the issuance of the 2016 ARH Note.

On April 21, 2016, the Company granted a three-year warrant for the purchase of 5,356 shares of the Company’s common stock at an exercise price of $9.33 per share to a franchisee and developer of the Company in exchange for services.

On December 15, 2016, the Company granted a three-year warrant for the purchase of 245,797 shares of MMI common stock at an exercise price of $9.33 to the Former Parent, in connection with the issuance of the 2016 ARH Note.

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

During the year ended December 31, 2017, the Company issued three-year warrants for the purchase of an aggregate of 208,285 shares of the Company’s common stock exercisable at $9.33.

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

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc.(“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of December 31, 2017, our restaurant system included thirteen Company-owned restaurants and forty franchised restaurants.

Muscle Maker Grill is a fast-casual restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order lean, protein-based meals featuring chicken, seafood, pasta, burgers, wraps and flat breads. In addition, we feature freshly prepared entrée salads and an appealing selection of sides, protein shakes and fruit smoothies. We operate in the fast casual restaurant segment.

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

As of December 31, 2017, we had an accumulated deficit of $17,052,086 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the year ended December 31, 2017, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Labor

Restaurant labor costs, including preopening labor, consist of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to increase due to inflation and as our company restaurant revenues grow. Factors that influence labor costs include minimum wage and employer payroll tax legislation, mandated health care costs and operational productivity established by the management team. The current management team in place since May 2018 has the opinion that labor costs for 2016 and 2017 are too high and has begun implementing operational changes to lower restaurant level labor costs overall.

Rent

Restaurant rent, including preopening rental charges, consists of company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. The current management team in place since May 2018 has the opinion that rent costs for 2016 and 2017 as a percentage of total restaurant sales are too high. Our rent strategy moving forward consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides a downside protection for lower volume locations. While we cannot guarantee a favorable variable rent expense in all future leases, it is in our forecasts at an 8% average level.

Other restaurant operating expenses

Other restaurant operating expenses, including preopening operating expenses, consist of company-operated restaurant-level ancillary expenses not inclusive of food and beverage, labor and rent expense. These expenses are generally marketing, advertisings, merchant and bank fees, utilities, leasehold and equipment repairs and maintenance. A portion of these costs are associated with third party delivery services such as Uber Eats, Grub Hub, DoorDash, Seamless, etc. The fees associated with these third-party delivery services can range up to 25% of the total order being delivered. Management believes delivery is a critical component of our business model and industry trends will continue to push consumers towards delivery. Our cost structure will need to be adjusted to reflect a different pricing model, portion sizes, menu offerings, etc to potentially offset these rising costs of delivery.

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

Consolidated Results of Operations

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively:

	For the Years Ended
	December 31,
	2017	2016
Revenues:
Company restaurant sales, net of discounts	$5,215,285	$2,735,222
Franchise royalties and fees	1,988,167	1,660,877
Other revenues	725,685	557,106
Total Revenues	7,929,137	4,953,205

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,946,643	1,028,098
Labor	2,634,730	1,306,614
Rent	927,610	728,064
Other restaurant operating expenses	1,283,286	586,248
Total restaurant operating expenses	6,792,269	3,649,024
Costs of other revenues	330,367	295,231
Depreciation and amortization	446,369	204,486
Impairment of intangible assets	410,225	-
Impairment of fixed assets	1,375,790	-
Impairment of goodwill	2,521,468	-
General and administrative expenses	7,983,673	4,770,613
Total Costs and Expenses	19,860,161	8,919,354
Loss from Operations	(11,931,024)	(3,966,149)

Other (Expense) Income:
Other income	88,874	6,563
Interest (expense) income, net	(15,336)	6,114
Amortization of debt discount	(3,956,792)	(138,933)
Total Other (Expense) Income, net	(3,883,254)	(126,256)

Net Loss Before Income Tax	(15,814,278)	(4,092,405)
Income tax benefit (provision)	246,527	(127,282)
Net Loss	(15,567,751)	(4,219,687)
Net loss attributable to the non-controlling interest	(2,357,303)	(1,110,106)
Net Loss Attributable to Controlling Interest	$(13,210,448)	$(3,109,581)

Year Ended December 31, 2017 Compared With Year Ended December 31, 2016

Revenues

Company total revenues totaled $7,929,137 for the year ended December 31, 2017 compared to $4,953,205 for the year ended December 31, 2016. The 60% increase was primarily attributable to full year revenues for five Company-owned restaurants opened throughout 2016 and the addition of three Company-owned restaurants, which opened throughout the year ended December 31, 2017.

We generated restaurant sales, net of discounts, of $5,215,285 for the year ended December 31, 2017 compared to $2,735,222, for the year ended December 31, 2016. This represented an increase of $2,480,063, or 91%, which resulted primarily from the increase in company owned restaurant sales revenues due to the addition of five Company-owned restaurants, which opened throughout 2016, and three Company-owned restaurants during the year ended December 31, 2017.

Franchise royalties and fees for the year ended December 31, 2017 and December 31, 2016 totaled $1,988,167 compared to $1,660,877, respectively. The $327,290 increase is primarily attributable to recognition of deferred revenue for franchise agreements that have been terminated.

Other revenues increased to $725,685 for the year ended December 31, 2017 from $557,106 for the year ended December 31, 2016, representing an increase of $168,579 or 30%. The increase is primarily attributable to CTI’s revenue increases for 3rd party sales growth.

Operating Costs and Expenses

Operating costs and expenses consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, cost of other revenues, depreciation and amortization expenses, impairment losses and general and administrative expenses.

Restaurant food and beverage costs for the year ended December 31, 2017 and December 31, 2016 totaled $1,946,643 or 37%, as a percentage of company restaurant net sales, and $1,028,098, or 38%, as a percentage of company restaurant net sales, respectively. The $918,545 increase results primarily from the addition of five new Company-owned locations for the full year of 2017 as compared to 2016, and the addition of three Company-owned restaurant opened during 2017 as noted above. The decrease as a percentage of sales is primarily attributable to fewer new company owned stores opened during 2017 compared to 2016. Thus, there was less preopening training in which food and beverage inventory is utilized to train staff on the preparation of menu items, as well as lost efficiencies with new staff in portioning and preparation as compared to current period. The current management team in place since May 2018 believes the overall food cost percentages for both 2016 and 2017 are too high and new operational measures need to be implemented to lower these costs in 2018 and 2019.

Restaurant labor for the year ended December 31, 2017 and December 31, 2016 totaled $2,634,730, or 51%, as a percentage of company restaurant net sales, and $1,306,614, or 48%, as a percentage of company restaurant net sales, respectively. The $1,328,116 increase results primarily from the addition of new Company-owned locations noted above. The increase as a percentage of sales is primarily attributable to the impact of preopening training with newly hired staff, as well as lost efficiencies that are inherent in the start-up of new restaurants given the high level of attrition and retraining that occurs. Additionally, it is estimated that it takes approximately four to six months of extensive marketing efforts to effectively generate brand awareness in new geographical locations. These factors may negatively impact labor margins in the early phases of operations of new restaurants. The current management team in place since May 2018 believes the overall labor cost percentages for both 2016 and 2017 are too high and new operational measures need to be implemented to lower these costs as a percentage of corporate restaurant net sales in 2018 and 2019.

Restaurant rent expense for the year ended December 31, 2017 and December 31, 2016 totaled $927,610, or 18%, as a percentage of restaurant sales, and $728,064, or 27%, as a percentage of restaurant sales, respectively. The $199,546 increase results primarily from the addition of new Company-owned locations noted above, offset by $248,437 of deferred rent expense for stores that closed during 2018. The decrease as a percentage of sales is primarily attributable to the impact of recognizing deferred rent expenses for stores that closed during 2018. Additionally, we have executed new lease agreements that have higher rental charges as a percentage of current sales volumes than historical agreements. As the company seeks to grow brand concepts, several factors are considered when deciding on leased locations. These include, but are not limited to, estimated foot traffic, lease term, lease rate, adjacent businesses, surrounding community economics, etc. As such, new lease agreements may tend to have a higher percentage of revenue as the brand establishes itself in new markets and the surrounding markets themselves grow. Current management in place since May 2018 believes rent as a percentage of company revenue net sales is too high. Our current strategy focuses on new corporately owned non-traditional locations such as military bases with variable rent structures no greater than 8% of corporate restaurant revenue net sales. This is a significantly lower number than what was reported in 2016 and 2017.

Other restaurant operating expenses for the year ended December 31, 2017 and December 31, 2016 totaled $1,283,286, or 25% as a percentage of restaurant sales, and $586,248, or 21% as a percentage of restaurant sales, respectively. The $697,038 increase results primarily from the addition of new Company-owned locations which opened throughout the year ended December 31, 2017.

Cost of other revenues for the year ended December 31, 2017 and December 31, 2016 totaled $330,367, or 46%, as a percentage of other revenue, and $295,231, or 53%, as a percentage of other revenue, respectively. The $35,136 increase as a percentage of other revenues resulted primarily from increased costs from service providers with no corresponding increase in monthly services fees being charged to our customers.

Depreciation and amortization expense for the year ended December 31, 2017 and December 31, 2016 totaled $446,369 and $204,486, respectively. The $241,883 increase is primarily attributable to new property and equipment related to the addition of three new company owned locations.

Impairment of intangible assets for the year ended December 31, 2017 totaled $410,225 The impairment of the intangible assets was based on a recoverability test on the franchise agreements that failed the test based on projected future undiscounted cash flows.

Impairment of property and equipment for the year ended December 31, 2017 totaled $1,375,790. The Company performed an impairment analysis on various assets and concludes that they were fully impaired.

Impairment of goodwill for the year ended December 31, 2017, totaled $2,521,468. The impairment charges resulted from decrease in the company’s estimates undiscounted cash flows from the expected future operations of the assets. These estimates considered factors such as expected future operating income, operating trends and prospects, as well as the effects of demands, competition and other factors.

General and administrative expenses for the year ended December 31, 2017 and December 31, 2016 totaled $7,983,673, or 101% of total revenue, and $4,770,613, or 96% of total revenue, respectively. The $3,213,060 increase is primarily attributable to the “build-up” of the company’s corporate infrastructure to support new company owned store growth as well as third party related expenses to prepare the Company for a private placement offering and IPO. Wages and related expenses increased approximately $726,000 compared to the prior year with the addition of key management positions. Travel and related expenses increased approximately $64,000 to support buildout and store openings as well as evaluate new site locations. Advertising and marketing increased approximately $455,000 to grow national brand awareness. Third party accounting and legal fees increased approximately $1,100,000 with temporary accounting services and nonrecurring legal reorganizational research to facilitate SEC financial statement preparation. Audit fees increased approximately $256,000 with audits for 2015 and 2016 and June 2017 and 2016 reviews. Restricted stock compensation increased approximately $729,000 for restricted stock issued in 2017 and not in 2016. Additionally, bonuses increased approximately $75,000 for incentives related to IPO efforts.

Loss from Operations

Our loss from operations for the year ended December 31, 2017 and December 31, 2016 totaled $11,931,024, or 150% of total revenues and $3,966,149, or 80% of total revenue, respectively. The increased loss of $7,964,875 is primarily attributable to growth in general administrative expenses to build company infrastructure, inefficiencies in preopening expenses, new rental charges, local and national marketing campaigns, and third-party consulting services to facilitate our anticipated private placement and IPO. In addition to impairment charges of our intangible assets, property and equipment and goodwill attributed an aggregate amount of $4,307,483 for reasons discussed previously.

Other (Expense) Income

Other (expense) income for the year ended December 31, 2017 and December 31, 2016 totaled $(3,883,254) and $(126,256) respectively. The $3,756,998 increase in expense was primarily attributable to an increase in amortization of debt discount of approximately $3,817,859 in connection with convertible notes payable to a former related party, partially offset by an increase in other income of $82,311.

Net Loss

Our net loss for the year ended December 31, 2017 increased by $11,348,064 to $15,567,751 as compared to $4,219,687 for the year ended December 31, 2016, resulting primarily from an increase in amortization of debt discounts to a former related party totaling $3,817,859 and significant increases in general and administrative expenses incurred for the contemplated IPO as well as employee expenses incurred for restricted stock. In addition, impairment charge associated with intangible assets, property and equipment and goodwill in an aggregate amount of $4,307,483 that was incurred during 2017. Our net loss attributable to the controlling interest was $13,210,448 and $3,109,581 for the year ended December 31, 2017 and December 31, 2016, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31, 2017	December 31, 2016
Cash	$78,683	$335,724
Working Capital Deficiency	$(4,306,947)	$(1,723,852)
Convertible notes payable, including related parties	$2,349,340	$-
Other notes payable, including related parties	$555,000	$-
Convertible notes payable to Former Parent (Gross)	$-	$3,704,462

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $4,306,947 and $17,052,086, respectively, as of December 31, 2017, plus our use of $3,676,999 of cash in operating activities during the year ended December 31, 2017, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the years ended December 31, 2017 and 2016.

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

Our audited consolidated financial statements included elsewhere in this 10K document have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Sources and Uses of Cash for the Years Ended December 31, 2017 and December 31, 2016

For the year ended December 31, 2017 and 2016, we used cash of $3,676,999 and $2,110,702, respectively, in operations. Our cash used for the year ended December 31, 2017 was primarily attributable to our net loss of $15,567,751, adjusted for net non-cash income in the aggregate amount of $10,053,902, partially offset by $1,836,850 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2016 was primarily attributable to our net loss of $4,219,687, adjusted for net non-cash income in the aggregate amount of $663,287, partially offset by $1,445,698 of net cash provided by changes in the levels of operating assets and liabilities.

During the year ended December 31, 2017, cash used in investing activities was $843,169, of which $968,831 was used to purchase property and equipment, and $125,662 was used to issue loans to franchisees and related parties net of repayments. During the year ended December 31, 2016, cash used in investing activities was $1,095,675, of which $957,387 was used to purchase property and equipment, and $124,117 to acquire a franchised location. $14,171 was used to issue loans to franchisees and a related party net of repayments.

Net cash provided by financing activities for the year ended December 31, 2017 was $4,263,127 of which $1,138,800 was proceeds from convertible notes payable to American Restaurant Holdings, $555,000 proceeds from other notes payable from various investors and related parties, $2,349,340 proceeds from convertible notes to various parties and related parties, $50,000 in proceeds from the exercise of warrants and $420,000 in proceeds from the issuance of restricted stock, partially offset by $250,013 of repayments of advances from American Restaurant Holdings. Net cash provided by financing activities for the year ended December 31, 2016 was $2,942,823 of which $2,621,842 was proceeds from convertible notes payable to American Restaurant Holdings and $329,081 was advances from American Restaurant Holdings, partially offset by $8,100 of repayments of notes payable.

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

When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If we performed the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (step 2) to measure such impairment. In 2017 and 2016, we performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of our reporting units is less than their carrying amounts. Based on our qualitative assessments, it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified in 2016. See Note 8 – Goodwill and Other Intangible Assets, Net for details associated with impairment of certain intangible assets in 2017 based on our qualitative assessments.

Other intangible assets include franchise agreements and a non-compete agreement which are amortized on a straight-line basis over their estimated useful lives of 13 years and 5 years, respectively.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. See Note 8 – Goodwill and Other Intangible Assets, Net, and Note 7 – Property and Equipment, Net to Notes to Consolidated Financial Statements for details associated with impairment of certain intangible assets and property and equipment.

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

Revenue Recognition

In accordance with the Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), we recognize revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Restaurant Sales

Retail store revenue at our operated restaurants are recognized when payment is tendered at the point of sale, net of discounts, sales tax and other sales related taxes.

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

See Note 3 to our consolidated financial statements for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016 and the consolidated results of operations and cash flows for each of the years presented herein in conformity with U.S. generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2017:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Executive Officers

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our executive officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

As of February 25, 2019, our current directors and executive officers and their ages are:

Name	Age	Principal Positions Held With Us
Kevin Mohan	45	Chief Investment Officer and Chairman of the Board
Michael J. Roper	54	CEO, Secretary
Kenneth Miller	49	Chief Operating Officer
Ferdinand Groenewald	34	Chief Financial Officer
Noel DeWinter	79	Director, Treasurer
A.B. Southall III	57	Director
Paul L. Menchik	71	Director
John Marques	58	Director
Peter S. Petrosian	66	Director
Omprakash Vajinapalli	47	Director

Executive Officers

Kevin Mohan. Mr. Mohan has served as Chairman of the Board and a director of Muscle Maker, Inc since April 16, 2018. From April 16, 2018 through May 1, 2018, he also served as the Interim President of the Company. He has also served as the Chief Investment Officer since September 17, 2018. From June 2012 through March 2017, Mr. Mohan served as the VP of Capital Markets for American Restaurant Holdings, Inc., a company focused on acquiring and expanding fast casual restaurant brands.

Based on his experience we have deemed Mr. Mohan fit to serve on the Board and as Chairman of the Board.

Michael J. Roper. Mr. Roper has served as Chief Executive Officer, of Muscle Maker, Inc since May 1, 2018. Mr. Roper has unique experience ranging from owning and operating several franchise locations through the corporate executive levels. From May 2015 through October 2017, Mr. Roper served as Chief Executive Officer of Taco Bueno where he was responsible for defining strategy and providing leadership to 162 company owned and operated locations along with 23 franchised locations. From March 2014 through May 2015, Mr. Roper served as the Chief Operating Officer of Taco Bueno and from July 2013 through March 2014 as the Chief Development and Technology Officer of Taco Bueno. Prior to joining Taco Bueno, Mr. Roper was a franchise owner and operator of a IMS Barter franchise and held several roles with Quiznos Sub from 2000 to 2012 starting as a franchise owner and culminating in his appointment as the Chief Operating Officer/Executive Vice President of Operations in 2009. Mr. Roper received a Bachelor of Science in Business and General Management from Northern Illinois University.

Based on his education and extensive experience in the restaurant/franchise industry, we have deemed Mr. Roper fit to serve as our principal executive officer.

Kenneth Miller. Mr. Miller has served as Chief Operating Officer of Muscle Maker, Inc since September 26, 2018. Mr. Miller has served in the restaurant business for an extensive portion of his career. Prior to joining the Company as Chief Operating Officer on September 26, 2018, Mr. Miller served as the Senior Vice President of Operations for Dickey’s BBQ Restaurant from April 2018 through September 2018 and in various capacities with Taco Bueno Restaurants, LP from October 2013 through April 2018 culminating in the position of Senior Vice President of Operations. Mr. Miller received a Bachelor of Arts in Business/Exercise Science from Tabor College in 1991.

Based on his education and extensive experience in the restaurant/franchise industry, we have deemed Mr. Miller fit to serve as our Chief Operating Officer.

Ferdinand Groenewald. Mr. Groenewald has served as the Chief Financial Officer of Muscle Maker, Inc. since September 2018. Mr. Groenewald had previously served as the Vice President of Finance, Principal Financial Officer and Principal Accounting Officer of the Company, Muscle Maker Development, LLC and Muscle Maker Corp., LLC from January 25, 2018 through May 29, 2018. In addition, Mr. Groenewald has served as our controller from October 2017 through May 29, 2018. Mr. Groenewald is a certified public accountant with significant experience in finance and accounting. From February 2017 to October 2017, Mr. Groenewald served as Senior Financial Accounting Consultant at Pharos Advisors, Inc. serving a broad range of industries. From November 2013 to February 2017, he served as a Senior Staff Accountant at Financial Consulting Strategies, LLC where he provided a broad range of accounting, financial reporting, and pre-auditing services to various industries. From August 2015 to December 2015, Mr. Groenewald served as a Financial Reporting Analyst at Valley National Bank. Mr. Groenewald holds a Bachelor of Science in accounting from the University of South Africa.

Based on his education and extensive experience in the financial and accounting industries, we have deemed Mr. Groenewald fit to serve as our Chief Financial Officer.

Noel DeWinter. Mr. DeWinter has served as director of Muscle Maker, Inc since February 2017. Mr. DeWinter has over 40 years of both private and public accounting and finance experience within a number of different industries. Since January 2011, he has served as Chief Financial Officer of FileLife, a private developer of file protection and control system products. He was also the Chief Financial Officer of Apollo Medical Holdings from 2008 until 2010. Apollo Medical (AMEH) is a public healthcare company providing inpatient hospitalist services to various Southern California hospitals. Additional experience includes the Chief Financial Officer of Capital Pacific Homes and the same position at Wahlco Environmental Systems. Wahlco was an NYSE-listed public company during his tenure as Chief Financial Officer. Mr. DeWinter received his MBA from the University of Pennsylvania.

Based on his education and extensive experience in financial and accounting matters, we have deemed Mr. DeWinter fit to serve on the Board.

A.B. Southall III. Mr. Southall has served as director of Muscle Maker, Inc since February 2017. He has over 35 years of experience managing construction and land developing businesses. Since 1997 he has been the President of a Custom Home Building Company, in addition to 20 years as President of a 189 boat slip marina complex. His involvement in the marina business led him to co-founding a local Waterway Association, where he has been on the board since its inception. He has diversely invested across multiple sectors including private placements, oil & gas, real estate, restaurant businesses and commodities. Mr. Southall is an advocate of a healthy approach to the food industry and the restaurant business.

Based on his vast business and financial experience with real estate and restaurants, we have deemed Mr. Southall fit to serve on the Board.

Paul L. Menchik. Mr. Menchik has served as director of Muscle Maker, Inc since February 2017. Since 1986, Mr. Menchik has been Professor of Economics at Michigan State University where he has been Department chairperson and Director of Graduate Programs. He has served as Senior Economist for Economic Policy for the White House Office of Management and Budget (where among other matters he worked on Social Security solvency issues) and served as Visiting Scholar at the Tax Analysis Division of the Congressional Budget Office. Menchik has also been on the faculty of Rutgers University and the University of Wisconsin, and has served as visiting faculty at University of Pennsylvania, London School of Economics, University College London, and Victoria University in Wellington New Zealand. Over the years he has advised three state governments and five US government agencies. He holds a Ph.D. from the Wharton School of Finance and Commerce at the University of Pennsylvania. He has over 40 publications including a book on household and family economics, made over 85 paper presentations at other universities and conferences around the world and has refereed for over 20 academic journals and is currently a member of the editorial board for the Journal of Income Distribution. He is a member of Who’s Who in Economics and Who’s Who in America.

Based on his education and extensive experience in economic and financial matters, we have deemed Mr. Menchik fit to serve on the Board.

John Marques Mr. Marques has served as director of Muscle Maker, Inc since April 2018. Since 1994, Mr. Marques has owned and operated various businesses in the trucking and real estate industries for the past twenty years. Since 1992, Mr. Marques served as the President of Continental Transportation Corp., a motor freight transportation company.

Based on his experience in various business entities, we have deemed Mr. Marques fit to serve on the Board.

Peter Petrosian. Mr. Petrosian has served as director of Muscle Maker, Inc since May 2018. Mr. Petrosian is a senior level food service executive with diversified leadership experience in casual dining, contract management, quick service and quick casual segments with a background in growth and turnaround situations, demonstrated expertise in operations, mergers and acquisitions, profit improvement, strategic planning and business development. Since 2005 to the present, Mr. Petrosian owned and operated PSP Management Consulting providing interim executive support in areas of organizational development, business, franchise and operational planning and valuation assistance to private equity firms in the restaurant industry. From November 2013 to January 2017, Mr. Petrosian served as the Chief Development Officer of Franchise Sports Concepts, LLC, a franchisor of Beef ‘O’ Brady’s and the Brass Tap. From 2007 to 2013, Mr. Petrosian was the Chief Operating Officer of Steak-Out Franchising, Inc., a franchisor of a char-broiled steak and full meal delivery concept. Prior to 2007, Mr. Petrosian held various positions with McAlister’s Corporation, AFC Enterprises (Church’s Chicken), Service America Corporation (wholly owned subsidiary of GE Capital) and Marriott Corporation.

Based on his experience with various restaurant concepts and senior executive level positions, we have deemed Mr. Petrosian fit to serve on the Board.

Omprakash Vajinapalli. Mr. Vajinapalli has served as director of Muscle Maker, Inc since July 2018. Mr. Vajinapalli, since July 2007, has served as the CEO/President of HighRise IT Consultancy LLC. Mr. Vajinapalli received a Bachelor of Engineering from Bangalore University in 1993.

Based on his experience with various technology and IT related industries and education, we deem Mr. Vajinapalli fit to serve on the Board

Family Relationships

There are no family relationships among any of our executive officers and directors.

Corporate Governance

Board of Directors and Board Committees

We intend to apply to list our common stock on the on NASDAQ capital market. Under the rules of NASDAQ, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable NASDAQ rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

As of January 2019, our Board has not undertaken a review of the independence of each director and has not considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment to carry out their responsibilities.

If we are not approved for listing on the Exchange, we intend to apply for quotation of our common stock on the OTCQX Marketplace of the OTC Markets by having a market maker file an application with FINRA for our common stock to be eligible for trading on the OTCQX Marketplace of the OTC Markets. We are not required to comply with the corporate governance rules of the Exchange, and instead may comply with less stringent corporate governance standards while listed on the OTCQX. The OTCQX does not require any of its members to establish any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. Instead, the functions of those committees may be undertaken by the board of directors as a whole. Upon quotation of our common stock on the OTCQX, our securities would not be quoted on an exchange that has requirements that a majority of our board members be independent and we would not otherwise be subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we currently required to establish or maintain an Audit Committee or other committee of our board of directors. Although we may comply with less stringent corporate governance standards while listed on the OTCQX, we have elected to voluntarily comply with the corporate governance rules of the NASDAQ American.

Board Leadership Structure and Board’s Role in Risk Oversight

Kevin Mohan is the Chairman of the Board. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board. We currently believe that separation of the roles of Chairman and Chief Executive Officer ensures appropriate oversight by the Board of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, following the qualification of the offering, the Board will hold executive sessions in which only independent directors are present.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee oversees management of financial risks; our Board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board regularly reviews plans, results and potential risks related to our system-wide restaurant growth, brand awareness and menu offerings. Our Compensation Committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Committees of the Board of Directors

The Board of Directors has already established an audit committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”) and a Nominating and Corporate Governance Committee (“Governance Committee”). The composition and function of each committee are described below.

Audit Committee

The Audit Committee has three members, including Messrs. DeWinter, Marques and Petrosian. Mr. DeWinter serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

Our audit committee is authorized to:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;

●	review the proposed scope and results of the audit;

●	review and pre-approve audit and non-audit fees and services;

●	review accounting and financial controls with the independent auditors and our financial and accounting staff;

●	review and approve transactions between us and our directors, officers and affiliates;

●	recognize and prevent prohibited non-audit services; and

●	establish procedures for complaints received by us regarding accounting matters; oversee internal audit functions, if any.

Compensation Committee

The Compensation Committee has two members, including Messrs. DeWinter and Southall. Mr. DeWinter serves as the chairman of the Compensation Committee.

Our Compensation Committee is authorized to:

●	review and determine the compensation arrangements for management;

●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administer our stock incentive and purchase plans;

●	oversee the evaluation of the Board of Directors and management; and

●	review the independence of any compensation advisers.

Nominating and Corporate Governance Committee

The Governance Committee has three members, including Messrs. Menchik, Southall and DeWinter. Mr. Menchik serves as the chairman of the Governance Committee.

The functions of our Governance Committee, among other things, include:

●	identifying individuals qualified to become board members and recommending director;

●	nominees and board members for committee membership;

●	developing and recommending to our board corporate governance guidelines;

●	review and determine the compensation arrangements for directors; and

●	overseeing the evaluation of our board of directors and its committees and management.

Our goal is to assemble a Board that brings together a variety of skills derived from high quality business and professional experience.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, at any time, has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, please see “Certain Relationships and Related Party Transactions”.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting.

Section 16(a) Beneficial Ownership Reporting Compliance

As of December 31, 2017, we did not have a class of securities registered under Section 12 of the Exchange Act and therefore our directors, executive officers, and any persons holding more than ten percent of our Common Stock were not required to comply with Section 16 of the Exchange Act. Such persons became obligated to comply with such rules upon the March 29, 2018 filing of our Form 8-A12B registering our class of Common Stock.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2017 and 2016 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2017 and whose total compensation for the 2017 year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2017 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Award(4)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(5)	Total
Robert E. Morgan(1) Chief Executive Officer, President, and Director of Muscle Maker, Inc (principal executive officer of Muscle Maker, Inc)	2017	$270,000	$0	$0	$0	$0	$0	$64,800	$334,800
Chief Executive Officer and President of Muscle Maker Brands, LLC	2016	$270,000	$0	$0	$0	$0	$0	$64,800	$334,800

Rodney C. Silva(2) Chief Culture Officer of Muscle Maker Brands, LLC	2017	$150,000	$0	$59,864	$0	$0	$0	$28,800	$238,664
	2016	$150,000	$0	$0	$0	$0	$0	$28,800	$178,800

Grady Metoyer(3)
Chief Financial Officer of Muscle Maker, Inc (principal financial officer of Muscle Maker, Inc)	2017	$146,409	$0	$59,864	$0	$0	$0	$0	$206,273
Chief Financial Officer and Manager of Muscle Maker Brands, LLC	2016	$0	$0	$0	$0	$0	$0	$0	$0

(1) Mr. Morgan served as Chief Executive Officer and President of Muscle Maker, Inc since October 2015 through April 11, 2018. He also served as the Chief Executive Officer and President of each of Muscle Maker Development, LLC and Muscle Maker Corp., LLC since August 25, 2017 and September 15, 2017, respectively through April 11, 2018. From June 6, 2017 to September 15, 2017, Mr. Morgan served as Chief Executive Officer and President of Muscle Maker Brands Conversion, Inc. From October 2015 through June 5, 2017, Mr. Morgan served as the Chief Executive Officer and President of Muscle Maker Brands, LLC, which converted into Muscle Maker Brands Conversion, Inc. on June 6, 2017. From December 2014 to October 2015, Mr. Morgan served as the Chief Operating Officer of Muscle Maker Brands, LLC.

(2) Mr. Silva has served as the Chief Culture Officer of each of Muscle Maker Development, LLC and Muscle Maker Corp., LLC since August 25, 2017 and September 15, 2017, respectively. From June 6, 2017 to September 15, 2017, Mr. Silva served as Chief Culture Officer of Muscle Maker Brands Conversion, Inc. From October 2015 through June 5, 2017, he served as the Chief Culture Officer of Muscle Maker Brands, LLC, which converted into Muscle Maker Brands Conversion, Inc. on June 6, 2017. From January 2015 to October 2015, Mr. Silva served as Director of Brand Development of Muscle Maker Brands, LLC.

(3) Mr. Metoyer has served as the Chief Financial Officer of Muscle Maker, Inc. since March 2017 through January 17, 2018. He has also served as the Chief Financial Officer of each of Muscle Maker Development, LLC and Muscle Maker Corp., LLC since August 25, 2017 and September 15, 2017, respectively. From June 6, 2017 to September 15, 2017, Mr. Metoyer served as Chief Financial Officer of Muscle Maker Brands Conversion, Inc. From March 2017 through June 5, 2017, he served as the Chief Financial Officer of Muscle Maker Brands, LLC, which converted into Muscle Maker Brands Conversion, Inc. on June 6, 2017.

(4) On May 11, 2017, Muscle Maker, Inc. issued 16,071 restricted shares to Mr. Silva and to Mr. Metoyer, respectively. The restricted common stock awards granted will vest in five equal installments with the first installment vesting on the date of grant and the remaining installments vesting on the first day of each of the next four calendar years thereafter. The value of the shares issued were $9.33 per share of which the vested and partially shares had an aggregate fair value amount of $119,728 ($59,864) was vested and partial vesting).

(5) For Messrs. Morgan and Silva includes the following perquisites and benefits:

●	Housing Allowance: For 2017, $3,000 per month ($36,000 per year) for Mr. Morgan and $0 for Mr. Silva and for 2016, $3,000 per month ($36,000 per year) for Mr. Morgan and $0 for Mr. Silva

●	Healthcare Allowance: For 2017, $2,000 per month ($24,000 per year) for Mr. Morgan and $2,000 per month ($24,000 per year) for Mr. Silva; and for 2016, $2,000 per month ($24,000 per year) for Mr. Morgan and $2,000 ($24,000 per year) per month for Mr. Silva.

●	Auto Allowance: For 2017 and 2016, $400 per month ($4,800 per year) for Mr. Morgan and $400 ($4,800 per year) per month for Mr. Silva; and for 2016, $400 per month ($4,800 per year) for Mr. Morgan and $400 per month ($4,800 per year) for Mr. Silva.

Employment Agreements

Robert Morgan

Muscle Maker entered into an employment agreement with Robert Morgan for a two-year term that is to commence as of the date Muscle Maker successfully receives at least $5,000,000 in gross proceeds from an SEC qualified offering under Regulation A+ under the Securities Act of 1933, as amended. The term of the employment agreement is two years and is automatically extended for successive one-year periods unless either party delivers a 60-day notice of termination. The employment agreements did not become effective since the company terminated its Regulation A+ offering on March 29, 2018, yielding proceeds of approximately $143,497.

Grady Metoyer

Muscle Maker entered into an employment agreement with Grady Metoyer for a one-year term that is to commence as of the date Muscle Maker successfully receives at least $5,000,000 in gross proceeds from an SEC qualified offering under Regulation A+ under the Securities Act of 1933, as amended. The term of the employment agreement is two years and is automatically extended for successive one-year periods unless either party delivers a 60-day notice of termination. The employment agreements did not become effective since the company terminated its Regulation A+ offering on March 29, 2018, yielding proceeds of approximately $143,497.

Rodney C. Silva

Muscle Maker entered into an employment agreement with Rodney Silva for a one-year term that is to commence as of the date Muscle Maker successfully receives at least $5,000,000 in gross proceeds from an SEC qualified offering under Regulation A+ under the Securities Act of 1933, as amended. The term of the employment agreement is two years and is automatically extended for successive one-year periods unless either party delivers a 60-day notice of termination. The employment agreements did not become effective since the company terminated its Regulation A+ offering on March 29, 2018, yielding proceeds of approximately $143,497.

Ferdinand Groenewald

On September 26, 2018, the Company appointed Ferdinand Groenewald as Chief Financial Officer of the Company and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as Chief Financial Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 10,000 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 25,000 in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

Kenneth Miller

On September 26, 2018, the Company appointed Kenneth Miller as Chief Operating Officer of the Company and entered into an Employment Agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as Chief Operating Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller is eligible for a discretionary performance cash and equity bonuses which will include cash of $50,000 and 75,000 shares of common stock upon completion of the Public Offering, which may be increased to 125,000 shares in the event $5 million is raised. Mr. Miller is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

Pursuant to the agreements, the executives may be terminated for “cause” as defined therein and the executives may resign for “good reason” as defined. In the event the executives are terminated without cause or resign for good reason, the Company will be required to pay the executives all accrued salary and bonuses, reimbursement for all business expenses and provide the executives with the monthly salary and benefits for a term of 12 months. In the event the executives are terminated with cause, resign without good reason, die or are disabled, the Company will be required to pay the executives all accrued salary and bonuses and reimbursement for all business expenses through such date. Under the agreement the executives are subject to confidentiality, non-compete and non-solicitation restrictions.

Michael Roper

On October 26, 2018, the Company entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing the Company on a national exchange and raising $3,000,000 (the “IPO”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which will be increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and again to $350,000 upon the Company completing the IPO. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the IPO. Mr. Roper is entitled to $100,000 bonus upon closing of the IPO. In addition to 350,000 restricted stock units previously granted, the Company agreed to issue Mr. Roper up to 250,000 additional restricted stock units. In the event the Company raises $3 million or $5 million, then Mr. Roper will receive 150,000 restricted stock units or 250,000 restricted stock units, respectively. In addition, Mr. Roper will receive 100,000 restricted stock units upon the one and two year anniversaries of his employment.

Kevin Mohan

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

Pursuant to the agreements, Mr. Roper and Mr. Mohan may be terminated for “cause” as defined and Mr. Roper and Mr. Mohan may resign for “good reason” as defined. In the event either party is terminated without cause or resigns for good reason, the Company will be required to pay Mr. Roper and Mr. Mohan all accrued salary and bonuses, reimbursement for all business expenses and provide Mr. Roper and Mr. Mohan with the monthly salary and benefits for a period of 24 and six months, respectively, following the termination or resignation. In the event Mr. Roper or Mr. Mohan are terminated with cause, resigns without good reason, dies or is disabled, the Company will be required to pay the executives all accrued salary and bonuses and reimbursement for all business expenses through such date. Under the Employment Agreement, both parties are subject to confidentiality, non-compete and non-solicitation restrictions.

Elements of Compensation

None of our named executive officers, except for Messrs. Morgan, Silva and Metoyer, was compensated in 2017, and except for Messrs. Morgan and Silva, was compensated in 2016, by us or Muscle Maker Brands. Messrs. Morgan and Silva were provided with the following primary elements of compensation in 2017 and 2016:

Base Salary

Messrs. Morgan, Silva and Metoyer received a fixed base salary in an amount determined in accordance with his then employment agreement with Muscle Maker Brands, and based on a number of factors, including:

●	The nature, responsibilities and duties of the officer’s position;
●	The officer’s expertise, demonstrated leadership ability and prior performance;
●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
●	The competitiveness of the market for the officer’s services.

Stock Award

In fiscal 2017, we issued 16,071 restricted shares of our common stock to Rod Silva and to Grady Metoyer The restricted common stock awards granted will vest in five equal installments with the first installment vesting on the date of grant and the remaining installments vesting on the first day of each of the next four calendar years thereafter.

Other Benefits

In 2017 and 2016, Mr. Morgan, our former CEO & President, and Mr. Silva, our Chief Cultural Officer, were provided with certain limited fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. These benefits include (a) healthcare allowance and auto allowance for both Messrs. Morgan and Silva and (b) housing allowance for Mr. Morgan. The amounts paid to Messrs. Morgan and Silva in 2016 and 2015 in respect of these benefits is reflected above in the “Summary Compensation Table” section under the “Item 11 – Executive Compensation” heading.

Equity Incentive Plans

The board and shareholders of the Company approved of the 2017 Stock Option and Stock Issuance Plan (the “Plan”) on July 27, 2017 and September 21, 2017, respectively. The Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options and non-qualified stock options. The Company has reserved a total of 1,071,428 shares of common stock for issuance under the Plan. Of these shares, approximately 32,142 shares were issued to the directors (5,356 shares per director) under the Plan by the Board of Directors on September 21, 2017.

The Plan Administrator (which is the Board of Directors or a committee or other person(s) appointed or designated by the Board) has the authority to administer the Plan and determine, among other things, the interpretation of any provisions of the Plan, the eligible employees who are granted options, the number of options that may be granted, vesting schedules, and option exercise prices. The Company’s stock options have a contractual life not to exceed ten years. The Company issues new shares of common stock upon exercise of stock options.

The options may constitute either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or “non-statutory stock options.” The primary difference between incentive stock options and non-statutory stock options is that the former are not available to non-employees of the corporation. In addition, while neither is subject to tax at the time of grant, incentive stock options are not subject to tax at the time of exercise (but could be subject to alternative minimum tax), while upon exercise of the non-qualified options, the optionee will recognize ordinary income with respect to any vested shares purchased under the option; such income will be in an amount equal to the excess of the value of the vested shares on the exercise date over the exercise price paid for those shares.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2017, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options under the Plan (a)	Weighted- Average Exercise Price of Outstanding Options under the Plan (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$-	1,039,286
Equity compensation plans not approved by security holders	0	$-	-
TOTAL	0	$-	1,039,286

Director Compensation

Historically, our directors have not received compensation for their service. During 2017 we adopted a new director compensation program recommended by our corporate governance committee pursuant to which we would make equity-plan based awards to the directors and, (i) each of our non-employee directors will receive (a) $2,500 per board meeting that they personally attend or (b) $500 per board meeting that they attend telephonically or other form of telecommunication and (ii) chairs of our committees will receive $500 per committee meeting that they personally attend. No additional compensation will be provided for attending committee meetings. Our corporate governance committee will continue to review and make recommendations to the board regarding compensation of directors, including equity-based plans. We will reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

On September 21, 2017, Muscle Maker granted 5,356 shares of common stock under its Muscle Maker 2017 Stock Option and Stock Issuance Plan to each of its six directors of Muscle Maker (32,142 shares of common stock in the aggregate) at a value of $9.33 per share. Such share grants are subject to graduated vesting in the following installments on each of the following dates: (i) 66.666% as of the date of grant and (ii) 8.333% as of (a) October 1, 2017, (b) November 1, 2017, (c) December 1, 2017, and (d) January 1, 2018.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

Option Grants to Franchisees

On July 27, 2017, we granted stand-alone (non-Plan based) non-qualified stock options to purchase an aggregate of 33,750 shares of our common stock to our franchisees. The options are fully vested, have an exercise price of $9.33 per share and expire 3 years after the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our common stock at February 25, 2018, for:

●	each person known to us to be the beneficial owner of more than 5% of our common stock;

●	each named executive officer;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Muscle Maker, Inc, 308 East Renfro Street, Suite 101, Burleson, Texas 76028 We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 10,117,597 shares of our common stock outstanding as of February 25, 2018. The share information in this table has been adjusted to reflect the 1-for-7 reverse stock split of our common stock that was effective September 20, 2017 and the 3-for-4 reverse stock split of our common stock that was effective January 31, 2018.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of February 25, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned
	Number	Percent (15)
Name of Beneficial Owner
5% Stockholders:
P. John, LLC (1)	1,067,301	10.39%
John Marques (2)	1,174,956	11.30%

Directors and Named Executive Officers:
Kevin Mohan (3)	354,080	3.49%
Michael J. Roper	-	0.00%
Kenneth Miller	-	0.00%
Ferdinand Groenewald	-	0.00%
Rod Silva (4)	120,684	1.19%
Noel DeWinter (5)	39,481	0.39%
A.B. Southall, III (6)	291,965	2.85%
Paul L. Menchik (7)	126,557	1.25%
John Marques (2)	1,174,957	11.30%
All named executive officers and directors as a group (12 persons)	2,107,724	20.47%

(1)	P. John, LLC directly beneficially owns 906,177 shares of Common Stock of Muscle Maker, and (ii) 125,000 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants. P. John, LLC’s members are John Feeney and his two adult sons, Michael Feeney and Ryan Feeney. Pursuant to the terms of the Operating Agreement of P. John, LLC, decisions relating to the business and affairs of P. John are made by the majority consent of the members, where each member has the right to a percentage vote based on his percentage ownership of the outstanding membership interests (Michael Feeney (45%), Ryan Feeney (10%), and John Feeney (45%)). Michael Feeney and Ryan Feeney do not reside in the same household as John Feeney and therefore John Feeney disclaims beneficial ownership of Michael Feeney and Ryan Feeney’s percentage interest of P. John LLC in Muscle Maker. John Feeney also directly beneficially owns (i) 2,678 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to John Feeney, (ii) 30,769 shares of Common Stock of Muscle Maker subject to presently convertible debt held by John Feeney, and (iii) 2,677 shares of Common Stock of Muscle Maker which were granted to John Feeney by Muscle Maker.

(2)	John Marques beneficially owns (i) indirectly 896,524 shares of Common Stock of Muscle Maker through Membership, LLC, (ii) directly 155,356 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to John Marques, and (iii) indirectly 123,076 shares of Common Stock of Muscle Maker subject to presently convertible debt held by Membership, LLC. John Marques is the sole member and manager of Membership, LLC. As such, Mr. Marques may be deemed to have voting and dispositive power of all securities beneficially owned by Membership, LLC reported herein.

(3)	Kevin Mohan beneficially owns (i) indirectly 39,000 shares of Common Stock of Muscle Maker through various family members that reside in the same household as Kevin Mohan, (ii) directly 284,311 shares of common stock of Muscle Maker and (iii) directly 30,769 shares of Common Stock of Muscle Maker subject to presently convertible debt held by Kevin Mohan.

(4)	Rodney Silva beneficially owns (i) indirectly 58,695 shares of Common Stock of Muscle Maker through JSOS, LLC, an entity he controls and (ii) directly 61,989 shares of Common Stock of Muscle Maker.

(5)	Noel De Winter beneficially owns (i) indirectly 29,250 shares of Common Stock of Muscle Maker as trustee of the Arthur Noel DeWinter Trust; (ii) directly 10,231 shares of Common Stock of Muscle Maker.

(6)	A.B. Southall beneficially owns (i) directly 150,071 shares of Common Stock of Muscle Maker, (ii) directly 30,356 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to A.B. Southall, and (iii) directly 111,538 shares of Common Stock of Muscle Maker subject to presently convertible debt held by A.B. Southall.

(7)	Paul L. Menchik beneficially owns (i) directly 76,557 shares of Common Stock of Muscle Maker, and (ii) directly 50,000 shares of Common Stock of Muscle Maker subject to presently convertible debt held by Paul L. Menchik.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Party Transactions

Following this offering, pursuant to the written charter of our Audit Committee, the Audit Committee will be responsible for reviewing and approving, prior to our entry into any such transaction, all related party transactions and potential conflict of interest situations involving:

●	any of our directors, director nominees or executive officers;
●	any beneficial owner of more than 5% of our outstanding stock; and
●	any immediate family member of any of the foregoing.

Our Audit Committee will review any financial transaction, arrangement or relationship that:

●	involves or will involve, directly or indirectly, any related party identified above and is in an amount greater than $0;
●	would cast doubt on the independence of a director;
●	would present the appearance of a conflict of interest between us and the related party; or
●	is otherwise prohibited by law, rule or regulation.

The Audit Committee will review each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the Audit Committee will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, canceling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with us. Any member of the Audit Committee who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the Audit Committee member will provide all material information concerning the transaction to the Audit Committee. The Audit Committee will report its action with respect to any related party transaction to the board of directors.

Transactions with American Restaurants, LLC or American Restaurant Holdings, Inc.

On January 23, 2015, in connection with the acquisition of Muscle Maker Brands, we issued two promissory notes payable in the amount of $400,000 (“MM Note”) and $204,000 (“MMB Note”), respectively. MM Note includes interest imputed at the rate of 0.41% per annum and is payable in three installments with the final installment due eighteen months after the closing date of the Acquisition of Muscle Maker Brands. MMB Note was secured by the assets of Colonia, bore no stated interest and was due on March 9, 2015.

On January 23, 2015, Muscle Maker issued 4,339,285 shares of Common Stock to American Restaurant Holdings in exchange for cash of $3,645,000 and an obligation to repay an aggregate of $604,000 of principal due under MM Note and MMB Note.

On March 9, 2015, the American Restaurant Holdings repaid MMB Note in full. On July 21, 2015, January 23, 2016 and July 23, 2016, installments of $100,000, $150,000 and $150,000 were repaid on the balance of MM Note by the American Restaurant Holdings. As of July 23, 2016, there is no balance outstanding related to MM Note.

On December 31, 2015, we issued a promissory note in the amount of $1,082,620 to American Restaurant (the “2015 ARH Note”). The note bore note stated interest or maturity date, and was convertible into shares of Common Stock of Muscle Maker at a conversion price of $4.67 per share. On March 14, 2017, American Restaurant Holdings elected to convert the 2015 ARH Note in the principal amount of $1,082,620 into 231,990 shares of Common Stock of Muscle Maker at a conversion price of $4.67 per share.

During the period from January 1 through December 15, 2016, we received $2,621,842 of advances from the American Restaurant Holdings. The payable due to the American Restaurant Holdings as a result of these advances was exchanged for a convertible promissory note in the amount of $2,621,842 (the “2016 ARH Note”). The 2016 ARH Note had no stated interest rate or maturity date and was convertible into shares of the Common Stock of Muscle Maker at a conversion price of $3.73 per share at a time to be determined by the lender. The 2016 American Restaurant Holdings Note included a three-year warrant for the purchase of 245,797 shares of our common stock at an exercise price of $9.33 per share. On March 14, 2017, the American Restaurant Holdings elected to convert the 2016 ARH Note into 702,279 shares of Common Stock of Muscle Maker.

On February 15, 2017, the Company issued a promissory note in the amount of $980,949 (the “First 2017 ARH Note”) and on March 15, 2017, MMI issued a promissory note in the amount of $338,834 (the “Second 2017 ARH Note”), both to ARH. The First 2017 ARH Note and the Second 2017 ARH Note bear no stated interest rate or maturity date and are convertible into 262,753 and 72,606 shares of the Company’s common stock at a conversion price of $3.73 per share and $4.67 per share, respectively, at a time to be determined by the Former Parent. On March 14, 2017, the American Restaurant Holdings elected to convert the First 2017 ARH Note into 262,753 shares of our common stock.

The First 2017 ARH Note and the Second 2017 ARH note include a three-year warrant for the purchase of 91,963 and 15,793 shares, respectively, of Muscle Maker common stock at an exercise price of $9.33 per share. The warrants issued in connection with the First 2017 ARH Note and the Second 2017 ARH note had a grant date value of $122,820 and $23,120, respectively. Muscle Maker allocated the proceeds to the First 2017 ARH Note and the Second 2017 ARH and related warrants based on the relative fair values at the time of issuance, resulting in an effective conversion price of $3.27 and $4.35 per share, respectively. The fair value of Muscle Maker common stock on the dates the notes were issued was $7.15 per share, creating an intrinsic value of $3.88 and $2.80 per share, respectively.

The 2015 ARH Note, 2016 ARH Note, First 2017 ARH Note, Second 2017 ARH Note and Third 2017 ARH Note are together, the “ARH Notes”.

On March 14, 2017, American Restaurant Holdings elected to convert aggregate principal of $4,685,411 under the 2015 ARH Note, the 2016 ARH Note and the First 2017 ARH Note into an aggregate 1,197,022 shares of Muscle Makers common stock.

On July 18, 2017, we issued a convertible promissory note (the “Third 2017 ARH Note”) to American Restaurant Holdings in exchange for cash proceeds of $336,932. The Third 2017 ARH Note has no stated interest rate or maturity date and is convertible into shares of the Company’s common stock at a conversion price of $7.47 per share at a time to be determined by the lender. The Third 2017 ARH Note includes a three-year warrant for the purchase of 15,793 shares of the Company’s common stock at an exercise price of $9.33 per share.

On September 19, 2017, American Restaurant Holdings elected to convert aggregate principal of $675,766 under the Second 2017 ARH Note and the Third 2017 Note into an aggregate 117,731 shares of Muscle Makers common stock.

On April 6, 2018, we issued a $475,000 convertible promissory note (the “2018 ARH Note”) to American Restaurant Holdings. The 2018 ARH Note has no stated interest rate or maturity date and is convertible into shares of Muscle Makers common stock at a conversion price of $0.50 per share at a time to be determined by the lender.

On April 11, 2018, American Restaurant Holdings elected to partially convert the 2018 ARHI Note for the principal of $392,542 into 785,085 shares of the Company’s common stock.

Transactions with Officers, Directors and Executives of Muscle Maker

On December 22, 2014, Muscle Maker issued 10,713 shares of its common stock to the Chief Executive Officer of American Restaurant Holdings as founder shares for cash proceeds of $10.

On August 1, 2015, we entered into a consulting agreement (the “Consulting Agreement”) with an officer of Custom Technology, Inc, who is also a stockholder of CTI, (the “Consultant”). The Consulting Agreement has a term of five years, and automatically extends for successive one-year periods, unless either party provides written notice of termination at least 60 days prior to the end of the term. Pursuant to the terms of the agreement, the Consultant will receive a base fee of $11,667 per month. In connection with the agreement, we provided a $100,000 advance to the consultant, to be repaid in equal monthly installments of $1,667, over the term of the consulting agreement.

On January 24, 2015, we granted 21,428 shares of our common stock valued at $1.31 per share to our Director of Brand Development, in connection with his employment agreement. On January 24, 2015, we issued 45,918 shares of our common stock to the Director of Brand Development in exchange for cash proceeds of $1.31 per share, or $60,000.

In May 2017, Muscle Maker granted 119,721 shares of its common stock to its employees and consultants. Such share grants are subject to graduated vesting in equal installments of 20% on each of the following dates: (i) the date of grant, (ii) January 1, 2018, (iii) January 1, 2019, (iv) January 1, 2020, and (v) January 1, 2021. In the event of resignation or termination for any reason of an employee or consultant that receives such shares, the remaining non-vested shares of such employee or consultant prior to such resignation or termination will be forfeited.

In May 2017, we granted 16,071 shares of our common stock to Grady Metoyer, our chief financial officer. Such share grant is subject to graduated vesting in equal installments of 20% on each of the following dates: (i) the date of grant, (ii) January 1, 2018, (iii) January 1, 2019, (iv) January 1, 2020, and (v) January 1, 2021. In the event of resignation or termination for any reason of Mr. Metoyer, the remaining non-vested shares of Mr. Metoyer prior to such resignation or termination will be forfeited.

On September 15, 2017, we issued 298,262 shares of our common stock to Robert Morgan, our chief executive officer, in connection with the Merger of MMBC into Muscle Maker.

Muscle Maker entered into an Employment Agreement with each of (i) Robert Morgan, as Chief Executive Officer, (ii) Grady Metoyer, as Chief Financial Officer and (iii) Rodney Silva, as Chief Culture Officer, effective as of the date Muscle Maker successfully receives at least $5,000,000 in gross proceeds from an SEC qualified offering under this Offering Statement under Regulation A+ under the Securities Act of 1933, as amended. See “Executive Compensation – Employment Agreements”.

On September 21, 2017, Muscle Maker granted 5,356 shares (post-reverse stock split) of common stock under its Muscle Maker 2017 Stock Option and Stock Issuance Plan to each of its six directors of Muscle Maker (32,142 shares of common stock in the aggregate) at a value of $9.33 per share. Such share grants are subject to graduated vesting in the following installments on each of the following dates: (i) 66.666% as of the date of grant and (ii) 8.333% as of (a) October 1, 2017, (b) November 1, 2017, (c) December 1, 2017, and (d) January 1, 2018.

On May 1, 2018, Muscle Maker granted 100,000 restricted stock units to Michael Roper, its Chief Executive Officer, as part of his initial employment agreement. These shares become fully vested upon the successful completion of an Initial Public Offering of at least $3,000,000. In addition, on June 29, 2018, Muscle Maker granted an additional 250,000 restricted stock units. These shares become fully vested upon the successful completion on an Initial Public Offering of at least $3,000,000. Mr. Roper is also eligible to receive 100,000 restricted stock units on each anniversary of his employment date during the employment contract period as well as up to 250,000 additional restricted stock units upon the successful completion of an initial public offering of at least $5,000,000.

On June 29, 2018, Muscle Maker granted Kevin Mohan an additional 250,000 restricted stock units. These shares become fully vested upon the successful completion of an Initial Public Offering of at least $3,000,000.

We have entered into indemnification agreements with each of our directors and entered into such agreements with certain of our executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board of Directors to the maximum extent allowed under California law.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2017 and 2016.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the years ended December 31, 2017 and 2016:

	2017	2016
Audit fees (1)	$345,050	$48,475
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$345,050	$48,475

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the years ended December 31, 2017 and 2016 and in connection with the filing of Forms 1-A.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.
(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accountants and approves in advance any services to be performed by the independent registered public accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accountants. The fees shown above were pre-approved either by our Board or our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description
3.1	Form of Selling Agent Warrant (incorporated by reference to Exhibit 3.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

3.2	Form of Warrant (incorporated by reference to Exhibit 3.2 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

3.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 3.3 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

4.1	Form of Subscription Agreement for BANQ subscribers (incorporated by reference to Exhibit 4.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.2 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) *

4.3	Form of Warrants to Purchase Common Stock – September 2018 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) *

4.4	For of 15% Senior Secured Convertible Promissory Notes – September 2018 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) *

6.1†	Muscle Maker 2017 Stock Option and Stock Issuance Plan and form of award agreements (incorporated by reference to Exhibit 6.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) +

6.2†	Form of Restricted Stock Agreement under Muscle Maker 2017 Stock Option and Stock Issuance Plan +

6.3	Assignment and Assumption Agreement, dated August 25, 2017, between Muscle Maker Brands Conversion, Inc. and Muscle Maker Development, LLC +

6.4	Agreement of Conveyance, Transfer and Assigning of Assets and Assumptions of Obligations, dated September 15, 2017, between Muscle Maker, Inc and Muscle Maker Corp., LLC +

6.5†	Employment Agreement, between Muscle Maker and Ferdinand Groenewald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018) *

6.6†	Employment Agreement, between Muscle Maker and Ken Miller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018) *

6.7†	Employment Agreement between Michael Roper and Muscle Maker, Inc dated October 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018)+

6.8†	Employment Agreement between Kevin Mohan and Muscle Maker, Inc dated October 26, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLE MAKER, INC

	By:	/s/ Michael Roper
Michael Roper
Dated: February 27, 2019		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Michael J. Roper	Chief Executive Officer, and
Michael J. Roper	Secretary (Principal Executive Officer)

/s/ Ferdinand Groenewald	Chief Financial Officer
Ferdinand Groenewald	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Mohan	Chief Investment Officer and Chairman of the Board
Kevin Mohan

/s/ Noel DeWinter	Director, Treasurer
Noel DeWinter

/s/ A.B. Southhall III	Director
A.B. Southall III

/s/ Paul L. Menchik	Director
Paul L. Menchik

/s/ John Marques	Director
John Marques

/s/ Peter S. Petrosian	Director
Peter S. Petrosian

/s/ Omprakash Vajinapalli	Director
Omprakash Vajinapalli

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Muscle Maker, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muscle Maker, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ (deficit)/equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

/s/ Marcum llp

Marcum llp

Melville, NY

February 27, 2019

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Assets
Current Assets:
Cash	$78,683	$335,724
Accounts receivable, net of allowance for doubtful accounts of $4,500 as of December 31, 2017 and December 31, 2016	152,256	203,100
Inventory	92,768	64,120
Current portion of loans receivable, net of allowance of $55,000 and $25,000 at December 31, 2017 and 2016, respectively	20,146	30,434
Current portion of loans receivable from related party, net of allowance of $45,000 and $0 at December 31, 2017 and 2016	9,704	20,000
Prepaid expenses and other current assets	23,287	50,316
Total Current Assets	376,844	703,694
Property and equipment, net	517,002	1,072,545
Goodwill	-	2,521,468
Intangible assets, net	3,181,880	3,702,649
Loans receivable - non current	150,522	53,229
Loans receivables from related parties - non current	-	51,667
Security deposits and other assets	21,401	148,772
Total Assets	$4,247,649	$8,254,024

Liabilities and Stockholders’ (Deficit)/Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,710,193	$966,341
Convertible notes payable	150,000	-
Other notes payable	20,000	-
Deferred revenue	1,391,860	1,302,967
Deferred rent, current	25,620	-
Payable to Former Parent, current	16,995	-
Other current liabilities	369,123	158,238
Total Current Liabilities	4,683,791	2,427,546
Convertible notes payable to Former Parent, net of debt discount of $0 and $2,699,726 at December 31, 2017 and December 31, 2016, respectively	-	1,004,736
Convertible notes payable	1,899,340	-
Convertible notes payable, related parties	300,000	-
Other notes payable	200,000	-
Other notes payable, related parties	335,000	-
Payable to Former Parent, non-current	-	74,145
Deferred tax liability	-	246,527
Deferred rent, non-current	31,313	183,638
Total Liabilities	7,449,444	3,936,592

Commitments and Contingencies

Stockholders’ (Deficit)/Equity:
Common stock, no par value, 100,000,000 shares authorized, 7,637,855 and 4,604,842 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	13,367,549	5,157,010
Additional paid-in capital	552,670	2,842,343
Accumulated deficit	(17,052,086)	(3,841,638)
Total Controlling Interest	(3,131,867)	4,157,715
Non-controlling interest	(69,928)	159,717
Total Stockholders’ (Deficit)/Equity	(3,201,795)	4,317,432
Total Liabilities and Stockholders’ Equity	$4,247,649	$8,254,024

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Revenues:
Company restaurant sales, net of discounts	$5,215,285	$2,735,222
Franchise royalties and fees	1,988,167	1,660,877
Other revenues	725,685	557,106
Total Revenues	7,929,137	4,953,205

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,946,643	1,028,098
Labor	2,634,730	1,306,614
Rent	927,610	728,064
Other restaurant operating expenses	1,283,286	586,248
Total restaurant operating expenses	6,792,269	3,649,024
Costs of other revenues	330,367	295,231
Depreciation and amortization	446,369	204,486
Impairment of intangible assets	410,225	-
Impairment of property and equipment	1,375,790	-
Impairment of goodwill	2,521,468	-
General and administrative expenses	7,983,673	4,770,613
Total Costs and Expenses	19,860,161	8,919,354
Loss from Operations	(11,931,024)	(3,966,149)

Other (Expense) Income:
Other income	88,874	6,563
Interest (expense) income, net	(15,336)	6,114
Amortization of debt discounts	(3,956,792)	(138,933)
Total Other Expense, Net	(3,883,254)	(126,256)

Net Loss Before Income Tax	(15,814,278)	(4,092,405)
Income tax benefit (provision)	246,527	(127,282)
Net Loss	(15,567,751)	(4,219,687)
Net loss attributable to the non-controlling interest	(2,357,303)	(1,110,106)
Net Loss Attributable to Controlling Interest	$(13,210,448)	$(3,109,581)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(2.19)	$(0.51)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,039,731	6,139,789

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2015	4,604,842	$5,157,010	$216,524	$(732,057)	$4,641,477	$1,269,823	$5,911,300
Beneficial conversion feature - 2016 ARH Note	-	-	2,381,107	-	2,381,107	-	2,381,107
Warrants issued in connection with convertible debt	-	-	241,028	-	241,028	-	241,028
Warrants issued in exchange for services	-	-	3,684	-	3,684	-	3,684
Net loss	-	-	-	(3,109,581)	(3,109,581)	(1,110,106)	(4,219,687)
Balance - December 31, 2016	4,604,842	5,157,010	2,842,343	(3,841,638)	4,157,715	159,717	4,317,432
Issuance of restricted stock	53,383	-	-	-	-	-	-
Shares issued for cash	56,250	420,000	-	-	420,000	-	420,000
Exercise of warrants for purchase of common stock	5,356	50,000	-	-	50,000	-	50,000
Restricted stock issued as compensation for services	52,307	170,000	-	-	170,000	-	170,000
Shares issued in connection with merger	1,550,964	1,466,541	(3,594,199)	-	(2,127,658)	2,127,658	-
Options issued to franchisees		-	47,583	-	47,583	-	47,583
Conversion of convertible notes payable to Former Parent into common stock	1,314,753	5,361,177	-	-	5,361,177	-	5,361,177
Beneficial conversion feature - First, Second and Third 2017 ARH Notes	-	-	1,085,985	-	1,085,985	-	1,085,985
Warrants issued in connection with convertible debt	-	-	170,958	-	170,958	-	170,958
Stock-based compensation:
Amortization of restricted stock	-	742,821	-	-	742,821	-	742,821
Net loss	-	-	-	(13,210,448)	(13,210,448)	(2,357,303)	(15,567,751)

Balance - December 31, 2017	7,637,855	$13,367,549	$552,670	$(17,052,086)	$(3,131,867)	$69,928	$(3,201,795)

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(15,567,751)	$(4,219,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,369	204,486
Stock-based compensation	742,821	3,684
Options issued to franchisees	47,583	-
Restricted stock issued as compensation for services	170,000	-
Amortization of debt discount	3,956,792	138,933
Impairment of intangible asset	410,225	-
Impairment of property and equipment	1,375,790	-
Impairment of Goodwill	2,521,468	-
Write off of security deposits	137,160	-
Bad debt expense	128,855	113,932
Deferred rent	(126,705)	-
Deferred income tax (benefit) provision	(246,527)	127,282
Expenses paid by former parent	490,071	74,970
Changes in operating assets and liabilities:
Accounts receivable	(8,008)	(50,211)
Inventory	(28,648)	(49,921)
Prepaid expenses and other current assets	27,029	(89,281)
Security deposits and other assets	(9,789)	(42,446)
Accounts payable and accrued expenses	1,556,488	850,937
Deferred revenue	88,893	656,466
Other current liabilities	210,885	170,154
Total Adjustments	11,890,752	2,108,985
Net Cash Used in Operating Activities	(3,676,999)	(2,110,702)

Cash Flows from Investing Activities
Purchases of property and equipment	(968,831)	(957,387)
Cash paid in connection with acquisition of Winston Salem	-	(124,117)
Issuance of loans receivable	(58,753)	(192,500)
Issuance of loans receivable - related parties	(5,533)	-
Collections from loans receivable	167,452	158,329
Collections from loans receivable - related parties	22,496	20,000
Net Cash Used in Investing Activities	(843,169)	(1,095,675)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	50,000	-
Proceeds from issuance of restricted stock	420,000	-
(Repayments) Advances from Former Parent	(250,013)	329,081
Repayments of notes payable	-	(8,100)
Proceeds from convertible notes payable	2,049,340	-
Proceeds from convertible notes payable - related parties	300,000	-
Proceeds from other notes payable	220,000	-
Proceeds from other notes payable - related parties	335,000	-
Proceeds from convertible notes payable to Former Parent	1,138,800	2,621,842
Net Cash Provided by Financing Activities	4,263,127	2,942,823

Net Decrease in Cash	(257,041)	(263,554)
Cash - Beginning of Period	335,724	599,278
Cash - End of Period	$78,683	$335,724

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Years Ended
	December 31,
	2017	2016

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,116	$119

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$1,085,985	$2,381,107
Warrants issued in connection with convertible debt	$170,958	$241,028
Payment on note payable by parent in exchange for reduction in receivable from Former Parent	$-	$300,000
Payable to Former Parent exchanged for convertible notes	$517,915	$-
Conversion of convertible notes payable to Former Parent into common stock	$5,361,177	$-
Loan receivable advanced by Former Parent	$162,500
Accounts payable associated with purchases of property and equipment	$187,241	$-

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, Continued

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of December 31, 2017, the Company’s restaurant system included thirteen company-owned restaurants, and forty franchised restaurants. One company-owned restaurant was subsequently open for operation and eight company-owned restaurants were closed as of the date of the issuance of these consolidated financial statements. In addition, the Company currently has thirty-three United States based and one Kuwait based franchise locations open as of the date of the issuance of these consolidated financial statements. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of December 31, 2017, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $78,683, $4,306,947, and $17,052,086, respectively. For the year ended December 31, 2017, the Company incurred a pre-tax net loss of $15,814,278. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these consolidated financial statements.

The Company’s operations have primarily been funded through proceeds from the issuance of equity and debt. Subsequent to December 31, 2017, the Company received an aggregate of $1,813,165 associated with the issuances of convertible promissory notes payable and warrants and other notes to various lenders, of which $1,072,000 was converted into common stock. From September 12, 2018 through the date of this report, the Company entered into Securities Purchase Agreements (“SPA”) with several accredited investors (the “Investors”) providing for the sale by the Company to the Investors of 15% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate amount of $1,835,000, in addition $635,000 in existing convertible debt was converted into SPA Notes. (See Note 17 – Subsequent Events -15% Senior Secured Convertible Notes).

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, Continued

Going Concern and Management’s Plans, continued

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

All share and per share information has been retroactively adjusted to reflect the Reverse Split and Second Reverse Split for all periods presented.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2017 or 2016.

Inventory

Inventories, which are stated at the lower of cost or net realizable value, consist primarily of perishable food items and supplies. Cost is determined using the first-in, first out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

Furniture and equipment	5 - 7 years
Leasehold improvements	1.7 – 10.4 years

Intangible Assets

The Company accounts for recorded intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company’s goodwill and trademarks are deemed to have indefinite lives, and accordingly are not amortized, but are evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. The Accounting Standards Codification (“ASC”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Intangible Assets, continued

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2016, the Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units is less than their carrying amounts. Based on the Company’s qualitative assessments, it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified in 2016. See Note 8 – Goodwill and Other Intangible Assets, Net for details associated with impairment of goodwill and certain intangible assets in 2017 based on the Company’s quantitative assessments.

Other intangible assets include franchise agreements and a non-compete agreement which are amortized on a straight-line basis over their estimated useful lives of 13 years and 5 years, respectively.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. See Note 8 – Goodwill and Other Intangible Assets, Net, and Note 7 – Property and Equipment, Net for details associated with impairment of goodwill and certain intangible assets and property and equipment.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Instruments, continued

If the instrument is determined not to be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the market price of the Company’s common stock as of the commitment date to the effective conversion price of the instrument.

As of December 31, 2017, and December 31, 2016, the Company did not have any derivative liabilities on its balance sheets.

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

Franchise Royalties and Fees

Franchise royalties and fees principally consists of royalties and franchise fees. Royalties are based on a percentage of franchisee net sales revenue. Initial franchise fees are recognized upon either termination of franchise agreement prior to opening or upon opening of a restaurant or granting of a new franchise term, which is when the Company has performed substantially all material obligations and initial services required by the franchise agreement. The Company recognizes renewal fees as income when a renewal agreement becomes effective.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $337,786 and $333,248 during the years ended December 31, 2017 and 2016, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Other Revenues

Through its subsidiary CTI, the Company derives revenue from the sale of POS computer systems, cash registers, digital menu boards and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $725,685 and $557,106 of revenues from these technology sales and services during the years ended December 31, 2017 and 2016, respectively.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, for which the restaurant has not yet opened, as well as unearned vendor rebates and customer deposits received in connection with technology sales and services by CTI (see Note 12 – Deferred Revenue).

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $609,000 and $173,000 for the years ended December 31, 2017 and 2016, respectively, and are included in general and administrative expenses in the consolidated statements of operations. Advertising costs incurred related to our national advertising fund are netted with contributions from our Company-owned stores and our franchisees.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Share, continued

The following securities are excluded from the calculation of weighted average diluted common shares at December 31, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive:

	December 31,
	2017	2016
Warrants	521,045	318,116
Options	33,750	-
Convertible debt	1,445,748	1,005,366
MMB membership units	-	1,550,964
Total potentially dilutive shares	2,000,543	2,874,446

Concentration of Credit Risk

The Company is subject to credit risk through its loans receivable consisting primarily of amounts due from franchisees. The financial condition of these franchisees is largely dependent upon the underlying business trends of our brand and market conditions within the quick service restaurant industry. At December 31, 2017, one franchisee accounted for 78% of loans receivable and at December 31, 2016, two franchisees accounted for 37% and 19%, respectively, of loans receivable. At December 31, 2017 and 2016, a loan to a consultant, who is also a stockholder of CTI, accounted for 4% and 53%, respectively, of loans receivable.

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 82% and 84% of the Company’s purchases for the year ended December 31, 2017 and 2016, respectively.

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

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company’s financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company’s financial condition, results of operations or cash flows. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on the previously reported results of operations or loss per share.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally recorded on the grant date and re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount of the award is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements and disclosures.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 for private companies and emerging growth public companies until annual and interim periods beginning on or after December 15, 2018. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The ASU requires adoption on a retrospective basis unless it is impracticable to apply, in which case we will be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-20 amends certain aspects of ASU No. 2014-09 and clarifies, rather than changes, the core revenue recognition principles in ASU No. 2014-09. It is effective for annual reporting periods beginning after December 15, 2018. We are currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on the consolidated financial statements.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for emerging growth companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for emerging growth companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 17 – Subsequent Events.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – ACQUISITIONS

On September 30, 2016, MMB acquired a business in Winston-Salem, North Carolina (the “Winston Acquisition”). The purchase price of the store was $124,117, of which $120,000 relates to leasehold improvements and equipment purchases and the remaining $4,117 relates to security deposits. The Winston-Salem store commenced operations on January 11, 2017.

NOTE 5 - LOANS RECEIVABLE

At December 31, 2017 and 2016, the Company’s loans receivable consists of the following:

	December 31, 2017	December 31, 2016
Loans receivable, net	$170,668	$83,663
Less: current portion	(20,146)	(30,434)
Loans receivable, non-current	$150,522	$53,229

Loans receivable includes loans to franchisees totaling, in the aggregate, $170,668 and $83,663, net of reserves for uncollectible loans of $55,000 and $25,000 at December 31, 2017 and 2016, respectively. The loans have original terms ranging from 6 months to 5 years, earn interest at rates ranging from 0% to 5%, and are being repaid on a weekly or monthly basis.

NOTE 6 – LOANS RECEIVABLE FROM RELATED PARTIES

At December 31, 2017 and 2016, the Company’s loans receivable from related parties consist of the following:

	December 31, 2017	December 31, 2016
Loans receivable from related parties, net	$9,704	$71,667
Less: current portion	(9,704)	(20,000)
Loans receivable from related parties, non-current	$-	$51,667

Included in loans receivable from related parties at December 31, 2017 and 2016, is $9,704 and $71,667, net of reserve for uncollectible related party loans of $45,000 and $0 at December 31, 2017 and 2016, respectively, related to an advance to the Chief Operating Officer (“COO”) and stockholder of CTI, in connection with a consulting agreement. Included in loans receivables from related parties at December 31, 2017 and 2016, is $3,037 and $2,250, respectively, related to advance to employees.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – PROPERTY AND EQUIPMENT, NET

At December 31, 2017 and 2016, property and equipment consists of the following:

	December 31, 2017	December 31, 2016

Furniture and equipment	$189,401	$517,603
Leasehold improvements	472,218	665,350
	661,619	1,182,953
Less: accumulated depreciation and amortization	(144,617)	(110,408)
Property and equipment, net	$517,002	$1,072,545

Depreciation expense amounted to $335,825 and $93,641 for the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company performed an impairment analysis on various assets and concluded that they were fully impaired. The Company recorded impairment charges for those assets in the amount of $1,375,790.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements and a non-compete agreement, which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Non-Compete Agreement	Total
Intangible assets, net at December 31, 2015	$2,524,000	$1,262,039	$27,455	$3,813,494
Amortization expense	-	(104,835)	(6,010)	(110,845)
Intangible assets, net at December 31, 2016	2,524,000	1,157,204	21,445	3,702,649
Amortization expense	-	(104,550)	(5,994)	(110,544)
Impairment of intangible assets	-	(410,225)	-	(410,225)
Intangible assets, net at December 31, 2017	$2,524,000	$642,429	$15,451	$3,181,880

Weighted average remaining amortization period at December 31, 2017 (in years)		10.1	2.6

Amortization expense related to intangible assets was $110,544 and $110,845 for the years ended December 31, 2017 and 2016, respectively.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET, continued

The Company sustained operating and cash flow losses from inception which formed a basis for performing an impairment test of its Intangible Assets. The Company performed a recoverability test on the franchise agreements that failed the test based on its projected future undiscounted cash flows generated through the asset’s use and eventual disposal. We measured and recorded an impairment charge based on a measurement of fair value of those assets using an income approach. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and royalty payments. These forecasts were based on actual revenues and take into account recent developments as well as the Company’s plans and intentions. Based upon the results of the undiscounted cash flow analysis, the Company recorded an impairment charge on the franchise agreements of $410,225 during the year ended December 31, 2017.

The estimated future amortization expense is as follows:

For the Year Ended December 31,	Franchise Agreements	Non-Compete Agreement	Total
2018	$63,806	$5,993	$69,799
2019	63,806	5,993	69,799
2020	63,981	3,465	67,446
2021	63,806	-	63,806
2022	63,806	-	63,806
Thereafter	323,224	-	323,224
	$642,429	$15,451	$657,880

During the fourth quarter of 2017, the Company performed the annual assessment and determined that goodwill was impaired, and recorded impairment of goodwill of $2,521,468. The impairment charges resulted from decrease in the Company’s estimated undiscounted cash flows from the expected future operations of the assets. These estimates considered factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors.

NOTE 9 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	December 31,
	2017	2016
Accounts payable	$1,425,281	$360,250
Accrued payroll	150,709	28,554
Accrued vacation	93,477	58,477
Accrued professional fees	318,379	205,935
Accrued board members fees	31,500	-
Accrued rent expense	284,999	33,455
Sales taxes payable (1)	355,692	111,760
Accrued interest	24,275	-
Other accrued expenses	25,881	167,910
	$2,710,193	$966,341

(1)	See Note 15 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 – CONVERTIBLE NOTES PAYABLE TO FORMER PARENT

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 – CONVERTIBLE NOTES PAYABLE TO FORMER PARENT, continued

On September 19, 2017, the Former Parent elected to convert aggregate principal of $675,766 under the Second 2017 ARH Note and the Third 2017 Note into an aggregate 117,731 shares of the Company’s common stock.

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrant at the date of grant of is also recorded as a debt discount. For the year ended December 31, 2016 the Company recorded aggregate debt discounts of $241,028 and $2,381,107, related to the warrants and the beneficial conversion feature, respectively, on the ARH notes and for the year ended December 31, 2017 the Company recorded aggregate debt discounts of $170,958 and $1,085,985, related to the warrants and the beneficial conversion feature, respectively, on the ARH Notes, which were amortized over the expected terms of the respective notes. The grant date fair value of the warrants issued was valued on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2017	2016
Risk free interest rate	1.07% - 1.57%	1.61%
Contractual term (years)	3.00	3.00
Expected volatility	43.5%	37%
Expected dividend	0.00%	0.00%
Stock price	$7.06 - $7.47	$6.78

NOTE 11 - OTHER NOTES PAYABLE

Convertible Notes

During the year ended December 31, 2017, the Company received an aggregate of $1,550,000 associated with the issuances of convertible promissory notes payable and warrants to various parties, of which convertible promissory notes in the aggregate amount of $300,000 were issued to related parties. These notes are convertible into shares of the Company’s common stock upon the occurrence of the initial public offering at a 50% discount to the initial public offering price (the “Conversion Price”). If the convertible notes are not converted within six months, they are to be repaid with 10% interest. The maturity dates of all of the notes were extended subsequent to the year ended December 31, 2017. See Note 17 – Subsequent Events- Convertible Notes Payable for details related to subsequent issuances and extensions. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 84,736 shares of the Company’s common stock exercisable at the Conversion Price (see Note 17 - Equity – Warrants).

During the year ended December 31, 2017, the Company received an aggregate of $799,340 associated with the issuances of convertible promissory notes payable to various parties. The notes are automatically converted into common stock at the Conversion Price upon the earlier of the closing of the offering or the maturity dates of the notes. See Note 17 – Subsequent Events- Convertible Notes Payable for details related to subsequent issuances or extensions and details related to automatic conversions of convertible notes.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 - OTHER NOTES PAYABLE, continued

Other Notes Payable

During the year ended December 31, 2017, the Company received an aggregate of $555,000 associated with the issuances of promissory notes, as amended and extended (See Note 17 – Subsequent Events – Other Notes Payable), payable to various parties, of which $335,000 were issued to a related party with a stated interest rate of 10% per the original 60-day-term.

NOTE 12 – DEFERRED REVENUE

At December 31, 2017 and 2016, deferred revenue consists of the following:

	December 31, 2017	December 31, 2016
Customer deposits	$18,179	$46,441
Franchise fees	1,223,608	1,256,526
Unearned vendor rebates	150,073	-
	$1,391,860	$1,302,967

During the year ended December 31, 2017, the Company entered into a new agreement with a vendor whereby the vendor advanced the Company approximately $200,000 against future rebates that the Company will earn from the vendor.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2017	2016
Gift card liability	$107,568	$91,318
Marketing and co-op advertising fund liability	261,555	66,920
	$369,123	$158,238

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2017 and 2016 are presented below:

	For the Years Ended
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$2,058,299	$1,544,234
Receivable allowance	27,000	18,000
Stock-based compensation	200,471	-
Accruals	20,250	-
Intangible assets	603,746	-
Deferred revenues	264,330	174,600
Gross deferred tax asset	3,174,096	1,736,834

Deferred tax liabilities:
Beneficial conversion feature	-	(952,336)
Intangible assets	-	(246,527)
Gross deferred tax liabilities	-	(1,198,863)

Net deferred tax assets	3,174,096	537,971

Valuation allowance	(3,174,096)	(784,498)

Net deferred tax liability	$-	$(246,527)

The income tax provision for the periods shown consist of the following:

	For the Years Ended
	December 31,
	2017	2016
Federal:
Current	$-	$-
Deferred	2,050,319	206,566
State and local:
Current	-	-
Deferred	585,806	36,452
	2,636,125	243,018
Change in valuation allowance	(2,389,598)	(370,300)
Income tax benefit (provision)	$246,527	$(127,282)

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – INCOME TAXES, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	For the Years Ended
	December 31,
	2017	2016

Federal income tax benefit at statutory rate	21.0%	34.0%
State income tax benefit, net of federal impact	6.0%	6.0%
Permanent differences	(0.8%)	(0.3%)
Income passed through to non-controlling interests	(4.1%)	(10.5%)
Change in effective rate	(9.8%)	-
Other	(0.9%)	-
Change in valuation allowance	(13.1%)	(32.3%)

Effective income tax rate	(1.7%)	(3.1%)

At December 31, 2017, the Company had approximately $7.6 million each of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carry-forwards, if not utilized, will expire from 2030 to 2037 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry-forwards could be subject to annual limitations if there have been greater than 50% ownership changes. The Company completed a Section 382 analysis and determined that none of it’s operating losses would be limited.

The Company has filed income tax returns in the U.S. federal jurisdiction and the states of California, New Jersey, Texas and New York. The Company’s tax return filed for 2017, 2016 and 2015 remains subject to examination.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $1,529,547 decrease in net deferred tax assets for the year ended December 31, 2017 and a corresponding $1,529,547 decrease in valuation allowance as of December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting for the income tax effects of certain elements of the 2017 Tax Act. In accordance with SAB 118, we have recognized the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities and included these amounts in our financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Tax Act.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

During the year ended December 31, 2016, the Company became obligated for payments pursuant to six lease agreements for restaurant spaces with lease terms ranging from 3 years to 10 years, exclusive of options to renew. Rent expenses pursuant to these lease agreements range from $2,897 to $13,176 per month.

During the year ended December 31, 2017, the Company became obligated for payments pursuant to four lease agreements for restaurant spaces with lease terms ranging from 5 years to 10 years, exclusive of options to renew. One of the lease agreements has a monthly rent expense based on a percentage fee of eight percent of gross sales for each year of the agreement. Rent expenses pursuant to the remaining three lease agreements range from $5,916 to $7,532 per month.

The leases are subject to certain annual escalations as defined in the agreements. The Company recognizes rent on a straight-line basis. The cumulative difference between the rent payments and the rent expense since the inception of the leases was $56,933 at December 31, 2017.

The Company has recorded security deposits, totaling, in the aggregate, approximately $21,000 and $149,000 as of December 31, 2017 and 2016, respectively.

Future aggregate minimum lease payments for these leases and others as of December 31, 2017 are:

Future Minimum Lease Payments

2018	$234,248
2019	217,043
2020	154,810
2021	86,947
2022	80,926
Thereafter	303,295
$1,077,269

Total rent expense was $980,238 and $806,724 for the years ended December 31, 2017 and 2016, respectively.

Subsequent to December 31, 2017, the Company became obligated for payments pursuant to two new lease agreements for restaurant spaces with lease terms of 10 years, exclusive of options to renew. These lease agreements have a monthly rent expense based on a percentage fee of eight percent of gross sales for each year of the agreement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES, continued

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

The Company entered into an at-will employment agreement with each of (i) Robert Morgan, as former Chief Executive Officer (the “CEO Agreement”), (ii) Grady Metoyer, as former Chief Financial Officer (the “CFO Agreement”) and (iii) Rodney Silva, as Chief Culture Officer (the “CCO Agreement). The employment agreements are effective as of the date the Company receives at least $5,000,000 in gross proceeds from an SEC qualified offering under the Offering Statement under Regulation A+ under the Securities Act of 1933, as amended. The term of these employment agreements are two years and are automatically extended for successive one-year periods unless either party delivers a 60-day notice of termination. These employment agreements did not become effective since the company terminated its Regulation A+ offering on March 29, 2018, yielding proceeds of approximately $143,497. See Note 17 – Subsequent Events - Termination of Offering.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued for approximate $356,000 liability, which includes interest, as of December 31, 2017 related to this matter.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments

In 2017, Limestone Associates LLC (“Limestone”) filed a complaint against ARH in the Civil Court of the City of New York, County of New York, #78549/2017 for commercial non-payment of rent for the amount of $25,748 plus costs and disbursements of this proceeding. In May 2018, Limestone filed a complaint against ARH and Mr. Morgan in the Supreme Court of the State of New York, County of New York, index # 154469 seeking $1,357,243 in damages for rent, interest and other expenses.

On or about December 1, 2017, a landlord commenced legal proceedings in the Supreme Court of New Jersey, Special Civil Part, Union County docket number LT-010222-17 due to the Company’s default under the lease. This was resolved by the Company on January 23, 2018. The Company again defaulted under the terms of the lease and the landlord evicted the Company from the premises.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business, and as of December 31, 2017, none are expected to materially impact the Company’s financial position.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

NOTE 16 – EQUITY

Authorized Capital

As of December 31, 2017, the Company was authorized to issue 100,000,000 shares of no par value common stock. The holders of the Company’s common stock are entitled to one vote per share.

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

During the year ended December 31, 2017, the Company issued 1,314,753 shares of its common stock upon conversion of various ARH Notes in the aggregate principal amount of $5,361,177 (See Note 10 – Convertible Notes Payable to Former Parent).

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Stock Option and Stock Issuance Plan

The Company’s board of directors and shareholders adopted and approved on July 27, 2017 and September 21, 2017, respectively, the Stock Option and Stock Issuance Plan (“2017 Plan”), effective September 21, 2017, under which stock options and restricted stock may be granted to officers, directors, employees and consultants. Under the 2017 Plan, the company reserved 1,071,428 shares of common stock, no par value per share, for issuance. As of the date of the issuance of these consolidated financial statements 1,039,292 shares of common stock were outstanding under the 2017 Plan.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Restricted Common Stock Issuances, continued

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

At December 31, 2017, the unamortized value of the restricted common stock was $662,940. The unamortized amount will be expensed over a weighted average period of 3.01 years. A summary of the activity related to the restricted common stock for the year ended December 31, 2017 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2017	-	$-
Granted	204,152	7.78
Forfeited	(1,285)	9.33
Vested	(105,690)	6.32
Outstanding at December 31, 2017	97,177	$6.82

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $912,485 and $3,684 for the years ended December 31, 2017 and 2016, respectively, of which $729,073 and $3,684, respectively, was recorded in general and administrative expenses, $13,748 and $0, respectively, was recorded in labor expense with restaurant operating expenses and $170,000 and $0, respectively, was recorded in consulting expenses.

Stock-based compensation related to options issued to franchisees amounted to $47,583 year ended December 31, 2017 of which was offset against franchisee royalties and fees in the statement of operations.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Warrants, continued

A summary of warrants activity during the years ended December 31, 2017 and 2016 is presented below (See Note 10 —Convertible Notes Payable to Former Parent and Note 11 —Other Notes Payable for warrants issued during the year ended December 31, 2017):

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2015	-	$-	-
Issued	318,116	8.84
Exercised	-	-
Outstanding, December 31, 2016	318,116	$8.84	2.2
Issued	208,285	9.33
Exercised	(5,356)	9.33
Outstanding, December 31, 2017	521,045	9.03	1.9

Exercisable, December 31, 2017	521,045	$9.03	1.9

The grant date fair value of warrants granted during the years ended December 31, 2017 and 2016 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2017	2016
Risk free interest rate	1.07% - 1.59%	1.61%
Expected term (years)	3.00	3.00
Expected volatility	43.50%	40.00%
Expected dividends	0.00%	0.00%

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to December 31, 2017 and through the date of the issuance of these consolidated financial statements, the Company opened one additional company-owned restaurant.

Subsequent to December 31, 2017 and through the date of the issuance of these consolidated financial statement, various franchisees opened five franchised restaurants and closed eleven franchised restaurants.

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

During May 8, 2018 to July 11, 2018, the Company received an aggregate of $972,000 associated with the issuances of convertible promissory notes payable, of which $550,000 were issued to a related party. The note bears no stated interest or maturity date. The notes are convertible into shares of the Company’s stock upon the earlier of (a) six months from the issue date or (b) the first day the company’s stock is publicly traded or (c) converted at the option of the holder. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 486,000 shares of MMI’s common stock at an exercise price of $3.25 per share.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS, continued

Convertible Notes, continued

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

Subsequent to December 31, 2017, other convertible promissory notes with an aggregate principal amount of $1,871,340 were automatically converted into 1,525,425 shares of the Company’s common stock pursuant to the terms of the notes.

Other Notes Payable

On January 4, 2018 the Company issued a $25,000 promissory note to a related party. The note has a stated interest of 10% over the original term of sixty days. The note as amended and extended on January 29, 2018 becomes due and payable upon the earlier of (a) six month following the date of extension or (b) the approval of the Form 1-A Registration Statement.

On January 24, 2018, the Company entered into a promissory note with an unrelated third party in the principal amount of $511,765 with a maturity date of March 30, 2018. The note is issued with a 15% original issue discount of which the Company received cash proceeds of $435,000. In connection with the promissory note, the Company issued three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The warrant contains a cashless exercise provision and piggyback registration rights as to the common stock underlying the warrants subsequent to the filing and effectiveness of the Form 8-A with the SEC following the closing of the initial public offering. In the event of default, the principal amount of the note is to be increased by 30% of the original principal amount and another three-year warrant for the purchase of an additional 78,333 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price, which together with the original warrant would constitute 100% warrant coverage. The Company has since defaulted on the note and note was subsequently converted into SPA Notes (see Note 17 Subsequent Events - 15% Senior Secured Convertible Notes).

On February 7, 2018, the Company and a note holder entered into an amendment to a promissory note issued by the Company on May 31, 2017, whereby the parties agreed to (i) extend the term of the note to March 15, 2018 and (ii) the Company agreed to payments on the following dates: (a) $70,000 upon entering into the amendment and (b) $100,000 on March 15, 2018. See Note 17 – Subsequent Events - Litigations, Claims and Assessments for further action taken by the note holder.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS, continued

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

The Company granted the Investors piggy back registration rights with respect to the shares of common stock underlying the Notes and the Warrants

Sale of CTI

On May 24, 2018, the Company entered into a stock purchase agreement between John Guild, JohnG Solutions LLC and CTI in which the Company agreed to sell their 70% ownership in CTI for a total purchase price of $1.00.

Employment Agreements

On January 17, 2018, Grady Metoyer resigned as the Company’s Chief Financial Officer, effective immediately.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS, continued

Employment Agreements, continued

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS, continued

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS, continued

Litigations, Claims and Assessments, continued

On May 25, 2018, the Civil Court of the City of New York, County of New York, entered into a settlement agreement between the Company and a landlord, in the amount of $55,891 for past due rent. The Company agreed to make the following payments (i) $15,000 on or before May 31, 2018, and (ii) $40,891 on or before September 4,2018. These amounts have been paid in full.

On September 25, 2018, the Supreme Court of the State of New York, County of Rockland, entered into a judgement in favor of a creditor, in the amount of $69,367. The Company worked with legal counsel and on October 22, 2018, the Company entered into a settlement agreement with the creditor in the amount of $36,000 that was payable on or before November 16, 2018.

On December 12, 2018, the Company was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. The landlord is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the company entered into a settlement agreement and payment plan in the amount of $85,000.

