Form 10-Q
period 2018-03-31
Muscle Maker, Inc.
filed 2019-06-04
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Registrant’s telephone number, including area code: (832) 632-1386

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

As of June 3, 2019, there were 8,336,984 shares of common stock outstanding.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unauadited)
Assets
Current Assets:
Cash	$62,567	$78,683
Accounts receivable, net of allowance for doubtful accounts of $4,500 as of March 31, 2018 and December 31, 2017	215,987	152,256
Inventory	67,073	92,768
Current portion of loans receivable, net of allowance of $55,000 at March 31, 2018 and December 31, 2017, respectively	17,327	20,146
Current portion of loans receivable from related party, net of allowance of $45,000 at March 31, 2018 and December 31, 2017	4,704	9,704
Prepaid expenses and other current assets	8,855	23,287
Total Current Assets	376,513	376,844
Property and equipment, net	529,116	517,002
Intangible assets, net	3,164,669	3,181,880
Loans receivable - non current	135,555	150,522
Security deposits and other assets	22,067	21,401
Total Assets	$4,227,920	$4,247,649

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,321,334	$2,710,193
Convertible notes payable	100,000	150,000
Other notes payable	-	20,000
Deferred revenue	1,513,784	1,391,860
Deferred rent, current	25,432	25,620
Payable to Former Parent, current	68,162	16,995
Other current liabilities	457,442	369,123
Total Current Liabilities	5,486,154	4,683,791
Convertible notes payable, net of debt discount of $1,150,000 and $0 at March 31, 2018 and December 31, 2017, respectively	-	1,899,340
Convertible notes payable, related parties, net of debt discount of $400,000 and $0 at March 31, 2018 and December 31, 2017, respectively	-	300,000
Other notes payable	890,294	200,000
Other notes payable, related parties	335,000	335,000
Deferred rent, non-current	30,848	31,313
Total Liabilities	6,742,296	7,449,444

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, no par value, 100,000,000 shares authorized, 8,235,433 and 7,637,855 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	14,391,556	13,367,549
Additional paid-in capital	3,407,065	552,670
Accumulated deficit	(20,235,812)	(17,052,086)
Total Controlling Interest	(2,437,191)	(3,131,867)
Non-controlling interest	(77,185)	(69,928)
Total Stockholders’ Deficit	(2,514,376)	(3,201,795)
Total Liabilities and Stockholders’ Deficit	$4,227,920	$4,247,649

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues:
Company restaurant sales, net of discounts	$1,584,257	$1,230,628
Franchise royalties and fees	302,974	568,607
Other revenues	151,072	166,265
Total Revenues	2,038,303	1,965,500

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	577,488	428,220
Labor	763,510	556,485
Rent	318,722	282,666
Other restaurant operating expenses	419,317	251,919
Total restaurant operating expenses	2,079,037	1,519,290
Costs of other revenues	67,742	53,863
Depreciation and amortization	48,931	80,477
General and administrative expenses	1,392,246	1,826,646
Total Costs and Expenses	3,587,956	3,480,276
Loss from Operations	(1,549,653)	(1,514,776)

Other (Expense) Income:
Other income	596	-
Interest (expense) income, net	(642,586)	283
Amortization of debt discounts	(999,340)	(3,643,629)
Total Other Expense, Net	(1,641,330)	(3,643,346)

Net Loss Before Income Tax	(3,190,983)	(5,158,122)
Income tax benefit (provision)	-	(31,821)
Net (Loss)	(3,190,983)	(5,189,943)
Net loss attributable to the non-controlling interest	(7,257)	(1,346,833)
Net Loss Attributable to Controlling Interest	$(3,183,726)	$(3,843,110)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(0.41)	$(0.83)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,673,824	4,658,113

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2016	4,604,842	$5,157,010	$2,842,343	$(3,841,638)	$4,157,715	$159,717	$4,317,432
Conversion of convertible notes payable to Former Parent into common stock	1,197,022	4,685,411	-	-	4,685,411	-	4,685,411
Beneficial conversion feature - First and Second 2017 ARH Notes	-	-	1,060,967	-	1,060,967	-	1,060,967
Warrants issued in connection with convertible debt	-	-	145,940	-	145,940	-	145,940
Net loss	-	-	-	(3,843,110)	(3,843,110)	(1,346,833)	(5,189,943)

Balance - March 31, 2017	5,801,864	$9,842,421	$4,049,250	$(7,684,748)	$6,206,923	$(1,187,116)	$5,019,807

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2017	7,637,855	$13,367,549	$552,670	$(17,052,086)	$(3,131,867)	$(69,928)	$(3,201,795)
Beneficial conversion feature - Convertible Notes	-	-	2,537,008	-	2,537,008	-	2,537,008
Warrants issued in connection with convertible debt	-	-	12,332	-	12,332	-	12,332
Warrants issued and recorded as debt discount in connection with notes payable	-	-	305,055	-	305,055	-	305,055
Initial public offering on March 29, 2018, net of underwriter’s discount and offering cost of $58,798	44,153	85,576	-	-	85,576	-	85,576
Conversion of convertible notes payable into common stock	553,425	899,340	-	-	899,340	-	899,340
Stock-based compensation: Amortization of restricted common stock	-	39,091	-	-	39,091	-	39,091
Net loss	-	-	-	(3,183,726)	(3,183,726)	(7,257)	(3,190,983)

Balance - March 31, 2018	8,235,433	$14,391,556	$3,407,065	$(20,235,812)	$(2,437,191)	$(77,185)	$(2,514,376)

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(3,190,983)	$(5,189,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,931	80,477
Accretion of interest expense	230,294	-
Interest expense related to issuances of warrants	305,055	-
Stock-based compensation	39,091	-
Amortization of debt discount	999,340	3,643,629
Bad debt expense	2,802	17,952
Deferred rent	(653)	87,240
Deferred income tax (benefit) provision	-	31,821
Expenses paid by former parent	176,577	427,165
Changes in operating assets and liabilities:
Accounts receivable	(66,533)	(95,990)
Inventory	25,695	(37,127)
Prepaid expenses and other current assets	14,432	(20,656)
Security deposits and other assets	(666)	(6,465)
Accounts payable and accrued expenses	611,141	423,949
Deferred revenue	121,924	(120,856)
Other current liabilities	88,319	55,208
Total Adjustments	2,595,749	4,486,347
Net Cash Used in Operating Activities	(595,234)	(703,596)

Cash Flows from Investing Activities
Purchases of property and equipment	(43,834)	(201,247)
Issuance of loans receivable - related parties	-	(3,880)
Collections from loans receivable	17,786	3,319
Collections from loans receivable - related parties	5,000	5,000
Net Cash Used in Investing Activities	(21,048)	(196,808)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriter’s discount and offering costs	85,576	-
Repayments to Former Parent, net	(125,410)	(417,650)
Repayments of convertible notes payable	(50,000)	-
Repayments of other notes payable	(20,000)
Proceeds from convertible notes payable	150,000	500,000
Proceeds from convertible notes payable - related parties	100,000	-
Proceeds from other notes payable	460,000	-
Proceeds from convertible notes payable to Former Parent	-	1,018,800
Net Cash Provided by Financing Activities	600,166	1,101,150

Net (Decrease)/Increase in Cash	(16,116)	200,746
Cash - Beginning of Period	78,683	335,724
Cash - End of Period	$62,567	$536,470

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,987	$340

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$2,537,008	$1,060,967
Warrants issued in connection with convertible debt	$12,332	$145,940
Warrants issued and recorded as debt discount in connection with notes payable	$305,055	$-
Conversion of notes payable into common stock	$899,340	$4,685,411
Loan receivable advanced by Former Parent	$-	$162,500

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

On March 14, 2019, MMI formed Muscle Maker USA, Inc. (“Muscle USA.”) in the state of Texas. Muscle USA issued 1,000 membership units to its sole member and manager, MMI.

MMI and its subsidiaries is the “Company”.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, Continued

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of March 31, 2018, the Company’s restaurant system included eight company-owned restaurants, and thirty-six restaurants. Two company-owned restaurants was subsequently open for operation, five company-owned restaurants were closed, and three additional company-owned restaurants were closed as of the date of the issuance of these condensed consolidated financial statements. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of March 31, 2018, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $62,567, $5,109,641, and $20,235,812, respectively. For the three months ended March 31, 2018, the Company incurred a pre-tax net loss of $3,190,983. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these consolidated financial statements.

The Company’s operations have primarily been funded through proceeds from the issuance of equity and debt. Subsequent to March 31, 2018, the Company received an aggregate of $5,545,000 associated with the issuances of convertible promissory notes payable and warrants to various lenders, of which $951,000 was converted into common stock. (See Note 14 – Subsequent Events -15% Senior Secured Convertible Notes). In addition, during April 2019 through the date of the issuance of these condensed consolidated financial statements, Muscle USA. entered into securities purchase agreements (“April 2019 SPA”) with several accredited investors (the “April 2019 Investors”) providing for the sale by the Company to the investors of 12% secured convertible notes (“April 2019 Notes”) in the aggregate amount of $3,000,000 (the “April 2019 Offering”). (See Note 14 – Subsequent Events – 12% Secured Convertible Notes).

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – REVERSE STOCK SPLITS

Effective January 31, 2018, pursuant to authority granted by the stockholders of the Company, the Company implemented a 3-for-4 reverse split of the Company’s issued common stock (the “Second Reverse Split”). All share and per share information has been retroactively adjusted to reflect the Second Reverse Split for all periods presented.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2018, and for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, included in this filing. The balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

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

As of March 31, 2018 and December 31, 2017, the Company did not have any derivative liabilities on its balance sheets.

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

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $16,396 and $31,305, respectively, during the three months ended March 31, 2018 and 2017, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI, the Company derives revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $151,072 and $166,265, respectively, of revenues from these technology sales and services during the three months ended March 31, 2018 and 2017.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $10,667 and $183,288, respectively, for the three months ended March 31, 2018 and 2017, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising costs incurred related to our national advertising fund are netted with contributions from our Company-owned stores and our franchisees.

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

The following securities are excluded from the calculation of weighted average diluted common shares at March 31, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive:

	March 31,
	2018	2017
Warrants	678,511	458,013
Options	33,750	-
Convertible debt	1,046,154	441,837
MMB membership units	-	1,550,964
Total potentially dilutive shares	1,758,415	2,450,814

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 75% and 83% of the Company’s purchases for the three months ended March 31, 2018 and 2017, respectively.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 14 – Subsequent Events.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The ASU requires adoption on a retrospective basis unless it is impracticable to apply, in which case we will be required to apply the amendments prospectively as of the earliest date practicable. The adoption of this standard did not have a material impact on the Company’s financial statement disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statement disclosures.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

At March 31, 2018 and December 31, 2017, the Company’s loans receivable consists of the following:

	March 31, 2018	December 31, 2017
Loans receivable, net	$152,882	$170,668
Less: current portion	(17,327)	(20,146)
Loans receivable, non-current	$135,555	$150,522

Loans receivable includes loans to franchisees totaling, in the aggregate, $135,555 and $150,522, net of reserves for uncollectible loans of $55,000 at March 31, 2018 and December 31, 2017. The loans have original terms ranging from 6 months to 5 years, earn interest at rates ranging from 0% to 5%, and are being repaid on a weekly or monthly basis.

NOTE 5 – LOANS RECEIVABLE FROM RELATED PARTIES

At March 31, 2018 and December 31, 2017, the Company’s loans receivable from related parties consist of the following:

	March 31, 2018	December 31, 2017
Loans receivable from related parties, net	$4,704	$9,704
Less: current portion	(4,704)	(9,704)
Loans receivable from related parties, non-current	$-	$-

Included in loans receivable from related parties at March 31, 2018 and December 31, 2017, is $4,704 and $9,704, net of reserve for uncollectible related party loans of $45,000, respectively, related to an advance to the Chief Operating Officer (“COO”) and stockholder of CTI, in connection with a consulting agreement.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2018 and December 31, 2017 property and equipment consists of the following:

	March 31, 2018	December 31, 2017

Furniture and equipment	$205,401	$189,401
Leasehold improvements	500,052	472,218
	705,453	661,619
Less: accumulated depreciation and amortization	(176,337)	(144,617)
Property and equipment, net	$529,116	$517,002

Depreciation expense amounted to $31,720 and $53,220, respectively, for the three months ended March 31, 2018 and 2017.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements and a non-compete agreement, which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Non-Compete Agreement	Total
Intangible assets, net at December 31, 2017	2,524,000	642,429	15,451	3,181,880
Amortization expense	-	(15,733)	(1,478)	(17,211)
Intangible assets, net at March 31, 2018	$2,524,000	$626,696	$13,973	$3,164,669

Weighted average remaining amortization periodat March 31, 2018 (in years)		9.8	2.3

Amortization expense related to intangible assets amounted to $17,211 and $27,257, respectively, for the three months ended March 31, 2018 and 2017.

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$1,535,925	$1,425,281
Accrued payroll	144,601	150,709
Accrued vacation	81,029	93,477
Accrued professional fees	335,853	318,379
Accrued board members fees	61,500	31,500
Accrued rent expense	448,097	284,999
Sales taxes payable (1)	432,927	355,692
Accrued interest	106,199	24,275
Other accrued expenses	175,203	25,881
	$3,321,334	$2,710,193

(1) See Note 12 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 – DEFERRED REVENUE

At March 31, 2018 and December 31, 2017, deferred revenue consists of the following:

	March 31, 2018	December 31, 2017
Customer deposits	$8,110	$18,179
Franchise fees	1,368,607	1,223,608
Unearned vendor rebates	137,067	150,073
	$1,513,784	$1,391,860

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
Gift card liability	$118,709	$107,568
Marketing and co-op advertising fund liability	338,733	261,555
	$457,442	$369,123

NOTE 11 –NOTES PAYABLE

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

On January 24, 2018 to January 25, 2018, the Company received an aggregate of $150,000 associated with the issuances of convertible promissory notes payable, of which $100,000 were issued to a related party, as amended and extended on or about January 29, 2018, with a stated interest rate of 10% per the original 60-day-term, convertible at the option of the holder into common stock at a price per share of $1.625 (50% of initial public offering price), and, if not converted, will become due and payable along with the principal amount upon the earlier of (a) six months following the extension or (b) the approval of the Form 1-A Registration Statement.

In January 2018, the Company and certain note holders, including related parties, agreed to extend the maturity date of convertible notes payable in the aggregate principal amount of $1,591,800 to be upon the earlier of the closing of the initial public offering, but no later than July 29, 2018.

On February 7, 2018, the Company and a note holder entered into an amendment to a promissory note issued by the Company on May 31, 2017, whereby the parties agreed to (i) extend the term of the note to March 15, 2018, (ii) increase the outstanding balance of the note to $170,000, inclusive of principal and interest and (iii) the Company agreed to payments on the following dates: (a) $70,000 upon entering into the amendment and (b) $100,000 on March 15, 2018. See Note 12 – Litigations, Claims and Assessments for further action taken by the note holder.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 –NOTES PAYABLE, continued

Convertible Notes, continued

During the three months ended March 31, 2018, convertible notes with an aggregate amount of $899,340 were automatically converted into 553.425 shares of the Company’s common stock pursuant to the terms of the notes.

Other Notes Payable

On January 4, 2018 the Company issued a $25,000 promissory note to a related party. The note has a stated interest of 10% over the original term of sixty days. The note as amended and extended on January 29, 2018 becomes due and payable upon the earlier of (a) six month following the date of extension or (b) the approval of the Form 1-A Registration Statement.

On January 24, 2018, the Company entered into a promissory note with an unrelated third party in the principal amount of $511,765 with a maturity date of March 30, 2018. The note is issued with a 15% original issue discount of which the Company received cash proceeds of $435,000. In connection with the promissory note, the Company issued three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $155,104 has been amortized over the terms of the note and was recorded as interest. The warrant contains a cashless exercise provision and piggyback registration rights as to the common stock underlying the warrants subsequent to the filing and effectiveness of the Form 8-A with the SEC following the closing of the initial public offering. In the event of default, the principal amount of the note is to be increased by 30% of the original principal amount and another three-year warrant for the purchase of an additional 78,333 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price, which together with the original warrant would constitute 100% warrant coverage. As of March 31, 2018, the Company had defaulted on the loan and as a result the principal interest amount of the note has increase by $153,529 and the Company issued the additional three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $149,951 has been recorded as interest expense.

The Company has since defaulted on the note and the note was subsequently converted into Secured Convertible Promissory Notes (see Note 14 Subsequent Events - 15% Senior Secured Convertible Notes).

In January 2018, the Company and certain note holders, including related parties, agreed to extend the maturity date of other notes payables in the aggregate principal amount of $560,000 to be upon the earlier of the closing of the initial public offering, but no later than July 29, 2018.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES, continued

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

Termination of Offering

On March 29, 2018, the Company decided to terminate its Regulation A+ offering in order to register its common stock with the SEC under the Securities Exchange Act of 1934, as amended, using a Form 8-A12g and become a publicly reporting company. Prior to terminating the Regulation A+ offering, the Company sold 44,153 shares in the offering at $3.25 per share, yielding net proceeds of approximately $85,000.

Employment Agreements

The Company entered into an at-will employment agreement with each of (i) Robert Morgan, as former Chief Executive Officer (the “CEO Agreement”), (ii) Grady Metoyer, as former Chief Financial Officer (the “CFO Agreement”) and (iii) Rodney Silva, as Chief Culture Officer (the “CCO Agreement). The employment agreements are effective as of the date the Company receives at least $5,000,000 in gross proceeds from an SEC qualified offering under the Offering Statement under Regulation A+ under the Securities Act of 1933, as amended. The term of these employment agreements are two years and are automatically extended for successive one-year periods unless either party delivers a 60-day notice of termination. These employment agreements did not become effective since the company terminated its Regulation A+ offering on March 29, 2018.

On January 17, 2018, Grady Metoyer resigned as the Company’s Chief Financial Officer, effective immediately.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

In connection with the resignation of Grady Metoyer, on January 25, 2018, the Company’s board of directors appointed Ferdinand Groenewald as its Vice President of Finance, Principal Financial Officer and Principal Accounting Officer. The Company entered into an at-will employment agreement with Ferdinand Groenewald for a one-year term that is to commence as of the date the Company successfully receives at least $5,000,000 in gross proceeds from an SEC qualified offering under Offering Statement under Regulation A+ under the Securities Act of 1933, as amended. The employment agreements did not become effective since the company terminated its Regulation A+ offering on March 29, 2018.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued for approximate $432,927 and $355,692 which includes interest, liability as of March 31, 2018 and December 31, 2017 related to this matter.

NOTE 13 – EQUITY

Warrant Valuation

The Company has computed the fair value of warrants granted using the Black-Scholes option pricing model. The expected term used for warrants issued to non-employees is the contractual life. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Restricted Common Stock

At March 31, 2018, the unamortized value of the restricted common stock was $460,189. The unamortized amount will be expensed over a weighted average period of 2.76 years. A summary of the activity related to the restricted common stock for the three months ended March 31, 2018 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2018	97,177	$6.82
Granted	-	-
Forfeited	(18,001)	9.33
Vested	(26,286)	9.12
Outstanding at March 31, 2018	52,890	$8.70

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $39,091 for the three months ended March 31, 2018, of which $37,798 was recorded in general and administrative expenses and $1,293 was recorded in labor expense within restaurant operating expenses.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – EQUITY, continued

Warrants

A summary of warrants activity during the three months ended March 31, 2018 is presented below (See Note 11 —Notes Payable – Other Notes Payable for warrants issued during the three months ended March 31, 2018):

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2017	521,045	$9.52	2.6
Issued	157,466	1.63
Exercised	-	-
Outstanding, March 31, 2018	678,511	7.31	2.0

Exercisable, March 31, 2018	678,511	$7.31	2.0

Warrants, continued

The grant date fair value of warrants granted during the three months ended March 31, 2018 and 2017 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended March 31,
	2018	2017
Risk free interest rate	2.20-2.27%	1.57-1.59%
Contractual term (years)	3.00	3.00
Expected volatility	38.57%	43.50%
Expected dividend	0.00%	0.00%

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to March 31, 2018 and through the date of the issuance of these consolidated financial statements, the Company opened two additional company-owned restaurants.

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

Convertible Notes

During May 8, 2018 to July 11, 2018, the Company received an aggregate of $951,000 associated with the issuances of convertible promissory notes payable, of which $550,000 were issued to a related party. The notes bear no stated interest or maturity date. The notes are convertible into shares of the Company’s stock upon the earlier of (a) six months from the issue date or (b) the first day the company’s stock is publicly traded or (c) converted at the option of the holder. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 486,000 shares of MMI’s common stock at an exercise price of $3.25 per share.

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

Subsequent to March 31, 2018, other convertible promissory notes with an aggregate principal amount of $951,000 were automatically converted into 951,000 shares of the Company’s common stock pursuant to the terms of the notes.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS, continued

Other Notes Payable, continued

During April 2019, the Company repaid other notes payable in the aggregate principal amount of $710,000, of which $435,000 belong to related parties. In addition, the company issued 590,989 of the company’s common stock as payment for the interest incurred on the other notes payable repaid in the aggregate amount of $590,989.

On May 14, 2019, the Company issued a $91,000 Promissory Note to a Related party. The Note has a stated Interest Rate of 15%. Over the original term of one year with monthly interest payments. The Note becomes due in one year or the first day the Company traded publicaly on an exchange.

15% Senior Secured Convertible Notes

From September 12, 2018 through the date of the issuance of these condensed consolidated financial statements, the Company entered into Securities Purchase Agreements (“SPA”) with several accredited investors (the “Investors”) providing for the sale by the Company to the investors of 15% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate amount of $5,138,000, which included $635,000 in convertible notes converted into SPA Notes (the “September 2018 Offering”). The Notes bear interest at 15% per annum paid quarterly and mature 18 months from issuance. Following the initial closing, there shall be two additional closings in the amount of $1,000,000 each provided the Company achieves certain business milestones outlined in the Securities Purchase Agreement.

The Investors may elect to convert all or part of the Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $1.00 (the “Fixed Conversion Price”); provided, however, in the event the per share price of a public offering multiplied by sixty percent (60%) at the time of the listing of the shares of common stock on an exchange (the “Listing Event”) is less than $1.00 (the “Discounted Public Offering Price”) then the conversion price shall be reset to equal the Discounted Public Offering Price. In the event the Investors are required to execute a Lock Up Agreement concurrent with a public offering at the time of the Listing Event, then the Fixed Conversion Price shall be $0.75 and the Discounted Public Offering Price shall be the public offering multiplied by forty five percent (45%) at the time of the Listing Event. Upon the occurrence of a Listing Event or the sale or license of all or substantially all of the Company’s assets (a “Liquidity Event”), the entire unpaid and outstanding principal amount and any accrued interest thereon under this Note shall automatically convert in whole without any further action by the Holder.

In addition to the SPA Notes, the Investors also received warrants to purchase common stock of the Company (the “Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $1.20. In the event conversion price is adjusted as contemplate above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the Warrants on a cashless basis.

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

On April 10, 2019, the Company and the investors that participated in its September 2018 Offering entered into an amendment pursuant to which the conversion price of the 15% Senior Secured Convertible Promissory Notes was amended to equal 25% of the per share offering price paid by investors in the public offering in conjunction with an uplisting to a national exchange. However, in the event the holder is required to sign a Lock-Up Agreement as part of the public offering in conjunction with an uplisting to a national exchange, then the conversion price shall be 17.5% of the per share offering price paid by investors in the public offering in conjunction with an uplisting to a national exchange.

Sale of CTI

On May 24, 2018, the Company entered into a stock purchase agreement between John Guild, JohnG Solutions LLC and CTI in which the Company agreed to sell their 70% ownership in CTI for a total purchase price of $1.00.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS, continued

Employment Agreements

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

NOTE 14 – SUBSEQUENT EVENTS, continued

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

On May 6, 2019, the Company appointed Aimee Infante as Chief Marketing Officer of the Company and entered into an Employment Agreement with Ms. Infante. Pursuant to the Employment Agreement, Ms. Infante will be employed as Chief Marketing Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the Employment Agreement. During the term of the Employment Agreement, Ms. Infante will be entitled to a base salary at the annualized rate of $125,000, which will be increased to $150,000 upon the completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”). Following the closing of the Public Offering, Ms. Infante will receive an one time $10,000 cash bonus and will be entitled to an annual cash bonus based on 25% of her base salary subject to satisfying specific written criteria. The Company agreed to issue Ms. Infante 5,000 restricted stock units upon closing of the Public Offering, which may be increased to 10,000 restricted stock units if the Public Offering is in excess of $5 million. Ms. Infante is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

12% Secured Convertible Notes

During April 2019 through the date of the issuance of these condensed consolidated financial statements, Muscle USA entered into April 2019 SPA with the April 2019 Investors providing for the sale by the Company to the investors of April 2019 Notes in the aggregate amount of $3,000,000 (the “April 2019 Offering”).

The April 2019 Notes bear interest at 12% per annum, paid quarterly, and mature 18 months from issuance. The April 2019 Investors may elect to convert all or part of the April 2019 Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $2.00 per share (the “April 2019 Conversion Price”); provided, however, in the event the per share price of a public offering multiplied by fifty percent (50%) at the time of the Company listing on a national exchange (the “Discounted Public Offering Price”) is less than $2.00 then the April 2019 Conversion Price shall be reset to equal the lesser of (i) Discounted Public Offering Price or (ii) a price per share equal to a $20 million valuation.

In addition to the April 2019 Notes, the Investors also received warrants to purchase common stock of the Company (the “Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of 115% of the conversion price.

Upon the occurrence of the listing of the Company’s common stock on a national securities exchange, the sale of all or substantially all of the Company’s stock, the sale or licensing of all or substantially all of the Company’s assets or any combination of the foregoing, the entire unpaid and outstanding principal amount and any accrued interest thereon under the April 2019 Notes shall automatically convert in whole without any further action by the holders.

As long as the April 2019 Notes remain outstanding, the Company has agreed that, among other items, it will only use proceeds from the sale of the April 2019 Notes and exercise of the Warrants for specific corporate purposes as set forth in the April 2019 SPA, will not incur or permit indebtedness or liens unless permitted and will not enter into variable priced transactions. The Company, Muscle USA and the April 2019 Investors entered into Security and Pledge Agreements providing that the obligations to the April 2019 Investors are secured by substantially all of Muscle USA’s assets.

The Company granted the Investors piggy back registration rights with respect to the shares of common stock underlying the Notes and the Warrants.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS, continued

Litigations, Claims and Assessments

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

On or about April 5, 2018, the Company and Former Parent, Inc entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at this location. The settlement calls for monthly payments of $8,333 thru March 2019. As of March 31, 2018, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On May 25, 2018, the Civil Court of the City of New York, County of New York, entered into a settlement agreement between the Company and a landlord, in the amount of $55,891 for past due rent. The Company agreed to make the following payments (i) $15,000 on or before May 31, 2018, and (ii) $40,891 on or before September 4,2018. These amounts have been paid in full pursuant to the settlement.

On September 25, 2018, the Supreme Court of the State of New York, County of Rockland, entered into a judgement in favor of a creditor, in the amount of $69,367. The Company worked with legal counsel and on October 22, 2018, the Company entered into a settlement agreement with the credit in the amount of $36,000 that was payable on or before November 16, 2018. The amount has been paid in full pursuant to the settlement agreement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS, continued

Litigations, Claims and Assessments, continued

On December 12, 2018, the Company was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. Fountain Valley is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the Company entered into a settlement agreement and payment plan in the amount of $85,000. The Company agreed to make the following payments (i) $15,000 on or before March 15, 2019, and (ii) ten monthly installments of $7,000 commencing on April 15, 2019, and continuing monthly on the 15th day of each month though January 15, 2020.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of March 31, 2018, the Company accrued for the liability in accrued expenses.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of March 31, 2018 and 2017 and for the three months ended March 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of March 31, 2018, our restaurant system included eight Company-owned restaurants and thirty-six franchised restaurants.

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

As of March 31, 2018, we had an accumulated deficit of $20,235,812 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2017, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Food and Beverage Costs

Food and beverage costs include the direct costs associated with food, beverage and packaging of our menu items at company-operated restaurants. The components of food, beverages and supplies are variable in nature, change with sales volume, are affected by menu mix and are subject to fluctuations in commodity costs. The current management team in place since May 2018 has the opinion that food and beverage costs for 2017 and 2018 are too high and has begun implementing multiple operational changes to lower food and paper costs.

Labor

Restaurant labor costs, including preopening labor, consists of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to increase due to inflation and as our company restaurant revenues grows. Factors that influence labor costs include minimum wage and employer payroll tax legislation, mandated health care costs and operational productivity established by the management team. The current management team in place since May 2018 has the opinion that labor costs for 2017 and 2018 are too high and has begun implementing operational changes to lower restaurant level labor costs overall.

Rent

Restaurant rent, including preopening rental charges, consist of company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. The current management team in place since May 2018 has the opinion that rent costs for 2017 and 2018 as a percentage of total restaurant sales are too high. Our rent strategy moving forward consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides a downside protection for lower volume locations. While we cannot guarantee a favorable variable rent expense in all future leases, it is in our forecasts at an 8% average level.

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

Consolidated Results of Operations

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

The following table represents selected items in our consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively:

	For the Three Months Ended
	March 31,
	2018	2017
Revenues:
Company restaurant sales, net of discounts	$1,584,257	$1,230,628
Franchise royalties and fees	302,974	568,607
Other revenues	151,072	166,265
Total Revenues	2,038,303	1,965,500

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	577,488	428,220
Labor	763,510	556,485
Rent	318,722	282,666
Other restaurant operating expenses	419,317	251,919
Total restaurant operating expenses	2,079,037	1,519,290
Costs of other revenues	67,742	53,863
Depreciation and amortization	48,931	80,477
General and administrative expenses	1,392,246	1,826,64
Total Costs and Expenses	3,587,956	3,480,276
Loss from Operations	(1,549,653)	(1,514,776)

Other (Expense) Income:
Other income	596	-
Interest (expense)income, net	(642,586)	283
Amortization of debt discount	(999,340)	(3,643,629)
Total Other Expense, net	(1,641,330)	(3,643,346)

Net Loss Before Income Tax	(3,190,983)	(5,158,122)
Income tax benefit (provision)	-	(31,821)
Net Loss	(3,190,983)	(5,189,943)
Net loss attributable to the non-controlling interest	(7,257)	(1,346,833)
Net Loss Attributable to Controlling Interest	$(3,183,726)	$(3,843,110)

Revenues

Company total revenues totaled $2,038,303 for the three months ended March 31, 2018 compared to $1,965,500 for the three months ended March 31, 2017. The 3.7% increase was primarily attributable to the addition of two Company-owned restaurants, which opened subsequent March 31, 2017, offset by a decrease in the recognition of deferred initial franchise fees.

We generated restaurant sales, net of discounts, of $1,584,257 for the three months ended March 31, 2018 compared to $1,230,628, for the three months ended March 31, 2017. This represented an increase of $353,629, or 28.7%, which resulted primarily from the increase in company owned restaurant sales due to the addition of two Company-owned restaurants, which opened subsequent March 31, 2017.

Franchise royalties and fees for the three months ended March 31, 2018 and March 31, 2017 totaled $302,974 compared to $568,607, respectively. The $265,633 decrease is primarily attributable to lower recognitions of deferred revenue for franchise agreements as fewer locations open and/or terminated as compare to prior period.

Other revenues decreased from $166,265 for the three months ended March 31, 2017 to $151,072 for the three months ended March 31, 2018, representing a decrease of $15,193 or 9.1%. The decrease is attributed to fewer hardware and equipment sales during the period compared to the prior period.

Operating Costs and Expenses

Restaurant food and beverage costs for the three months ended March 31, 2018 and March 31, 2017 totaled $577,488, or 36.5%, as a percentage of restaurant sales, and $428,220, or 34.8%, as a percentage of restaurant sales, respectively. The $149,268 increase results primarily from the addition of two new Company-owned locations noted above. The increase as a percentage of sales is primarily attributable to the impact of preopening training in which food and beverage inventory is utilized to train staff on the preparation of menu items, as well as lost efficiencies with new staff in portioning and preparation.

Restaurant labor for the three months ended March 31, 2018 and March 31, 2017 totaled $763,510, or 48.2%, as a percentage of restaurant sales, and $556,485, or 45.2%, as a percentage of restaurant sales, respectively. The $207,025 increase results primarily from the addition of two new Company-owned locations noted above. The increase as a percentage of sales is primarily attributable to the impact of preopening training with newly hired staff, as well as lost efficiencies that are inherent in the start-up of new restaurants given the high level of attrition and retraining that occurs. Additionally, it is estimated that it takes approximately four to six months of extensive marketing efforts to effectively generate brand awareness in new geographical locations. These factors negatively impact labor margins in the early phases of operations of new restaurants.

Restaurant rent expense for the three months ended March 31, 2018 and March 31, 2017 totaled $318,772, or 20.1%, as a percentage of restaurant sales, and $282,666, or 23%, as a percentage of restaurant sales, respectively. The increase in rent expense is primarily due to the addition of two new Company-owned locations noted above.

Other restaurant operating expenses for the three months ended March 31, 2018 and March 31, 2017 totaled $419,317, or 26.5% as a percentage of restaurant sales, and $251,919, or 20.5% as a percentage of restaurant sales, respectively. The $167,398 increase results primarily from the addition of two new Company-owned locations noted above.

Cost of other revenues for the three months ended March 31, 2018 and March 31, 2017 totaled $67,742, or 44.8%, as a percentage of other revenue, and $53,863, or 32.4%, as a percentage of other revenue, respectively. The $13,879 increase results primarily from increase in hardware and software costs.

Depreciation and amortization expense for the three months ended March 31, 2018 and March 31, 2017 totaled $48,931 and $80,477, respectively. The $31,546 decrease is primarily attributable to lower depreciation expense of property and equipment due to store closures and impairment of property and equipment taken in the latter part of 2017.

General and administrative expenses for the three months ended March 31, 2018 and March 31, 2017 totaled $1,392,246, or 68.3% of total revenue, and $1,826,647, or 92.9% of total revenue, respectively. The $434,400 decreases is primarily attributable to less expenses incurred for developing the company’s corporate infrastructure as well as less third party related expenses to prepare the Company for a private placement offering and IPO as compared to the prior period. The decrease is also attributed to a decrease in third party accounting and legal fees of approximately $265,000 as the company used less temporary accounting services and incurred fewer nonrecurring legal reorganizational research to facilitate SEC financial statement preparation. In addition, there were decreases of approximately $169,000 in marketing expenses and approximately $114,000 in travel expenses. Partially offset by an increase of approximately $39,000 in stock-based compensation for restricted stock issued subsequent to March 31, 2017 and an increase of approximately $21,000 in consulting fees.

Loss from Operations

Our loss from operations for the three months ended March 31, 2018 and March 31, 2017 totaled $1,549,653 or 76.0% of total revenues and $1,514,776, or 77.1% of total revenues, respectively. This resulted in an increase of $34,877 which is attributable to the increase in restaurant operating expenses, partially offset by to the decrease in general and administrative expenses,

Other (Expense) Income

Other (expense) income for the three months ended March 31, 2018 and March 31, 2017 totaled $(1,641,330) and $(3,643,346), respectively. The $2,002,016 decrease in expense was primarily attributable to less amortization of debt discount of approximately $2,644,289 in connection with convertible notes payable to a former related party compared to prior period, partially offset by an increase in interest expense of approximately $642,869 incurred in connection with the default of a notes payable, accrued interest on notes and interest expense incurred in connection with warrants.

Net Loss

Our net loss for the three months ended March 31, 2018 decreased by $1,998,960 to $3,190,983 as compared to $5,189,943 for the three months ended March 31, 2017, resulting primarily from significant decrease in other (expense) income due to less amortization of debt discount as all convertible notes payable to the former related party has been converted to shares in prior periods. Our net loss attributable to the controlling interest was $3,183,726 and $3,843,110 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Liquidity and Capital Resources

Liquidity.

We measure our liquidity in a number of ways, including the following:

	March 31, 2018	December 31, 2017
Cash	$62,567	$78,683
Working Capital Deficiency	$(5,109,641)	$(4,306,947)
Convertible notes payable, including related parties, net of debt discount of $1,550,000 and $0, respectively	$100,000	$2,349,340
Other notes payable, including related parties	$1,225,294	$555,000

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $5,109,641 and $20,235,812, respectively, as of March 31, 2018, plus our use of $746,144 of cash in operating activities during the three months ended March 31, 2018, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

During prior periods, our operations have primarily been funded through proceeds from American Restaurant Holdings in exchange for equity and debt.

Our principal source of liquidity to date has been provided from American Restaurant Holdings, who is a private equity restaurant group, by loans from related and unrelated third parties and the sale of common stock through private placements. More specifically, American Restaurant Holdings has invested approximately $6 million in growth capital into Muscle Maker to date.

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

Sources and Uses of Cash for the three months ended March 31, 2018 and March 31, 2017

During the three months ended March 31, 2018 and 2017, we used cash of $595,234 and $703,596, respectively, in operations. Our net cash used in operating activities for the three months ended March 31, 2018 was primarily attributable to our net loss of $3,190,983, adjusted for net non-cash items in the aggregate amount of $1,801,437, partially offset by $794,312 of net cash provided by changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the three months ended March 31, 2017 was primarily attributable to our net loss of $5,189,943, adjusted for net non-cash items in the aggregate amount of $4,288,284, partially offset by $198,063 of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2018, net cash used in investing activities was $21,048, of which $43,834 was used to purchase property and equipment, partially offset by $22,786 of loans repayments by franchisees and a related party. During the three months ended March 31, 2017, net cash used in investing activities was $196,808, of which $201,247 was used to purchase property and equipment, and $4,439 was used to issue loans to franchisees and related parties net of repayments

Net cash provided by financing activities for the three months ended March 31, 2018 was $600,166 of which $100,000 proceeds from convertible notes from other related parties, $150,000 proceeds from convertible notes to various parties, $460,000 proceeds from other notes payables, $85,576 net proceeds from initial public offering, offset by $50,000 repayments of convertible notes payable, $125,410 of repayments to Former Parent, and $20,000 repayments of other notes payable. Net cash provided by financing activities for the three months ended March 31, 2017 was $1,101,150 of which $1,018,800 was proceeds from convertible notes payable to Former Parent, $500,000 proceeds from convertible notes to various parties, partially offset by $417,650 of repayments of advances from Former Parent.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2018.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2018. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position of the Company at March 31, 2018 and December 31, 2017 and the consolidated results of operations and cash flows for the three months ended March 31, 2018 and 2017 presented herein in conformity with U.S. generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2018:

●	The Company does not have written documentation of our internal control policies and procedures.
●	The Company does not have sufficient resources in its accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, the Company has not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.
●	The Company has inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a company with limited capital resources, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and US GAAP compliance. As a response, the Company believes the following measures will adequately address the weakness:

●	Future Audit Committee meetings will specifically include reviews over the implementation of accounting principles.
●	Replaced and/or appointed, in addition to a new Chief Executive Officer and Chief Financial Officer, certain accounting positions with experienced accountants in the corporate office
●	Implementing standardized accounting policies
●	Restructuring accounting processes, centralized certain accounting functions, and revised organizational structures to enhance accurate accounting and appropriate reporting.
●	Strengthened interim and annual financial review controls to function with a sufficient level of precision to detect and correct accounting errors on a timely basis
●	Expanding the accounting function responsibilities to include monitoring or performing the collection and maintenance of documentation supporting accounting entries.
●	As a small company, we do not have the resources to have dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small companies, we will continue to work with our external auditors and attorneys as it relates to financial statement and disclosure review.

As a company with limited resources, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of the financial statements. This action, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third quarter of the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of March 31, 2018, the Company accrued for the liability in accrued expenses.

A convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against MMB, LLC, a subsidiary of the Company, for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs are $171,035. A default judgement was entered against MMB, LLC.

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability for approximately $432,927 as of March 31, 2018 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

Item 1A.	Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2019.

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

During the year ended December 31, 2017, the Company issued in connection with the issuances of the convertible promissory notes, three-year warrants for the purchase of an aggregate of 84,736 shares of the Company’s common stock exercisable at the Conversion Price

During the three months ended March 31, 2018, the Company issued 553,425 shares of its common stock upon automatic conversion of various convertible notes in the aggregate principal amount of $899,340.

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

Date: June 3, 2019	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive and Financial Officer)

