Form 10-Q
period 2018-06-30
Muscle Maker, Inc.
filed 2019-07-12
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of July 12, 2019, there were 11,117,637 shares of common stock outstanding.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets:
Cash	$283,903	$78,683
Accounts receivable, net of allowance for doubtful accounts of $49,500 and $4,500 as of June 30, 2018 and December 31, 2017, respectively	153,493	152,256
Inventory	50,839	92,768
Current portion of loans receivable, net of allowance of $55,000 at June 30, 2018 and December 31, 2017, respectively	23,814	20,146
Current portion of loans receivable from related party, net of allowance of $0 and $45,000 at June 30, 2018 and December 31, 2017, respectively	650	9,704
Prepaid expenses and other current assets	16,745	23,287
Total Current Assets	529,444	376,844
Property and equipment, net	497,905	517,002
Intangible assets, net	3,134,788	3,181,880
Loans receivable - non current	121,835	150,522
Security deposits and other assets	22,587	21,401
Total Assets	$4,306,559	$4,247,649

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,171,399	$2,710,193
Convertible notes payable	100,000	150,000
Other notes payable	-	20,000
Deferred revenue	1,487,667	1,391,860
Deferred rent, current	13,834	25,620
Payable to Former Parent, current	-	16,995
Other current liabilities	534,497	369,123
Total Current Liabilities	5,307,397	4,683,791
Convertible notes payable, net of debt discount of $1,007,044 and $0 at June 30, 2018 and December 31, 2017, respectively	406,956	1,899,340
Convertible notes payable, related parties, net of debt discount of $383,595 and $0 at June 30, 2018 and December 31, 2017, respectively	566,405	300,000
Convertible notes payable to Former Parent, net of debt discount of $64,945 and $0 at June 30, 2018 and December 31, 2017, respectively	17,513	-
Other notes payable	860,294	200,000
Other notes payable, related parties	335,000	335,000
Deferred rent, non-current	41,947	31,313
Total Liabilities	7,535,512	7,449,444

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, no par value, 100,000,000 shares authorized, 9,226,803 and 7,637,855 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	14,991,231	13,367,549
Additional paid-in capital	3,963,650	552,670
Accumulated deficit	(22,183,834)	(17,052,086)
Total Controlling Interest	(3,228,953)	(3,131,867)
Non-controlling interest	-	(69,928)
Total Stockholders’ Deficit	(3,228,953)	(3,201,795)
Total Liabilities and Stockholders’ Deficit	$4,306,559	$4,247,649

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Company restaurant sales, net of discounts	$940,484	$1,427,387	$2,524,741	$2,658,015
Franchise royalties and fees	502,918	368,610	805,892	937,217
Other revenues	93,561	129,325	244,633	295,590
Total Revenues	1,536,963	1,925,322	3,575,266	3,890,822

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	349,742	554,578	927,230	982,798
Labor	353,614	676,143	1,117,124	1,232,628
Rent	260,502	314,140	579,224	596,806
Other restaurant operating expenses	200,296	267,144	619,613	519,063
Total restaurant operating expenses	1,164,154	1,812,005	3,243,191	3,331,295
Costs of other revenues	46,646	59,618	114,388	113,481
Depreciation and amortization	49,021	87,396	97,952	167,872
General and administrative expenses	1,442,328	1,705,940	2,834,574	3,532,587
Total Costs and Expenses	2,702,149	3,664,959	6,290,105	7,145,235
Loss from Operations	(1,165,186)	(1,739,637)	(2,714,839)	(3,254,413)

Other (Expense) Income:
Other (expense) income	(6,215)	85,229	(5,619)	85,229
Interest (expense) income, net	(88,914)	477	(731,500)	760
Loss on sale of CTI	(456,169)	-	(456,169)	-
Amortization of debt discounts	(647,251)	(117,461)	(1,646,591)	(3,761,090)
Total Other Expense, Net	(1,198,549)	(31,755)	(2,839,879)	(3,675,101)

Net Loss Before Income Tax	(2,363,735)	(1,771,392)	(5,554,718)	(6,929,514)
Income tax provision	-	(31,820)	-	(63,641)
Net (Loss) Income Net Loss	(2,363,735)	(1,803,212)	(5,554,718)	(6,993,155)
Net loss attributable to the non-controlling interest	5,186	(471,231)	(2,071)	(1,818,064)
Net Loss Attributable to Controlling Interest	$(2,368,921)	$(1,331,981)	$(5,552,647)	$(5,175,091)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(0.29)	$(0.25)	$(0.68)	$(1.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	8,307,377	5,337,503	8,140,836	5,166,278

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2016	4,604,842	$5,157,010	$2,842,343	$(3,841,638)	$4,157,715	$159,717	$4,317,432
Issuance of restricted stock	119,721	-	-	-	-	-	-
Conversion of convertible notes payable to Former Parent into common stock	1,197,022	4,685,411	-	-	4,685,411	-	4,685,411
Beneficial conversion feature - First and Second 2017 ARH Note	-	-	1,060,967	-	1,060,967	-	1,060,967
Warrants issued in connection with convertible debt	-	-	145,940	-	145,940	-	145,940
Stock-based compensation: Amortization of restricted common stock	-	270,788	-	-	270,788	-	270,788
Net loss	-	-	-	(5,175,091)	(5,175,091)	(1,818,064)	(6,993,155)

Balance - June 30, 2017	5,921,585	$10,113,209	$4,049,250	$(9,016,729)	$5,145,730	$(1,658,347)	$3,487,383

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2017	7,637,855	$13,367,549	$552,670	$(17,052,086)	$(3,131,867)	$(69,928)	$(3,201,795)
Issuance of Restricted stock	26,286	-	-	-	-	-	-
Shares issued for common stock	180,000	180,000	-	-	180,000	-	180,000
Beneficial conversion feature - Convertible Notes	-	-	2,576,080	-	2,576,080	-	2,576,080
Beneficial conversion feature - Convertible Note to Former Parent	-	-	475,000	-	475,000	-	475,000
Warrants issued in connection with common stock and convertible debt	-	-	16,082	-	16,082	-	16,082
Warrants issued and recorded as debt discount in connection with notes payable	-	-	343,818	-	343,818	-	343,818
Initial public offering on March 29, 2018, net of underwriter’s discount and offering cost of $58,798	44,153	85,576	-	-	85,576	-	85,576
Conversion of convertible note payable to Former Parent into common stock	785,084	392,542	-	-	392,542	-	392,542
Conversion of convertible notes payable into common stock	553,425	899,340	-	-	899,340	-	899,340
Stock-based compensation: Amortization of restricted common stock	-	66,224	-	-	66,224	-	66,224
Sale of interest in CTI	-	-	-	420,899	420,899	71,999	492,898
Net loss	-	-	-	(5,552,647)	(5,552,647)	(2,071)	(5,554,718)

Balance - June 30, 2018	9,226,803	$14,991,231	$3,963,650	$(22,183,834)	$(3,228,953)	$-	$(3,228,953)

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(5,554,718)	$(6,993,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,952	167,872
Accretion of interest expense	234,044	-
Interest expense related to issuances of warrants	305,055	-
Stock-based compensation	66,224	270,788
Loss on sale of CTI	456,169	-
Amortization of debt discounts	1,646,591	3,761,090
Bad debt expense	51,520	11,223
Deferred rent	(1,152)	103,292
Deferred income tax provision	-	63,641
Expenses paid by Former Parent	617,355	188,642
Changes in operating assets and liabilities:
Accounts receivable	(139,381)	(60,133)
Inventory	41,929	(56,243)
Prepaid expenses and other current assets	6,242	(19,163)
Security deposits and other assets	(1,186)	(8,024)
Accounts payable and accrued expenses	591,207	742,758
Deferred revenue	103,917	268,057
Other current liabilities	165,374	99,811
Total Adjustments	4,241,860	5,533,611
Net Cash Used in Operating Activities	(1,312,858)	(1,459,544)

Cash Flows from Investing Activities
Purchases of property and equipment	(43,834)	(523,225)
Issuance of loans receivable	(9,689)	(215,500)
Issuance of loans receivable - related parties	-	(4,389)
Collections from loans receivable	34,708	62,239
Collections from loans receivable - related party	6,667	10,000
Net Cash Used in Investing Activities	(12,148)	(670,875)

Cash Flows from Financing Activities
Proceeds from issuance of restricted stock	180,000	-
Proceeds from initial public offering, net of underwriter’s discount and offering costs	85,576	-
Repayments to Former Parent, net	(129,350)	(369,112)
Repayments of convertible notes payable	(50,000)	-
Repayments of other note payable	(50,000)	-
Proceeds from convertible notes payable	384,000	975,000
Proceeds from convertible notes payable - related parties	650,000	100,000
Proceeds from other notes payable	460,000	-
Proceeds from convertible notes payable to Former Parent	-	1,319,783
Net Cash Provided by Financing Activities	1,530,226	2,025,671

Net Increase (Decrease) in Cash	205,220	(104,748)
Cash - Beginning of Period	78,683	335,724
Cash - End of Period	$283,903	$230,976

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Six Months Ended June 30,
	2018	2017

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32,363	$486

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$3,051,080	$1,060,967
Warrants issued in connection with convertible debt	$16,082	$145,940
Conversion of convertible notes payable to Former Parent into common stock	$392,542	$4,685,411
Conversion of notes payable into common stock	$899,340	$-
Accounts payable associated with purchases of property and equipment	$-	$190,000
Warrants issued and recorded as debt discount in connection with notes payable	$343,818	$-
Convertible Note issued to Former Parent in exchange for payable to Former Parent	$475,000	$-

MUSCLE MAKER, INC. AND SUBSIDIARIES

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

On May 24, 2018, the Company entered into a stock purchase agreement between John Guild, JohnG Solutions LLC and CTI in which the Company agreed to sell their 70% ownership in CTI for a total purchase price of $1.00. See Note 4 -Sale of CTI for more details.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, Continued

On March 14, 2019, MMI formed Muscle Maker USA, Inc. (“Muscle USA.”) in the state of Texas. Muscle USA issued 1,000 membership units to its sole member and manager, MMI.

MMI and its subsidiaries is the “Company”.

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of June 30, 2018, the Company’s restaurant system included six company-owned restaurants, and thirty-four franchise restaurants. Two company-owned restaurants were subsequently opened for operation and one company-owned restaurant closed as of the date of the issuance of these condensed consolidated financial statements. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of June 30, 2018, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $283,903, $4,777,953, and $22,183,834, respectively. During the three and six months ended June 30, 2018, the Company incurred a pre-tax net loss of $2,363,735 and $5,554,718, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these consolidated financial statements.

The Company’s operations have primarily been funded through proceeds from the issuance of equity and debt. Subsequent to June 30, 2018, the Company received an aggregate of $4,731,000 associated with the issuances of convertible promissory notes payable and warrants to various lenders, of which $137,000 was converted into common stock. (See Note 15 – Subsequent Events -15% Senior Secured Convertible Notes). In addition, during April 2019 through the date of the issuance of these condensed consolidated financial statements, Muscle USA. entered into securities purchase agreements (“April 2019 SPA”) with several accredited investors (the “April 2019 Investors”) providing for the sale by the Company to the investors of 12% secured convertible notes (“April 2019 Notes”) in the aggregate amount of $3,000,000 (the “April 2019 Offering”). (See Note 15 – Subsequent Events – 12% Secured Convertible Notes).

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, included in this filing. The balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, the Company did not have any derivative liabilities on its balance sheets.

MUSCLE MAKER, INC. AND SUBSIDIARIES

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

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $192,932 and $209,328 during the three and six months ended June 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from rebates of $113,152 and $144,457 during the three and six months ended June 30, 2017, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI which was sold in May 2018, the Company derived revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $93,561 and $244,633 of revenues from these technology sales and services during the three and six months ended June 30, 2018, respectively. The Company recorded $129,325 and $295,590 of revenues from these technology sales and services during the three and six months ended June 30, 2017, respectively.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, for which the restaurant has not yet opened, as well as unearned vendor rebates and customer deposits received in connection with technology sales and services by CTI (see Note 10 – Deferred Revenue).

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $19,599 and $8,932 for the three and six months ended June 30, 2018, respectively, and approximately $224,748 and $41,460 for the three and six months ended June 30, 2017, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising costs incurred related to our national advertising fund are netted with contributions from our Company-owned stores and our franchisees.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants, and stock options from the conversion of convertible debt, from the conversion of Muscle Maker Brands, LLC (“MMB”) membership units and the vesting of restricted stock.

The following securities are excluded from the calculation of weighted average diluted common shares at June 30, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive:

	June 30,
	2018	2017
Warrants	1,100,511	487,476
Options	33,750	-
Convertible debt	2,025,070	332,879
MMB membership units	-	1,550,964
Total potentially dilutive shares	3,159,331	2,371,319

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 80% and 77% of the Company’s purchases for the three and six months ended June 30, 2018, respectively. Purchases from the Company’s largest supplier totaled 85% and 84% of the Company’s purchases for the three and six months ended June 30, 2017, respectively.

Controlling and Non-Controlling Interest

MMI used to own a 74% controlling interest in MMB through the Effective Merger Date and used to own a 70% controlling interest in CTI. The profits and losses of CTI were allocated among the controlling interest and the CTI non-controlling interest in the same proportions as their membership interests. All of the profits and losses of MMB and its subsidiaries were allocated among the controlling interest and MMB non-controlling Interest in proportion to the ownership interests through the Effective Merger Date.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 15 – Subsequent Events.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 – SALE OF CTI

On May 24, 2018, the Company entered into a stock purchase agreement between John Guild, JohnG Solutions LLC and CTI in which the Company agreed to sell their 70% ownership in CTI for a total purchase price of $1.00. During the six months ended June 30, 2018, the Company recorded a loss of $456,169 related to the sale of CTI, as follows:

Cash	$(1,973)
Accounts receivable, net	(84,653)
Accounts receivable from CTI	(429,171)
Property and equipment, net	(2,912)
Intangible assets, net	(13,086)
Loans receivable from related party, net	(2,387)
Security deposits and other assets	(300)
Accounts payable and accrued expenses	133,930
Deferred revenue	8,110
Net fair value of assets and liabilities sold	(392,442)
Accumulated deficit	8,272
Subtotal	(384,170)
Non-controlling interest	(71,999)
Loss on sale of CTI	$(456,169)

NOTE 5 - LOANS RECEIVABLE

At June 30, 2018 and December 31, 2017, the Company’s loans receivable consists of the following:

	June 30,	December 31,
	2018	2017
Loans receivable, net	$145,649	$170,668
Less: current portion	(23,814)	(20,146)
Loans receivable, non-current	$121,835	$150,522

Loans receivable includes loans to franchisees totaling, in the aggregate, $145,649 and $170,668, net of reserves for uncollectible loans of $55,000 at June 30, 2018 and December 31, 2017. The loans have original terms ranging from 6 months to 5 years, earn interest at rates ranging from 0% to 5%, and are being repaid on a weekly or monthly basis.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 – LOANS RECEIVABLE FROM RELATED PARTIES

At June 30, 2018 and December 31, 2017, the Company’s loans receivable from related parties consist of the following:

	June 30,	December 31,
	2018	2017
Loans receivable from related parties, net	$650	$9,704
Less: current portion	(650)	(9,704)
Loans receivable from related parties, non-current	$-	$-

Included in loans receivable from related parties at June 30, 2018 and December 31, 2017, is $650 and $9,704, net of reserve for uncollectible related party loans of $0 and $45,000, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2018, and December 31, 2017 property and equipment consists of the following:

	June 30,	December 31,
	2018	2017

Furniture and equipment	$200,401	$189,401
Leasehold improvements	500,052	472,218
	700,453	661,619
Less: accumulated depreciation and amortization	(202,548)	(144,617)
Property and equipment, net	$497,905	$517,002

Depreciation expense amounted to $32,226 and $63,946 for the three and six months ended June 30, 2018, respectively. Depreciation expense amounted to $57,672 and $110,892 for the three and six months ended June 30, 2017, respectively.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements and a non-compete agreement, which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Non-Compete Agreement	Total
Intangible assets, net at December 31, 2017	$2,524,000	$642,429	$15,451	$3,181,880
Amortization expense	-	(31,641)	(2,365)	(34,006)
Sale of CTI	-	-	(13,086)	(13,086)
Intangible assets, net at June 30, 2018	$2,524,000	$610,788	$-	$3,134,788

Weighted average remaining amortization period at June 30, 2018 (in years)		9.6	0.0

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 – INTANGIBLE ASSETS, NET, continued

Amortization expense related to intangible assets amounted to $16,795 and $34,006 for the three and six months ended June 30, 2018, respectively. Amortization expense related to intangible assets amounted to $29,724 and $56,980 for the three and six months ended June 30, 2017, respectively.

NOTE 9 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Accounts payable	$912,946	$1,425,281
Accrued payroll	191,572	150,709
Accrued vacation	62,055	93,477
Accrued professional fees	508,422	318,379
Accrued board members fees	100,500	31,500
Accrued rent expense	667,016	284,999
Sales taxes payable (1)	363,852	355,692
Accrued interest	189,737	24,275
Other accrued expenses	175,299	25,881
	$3,171,399	$2,710,193

(1)	See Note 13 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

NOTE 10 – DEFERRED REVENUE

At June 30, 2018 and December 31, 2017, deferred revenue consists of the following:

	June 30,	December 31,
	2018	2017
Customer deposits	$-	$18,179
Franchise fees	1,363,607	1,223,608
Unearned vendor rebates	124,060	150,073
	$1,487,667	$1,391,860

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
	2018	2017
Gift card liability	$118,192	$107,568
Marketing and co-op advertising fund liability	416,305	261,555
	$534,497	$369,123

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 –NOTES PAYABLE

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

On February 7, 2018, the Company and a note holder entered into an amendment to a promissory note issued by the Company on May 31, 2017, whereby the parties agreed to (i) extend the term of the note to March 15, 2018, (ii) increase the outstanding balance of the note to $170,000, inclusive of principal and interest and (iii) the Company agreed to payments on the following dates: (a) $70,000 upon entering into the amendment and (b) $100,000 on March 15, 2018. See Note 13 – Litigations, Claims and Assessments for further action taken by the note holder.

During May 8, 2018 to June 30, 2018, the Company received an aggregate of $784,000 associated with the issuances of convertible promissory notes payable, of which $550,000 were issued to a related party. In addition, the Company issued a convertible promissory note of $30,000 for which the proceeds was received by the Former Parent and the Company recorded the corresponding receivable. The notes bear no stated interest or maturity date. The notes are convertible into shares of the Company’s stock upon the earlier of (a) six months from the issue date or (b) the first day the company’s stock is publicly traded or (c) converted at the option of the holder. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 407,000 shares of MMI’s common stock at an exercise price of $3.25 per share.

During the six months ended June 30, 2018, convertible notes with an aggregate amount of $899,340 were automatically converted into 553,425 shares of the Company’s common stock pursuant to the terms of the notes.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 –NOTES PAYABLE, continued

Convertible Notes, continued

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrant at the date of grant of is also recorded as a debt discount. For the six months ended June 30, 2017 the Company recorded aggregate debt discounts of $145,940 and $1,060,967, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes and for the six months ended June 30, 2018 the Company recorded aggregate debt discounts of $359,900 and $3,051,080, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes, which were amortized over the expected terms of the respective notes.

Convertible Notes Payable to Former Parent

On April 6, 2018, the Company issued a $475,000 convertible promissory note (the “2018 ARH Note”), to the Former Parent, in exchange for the payable to Former Parent for services provided and expenses paid on behalf of the Company. The 2018 ARH Note has no stated interest rate or maturity date and is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share at a time to be determined by the lender.

On April 11, 2018, the Former Parent elected to partially convert the 2018 ARH Note for the principal of $392,542 into 785,084 shares of the Company’s common stock.

Other Notes Payable

On January 4, 2018 the Company issued a $25,000 promissory note to a related party. The note has a stated interest of 10% over the original term of sixty days. The note as amended and extended on January 29, 2018 becomes due and payable upon the earlier of (a) six month following the date of extension or (b) the approval of the Form 1-A Registration Statement.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 –NOTES PAYABLE, continued

Other Notes Payable, continued

On January 24, 2018, the Company entered into a promissory note with an unrelated third party in the principal amount of $511,765 with a maturity date of March 30, 2018. The note is issued with a 15% original issue discount of which the Company received cash proceeds of $435,000. In connection with the promissory note, the Company issued three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $155,104 has been amortized over the terms of the note and was recorded as interest. The warrant contains a cashless exercise provision and piggyback registration rights as to the common stock underlying the warrants subsequent to the filing and effectiveness of the Form 8-A with the SEC following the closing of the initial public offering. In the event of default, the principal amount of the note is to be increased by 30% of the original principal amount and another three-year warrant for the purchase of an additional 78,333 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price, which together with the original warrant would constitute 100% warrant coverage. On March 30, 2018, the Company had defaulted on the loan and as a result the principal interest amount of the note has increase by $153,529 and the Company issued the additional three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $149,951 has been recorded as interest expense. The Company has since defaulted on the note and the note was subsequently converted into Secured Convertible Promissory Notes (see Note 15 Subsequent Events - 15% Senior Secured Convertible Notes).

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES, continued

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

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. As of June 30, 2018, the Company has accrued for the liability in accounts payable and accrued expenses.

On or about April 5, 2018, the Company and Former Parent, Inc entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at the Belmont location. The settlement calls for monthly payments of $8,333 thru March 2019. As of June 30, 2018, the Company has accrued for the liability in accounts payable and accrued expenses. See details related to settlement above.

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

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the state of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

In May 2018, Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of June 30, 2018, the Company has accrued for the liability in accounts payable and accrued expenses.

On May 25, 2018, the Civil Court of the City of New York, County of New York, entered into a settlement agreement between the Company and a landlord, in the amount of $55,891 for past due rent. The Company agreed to make the following payments (i) $15,000 on or before May 31, 2018, and (ii) $40,891 on or before September 4, 2018. These amounts have been paid in full pursuant to the settlement.

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

On January 17, 2018, Grady Metoyer resigned as the Company’s Chief Financial Officer, effective immediately.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES, continued

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

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued $363,852 and $355,692, which includes interest, as of June 30, 2018 and December 31, 2017, respectively, related to this matter.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – EQUITY

Common Stock

During the six months ended June 30, 2018, the Company sold 180,000 shares of common stock of the company to various investors at a purchase price of $1.00 per share providing $180,000 of proceeds to the Company.

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

Restricted Common Stock

At June 30, 2018, the unamortized value of the restricted common stock was $347,535. The unamortized amount will be expensed over a weighted average period of 2.51 years. A summary of the activity related to the restricted common stock for the six months ended June 30, 2018 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2018	97,177	$6.82
Granted	-	-
Forfeited	(27,164)	9.33
Vested	(26,286)	9.12
Outstanding at June 30, 2018	43,727	$7.95

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $27,133 and $66,224 for the three and six months ended June 30, 2018, respectively, of which $26,879 and $64,677 was recorded in general and administrative expenses and $254 and $1,547 was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $270,788 for the three and six months ended June 30, 2017, of which $262,360 was recorded in general and administrative expenses and $8,428 was recorded in labor expense within restaurant operating expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – EQUITY, continued

Warrants

A summary of warrants activity during the six months ended June 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2017	521,045	$9.52	1.9
Issued	579,466	2.81
Exercised	-	-
Outstanding, June 30, 2018	1,100,511	5.76	2.2

Exercisable, June 30, 2018	1,100,511	$5.76	2.2

The grant date fair value of warrants granted during the six months ended June 30, 2018 and 2017 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk free interest rate	2.51 - 3.13%	1.57 - 1.59%	2.20 - 3.13%	1.57 - 1.59%
Expected term (years)	3.00	3.00	3.00	3.00
Expected volatility	55.37%	43.50%	53.68 - 55.37%	43.50%
Expected dividends	0.00%	0.00%	0.00%	0.00%

NOTE 15 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to June 30, 2018 and through the date of the issuance of these condensed consolidated financial statements, the Company opened two additional company-owned restaurants.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS, continued

Convertible Notes

During July 2018, the Company received an aggregate of $137,000 associated with the issuances of convertible promissory notes payable. The notes bear no stated interest or maturity date. The notes are convertible into shares of the Company’s stock upon the earlier of (a) six months from the issue date or (b) the first day the company’s stock is publicly traded or (c) converted at the option of the holder. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 68,500 shares of MMI’s common stock at an exercise price of $3.25 per share.

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

Subsequent to June 30, 2018, other convertible promissory notes with an aggregate principal amount of $951,000 were automatically converted into 951,000 shares of the Company’s common stock pursuant to the terms of the notes.

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

On May 14, 2019, the Company issued a $91,000 promissory note to a related party. The note has a stated interest rate of 15% over the original term of one year with monthly interest payments. The note becomes due in one year or the first day the Company trades publicly on an exchange.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS, continued

15% Senior Secured Convertible Notes, continued

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

In addition to the SPA Notes, the Investors also received warrants to purchase common stock of the Company (the “Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $1.20. In the event conversion price is adjusted as contemplated above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the Warrants on a cashless basis

The Securities Purchase Agreements require that until the Listing Event, Catalytic Capital LLC holds the right to designate one member and one observer to the board of directors of the Company and that the Company shall engage an investor relations firm mutually agreed to by the Company and Catalytic Capital LLC from the time of the Listing Event until six months after the Listing Event. The Company is also required to engage Insight Advisory as a consultant to provide business and financial advice.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS, continued

Employment Agreements

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS, continued

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

On May 5, 2019, the Company entered into an Employment Agreement with Rodney Silva. Pursuant to the Employment Agreement, Mr. Silva will be engaged as Vice President of Brand Development/Franchise Sales of the Company for a period of eighteen months unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Silva will be entitled to a base salary at the annualized rate of $150,000. Mr. Silva will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Silva is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

12% Secured Convertible Notes

During April 2019 through the date of the issuance of these condensed consolidated financial statements, Muscle USA entered into April 2019 SPA with the April 2019 Investors providing for the sale by the Company to the investors of April 2019 Notes in the aggregate amount of $3,000,000 (the “April 2019 Offering”).

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS, continued

12% Secured Convertible Notes, continued

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

The Company granted the Investors piggyback registration rights with respect to the shares of common stock underlying the Notes and the Warrants.

Litigations, Claims and Assessments

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

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of September 30, 2018. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a month commencing on January 25, 2019 ending May 24, 2019, (c) a one time payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a traunch of the 15% Senior Secured Convertible Notes and (d) on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second traunch of the 15% Senior Secured Convertible Notes. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

On December 12, 2018, the Company was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. Fountain Valley is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the Company entered into a settlement agreement and payment plan in the amount of $85,000. The Company agreed to make the following payments (i) $15,000 on or before March 15, 2019, and (ii) ten monthly installments of $7,000 commencing on April 15, 2019 and continuing monthly on the 15th day of each month though January 15, 2020.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS, continued

Litigations, Claims and Assessments, continued

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of June 30, 2018, the Company accrued for the liability in accrued expenses.

On May 6, 2019, the Company entered into a commission's payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of September 30, 2018. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months start on May 31, 2019. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

Consulting Agreement

During July 2019, the Company entered into a Consulting Agreement, effective as of July 1, 2019, with an advisory group to provide strategic business services in connection with a future offering. The term of the agreement is for one year. Pursuant to the terms of the agreement, the Company will issue 290,000 restricted shares of common stock on or before July 15, 2019, and agree to pay a cash fee of $75,000 upon signing the agreement.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of June 30, 2018 and 2017 and for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of June 30, 2018, our restaurant system included six Company-owned restaurants and thirty-four franchised restaurants.

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

As of June 30, 2018, we had an accumulated deficit of $22,183,834 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2017, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Consolidated Results of Operations

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

The following table represents selected items in our condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017, respectively:

	For the Three Months Ended
	June 30,
	2018	2017
Revenues:
Company restaurant sales, net of discounts	$940,484	$1,427,387
Franchise royalties and fees	502,918	368,610
Other revenues	93,561	129,325
Total Revenues	1,536,963	1,925,322

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	349,742	554,578
Labor	353,614	676,143
Rent	260,502	314,140
Other restaurant operating expenses	200,296	267,144
Total restaurant operating expenses	1,164,154	1,812,005
Costs of other revenues	46,646	59,618
Depreciation and amortization	49,021	87,396
General and administrative expenses	1,442,328	1,705,940
Total Costs and Expenses	2,702,149	3,664,959
Loss from Operations	(1,165,186)	(1,739,637)

Other (Expense) Income:
Other (expense) income	(6,215)	85,229
Interest (expense) income, net	(88,914)	477
Loss on sale of CTI	(456,169)	-
Amortization of debt discount	(647,251)	(117,461)
Total Other Expense, net	(1,198,549)	(31,755)

Net Loss Before Income Tax	(2,363,735)	(1,771,392)
Income tax provision	-	(31,820)
Net Loss	(2,363,735)	(1,803,212)
Net loss attributable to the non-controlling interest	5,186	(471,231)
Net Loss Attributable to Controlling Interest	$(2,368,921)	$(1,331,981)

Revenues

Company total revenues totaled $1,536,963 for the three months ended June 30, 2018 compared to $1,925,322 for the three months ended June 30, 2017. The 20.2% decrease was primarily attributable to four stores that closed prior to and four stores during the quarter, offset by an increase in recognition of deferred initial franchise fees.

We generated restaurant sales, net of discounts, of $940,484 for the three months ended June 30, 2018 compared to $1,427,387, for the three months ended June 30, 2017. This represented a decrease of $486,903, or 34.1%, which resulted primarily attributable to four stores that closed prior to and four stores during the quarter.

Franchise royalties and fees for the three months ended June 30, 2018 and June 30, 2017 totaled $502,918 compared to $368,610, respectively. The $134,308 increase is primarily attributable to recognitions of deferred revenue for franchise agreements due to franchisee store openings and increase vendor rebates as compared to prior period, offset by a decrease in royalties.

Other revenues decreased from $129,325 for the three months ended June 30, 2017 to $93,561 for the three months ended June 30, 2018, representing a decrease of $35,764 or 27.7%. The decrease is primarily attributed to the sale of CTI in May 2018.

Operating Costs and Expenses

Restaurant food and beverage costs for the three months ended June 30, 2018 and June 30, 2017 totaled $349,742, or 37.2%, as a percentage of restaurant sales, and $554,578, or 38.9%, as a percentage of restaurant sales, respectively. The $204,836 decrease results primarily from store closures prior to and during the quarter.

Restaurant labor for the three months ended June 30, 2018 and June 30, 2017 totaled $353,614, or 37.6%, as a percentage of restaurant sales, and $676,143, or 47.4%, as a percentage of restaurant sales, respectively. The $322,529 decrease results primarily from store closures prior to and during the quarter. The decrease as a percentage of restaurant sales is primarily attributable to improved efficiencies.

Restaurant rent expense for the three months ended June 30, 2018 and June 30, 2017 totaled $260,502, or 27.7%, as a percentage of restaurant sales, and $314,140, or 22.0%, as a percentage of restaurant sales, respectively. The decrease in rent expense is primarily due to store closures prior to and during the quarter.

Other restaurant operating expenses for the three months ended June 30, 2018 and June 30, 2017 totaled $200,296, or 21.3% as a percentage of restaurant sales, and $267,144, or 18.7% as a percentage of restaurant sales, respectively. The $66,848 decrease is primarily due to store closures prior to and during the quarter.

Cost of other revenues for the three months ended June 30, 2018 and June 30, 2017 totaled $46,646, or 49.9%, as a percentage of other revenues, and $59,618, or 46.1%, as a percentage of other revenues, respectively. The $12,972 decrease is primarily due to the sale of CTI during the period.

Depreciation and amortization expense for the three months ended June 30, 2018 and June 30, 2017 totaled $49,021 and $87,396, respectively. The $38,375 decrease is primarily attributable to lower depreciation expense of property and equipment due to store closures and impairment of property and equipment taken in the latter part of 2017.

General and administrative expenses for the three months ended June 30, 2018 and June 30, 2017 totaled $1,442,328, or 93.8% of total revenues, and $1,705,940, or 88.6% of total revenues, respectively. The $263,612 decreases is primarily attributable to less expenses incurred for developing the company’s corporate infrastructure. The decrease is also attributed to a decrease in third party accounting and legal fees of approximately $132,000 as the company used less temporary accounting services and incurred fewer legal reorganizational research to facilitate SEC financial statement preparation. In addition, there were decreases of approximately $232,000 in salaries, wages and benefits, approximately $236,000 in stock-based compensation for restricted stock issued in the prior period as compared to the current period, approximately $91,000 in CTI expenses due to the sale of CTI, approximately $33,000 in marketing expenses, and approximately $97,000 in travel expenses, offset by an increase of approximately $511,000 in consulting expenses.

Loss from Operations

Our loss from operations for the three months ended June 30, 2018 and June 30, 2017 totaled $1,165,186 or 75.8% of total revenues and $1,739,637, or 90.4% of total revenues, respectively. This resulted in a decrease of $574,451 in loss from operations which is primarily attributable to a decrease in total costs and expenses of approximately $963,000, partially offset by the decrease in total revenues of approximately $388,000,

Other (Expense) Income

Other (expense) income for the three months ended June 30, 2018 and June 30, 2017 totaled $(1,198,549) and $(31,755), respectively. The $1,166,794 increase in expense was primarily attributable to an increase in amortization of debt discounts of $529,790 in connection with convertible notes payable and a loss on sale of CTI of $456,169.

Net Loss

Our net loss for the three months ended June 30, 2018 increased by $560,523 to $2,363,735 as compared to $1,803,212 for the three months ended June 30, 2017, resulting primarily from a significant increase in other (expenses) income as discussed above, partially offset by a decrease in loss of operations as discussed above. Our net loss attributable to the controlling interest was $2,368,921 and $1,331,981 for the three months ended June 30, 2018 and June 30, 2017, respectively.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

The following table represents selected items in our condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017, respectively:

	For the Six Months Ended
	June 30,
	2018	2017
Revenues:
Company restaurant sales, net of discounts	$2,524,741	$2,658,015
Franchise royalties and fees	805,892	937,217
Other revenues	244,633	295,590
Total Revenues	3,575,266	3,890,822

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	927,230	982,798
Labor	1,117,124	1,232,628
Rent	579,224	596,806
Other restaurant operating expenses	619,613	519,063
Total restaurant operating expenses	3,243,191	3,331,295
Costs of other revenues	114,388	113,481
Depreciation and amortization	97,952	167,872
General and administrative expenses	2,834,574	3,532,587
Total Costs and Expenses	6,290,105	7,145,235
Loss from Operations	(2,714,839)	(3,254,413)

Other (Expense) Income:
Other (expense) income	(5,619)	85,229
Interest (expense) income, net	(731,500)	760
Loss on sale of CTI	(456,169)	-
Amortization of debt discount	(1,646,591)	(3,761,090)
Total Other Expense, net	(2,839,879)	(3,675,101)

Net Loss Before Income Tax	(5,554,718)	(6,929,514)
Income tax provision	-	(63,641)
Net Loss	(5,554,718)	(6,993,155)
Net loss attributable to the non-controlling interest	(2,071)	(1,818,064)
Net Loss Attributable to Controlling Interest	$(5,552,647)	$(5,175,091)

Revenues

Company total revenues totaled $3,575,266 for the six months ended June 30, 2018 compared to $3,890,822 for the six months ended June 30, 2017. The 8.1% decrease was primarily attributable to the eight store closures during the six months ended June 30. 2018.

We generated restaurant sales, net of discounts, of $2,524,741 for the six months ended June 30, 2018 compared to $2,658,015, for the six months ended June 30, 2017. This represented a decrease of $133,274, or 5.0%, which resulted primarily from the eight store closures during the six months ended June 30, 2018.

Franchise royalties and fees for the six months ended June 30, 2018 and June 30, 2017 totaled $805,892 compared to $937,217, respectively. The $131,325 decrease is primarily attributable to lower recognitions of deferred revenue for franchise agreements as fewer locations opened and/or terminated as compared to prior period, partially offset by an increase in vendor rebates of $64,871.

Other revenues decreased from $295,590 for the six months ended June 30, 2017 to $244,633 for the six months ended June 30, 2018, representing a decrease of $50,957 or 17.2%. The decrease is primarily attributed to the sale of CTI during the six months ended June 30, 2018.

Operating Costs and Expenses

Restaurant food and beverage costs for the six months ended June 30, 2018 and June 30, 2017 totaled $927,230, or 36.7%, as a percentage of restaurant sales, and $982,798, or 37.0%, as a percentage of restaurant sales, respectively. The $55,568 decrease results primarily from the eight store closures during the six months ended June 30, 2018.

Restaurant labor for the six months ended June 30, 2018 and June 30, 2017 totaled $1,117,124, or 44.2%, as a percentage of restaurant sales, and $1,232,628, or 46.4%, as a percentage of restaurant sales, respectively. The $115,504 decrease results primarily from store closures during the six months ended June 30, 2018. The decrease as a percentage of sales is primarily attributable to improved efficiencies.

Restaurant rent expense for the six months ended June 30, 2018 and June 30, 2017 totaled $579,224, or 22.9%, as a percentage of restaurant sales, and $596,806, or 22.5%, as a percentage of restaurant sales, respectively. The decrease in rent expense is primarily due to the eight store closures during the six months ended June 30, 2018.

Other restaurant operating expenses for the six months ended June 30, 2018 and June 30, 2017 totaled $619,613, or 24.5% as a percentage of restaurant sales, and $519,063, or 19.5% as a percentage of restaurant sales, respectively. The $100,550 increase is primarily attributed to increased costs associated with operating expenses and an increase in merchant card fees due to increase sales using third party delivery services.

Cost of other revenues for the six months ended June 30, 2018 and June 30, 2017 totaled $114,388, or 46.8%, as a percentage of other revenue, and $113,481, or 38.4%, as a percentage of other revenue, respectively. The increase in percentage of other revenues results primarily from increase in hardware and software costs compared to the prior period.

Depreciation and amortization expense for the six months ended June 30, 2018 and June 30, 2017 totaled $97,952 and $167,872, respectively. The $69,920 decrease is primarily attributable to lower depreciation expense of property and equipment due to store closures and impairment of property and equipment taken in the latter part of 2017.

General and administrative expenses for the six months ended June 30, 2018 and June 30, 2017 totaled $2,834,574, or 79.3% of total revenues, and $3,532,587, or 90.8% of total revenues, respectively. The $698,013 decrease is primarily attributable to less expenses incurred for developing the company’s corporate infrastructure The decrease is also attributed to a decrease in third party accounting and legal fees of approximately $398,000 as the company used less temporary accounting services and incurred fewer legal reorganizational research to facilitate SEC financial statement preparation. In addition, there were decreases of approximately $232,000 in salaries, wages and benefits, approximately $198,000 in stock-based compensation for restricted stock issued in the prior period as compared to the current period, approximately $138,000 in CTI expenses due to the sale of CTI and approximately $205,000 in marketing expenses. Partially offset by an increase of approximately $509,000 in consulting expenses.

Loss from Operations

Our loss from operations for the six months ended June 30, 2018 and June 30, 2017 totaled $2,714,839 or 75.9% of total revenues and $3,254,413, or 83.6% of total revenues, respectively. This resulted in a decrease of $539,574 in loss from operations which is primarily attributable to a decrease in general and administrative expenses of approximately $698,000.

Other (Expense) Income

Other (expense) income for the six months ended June 30, 2018 and June 30, 2017 totaled $(2,839,879) and $(3,675,101), respectively. The $835,222 decrease in expense was primarily attributable to a decrease in amortization of debt discount of approximately $2,114,000 in connection with convertible notes payable as compared to the prior period, partially offset by an increase in interest expense of $732,260 incurred in connection with the default of a notes payable, accrued interest on notes and interest expense incurred in connection with warrants and the loss on sale of CTI of approximately $456,000.

Net Loss

Our net loss for the six months ended June 30, 2018 decreased by $1,438,437 to $5,554,718 as compared to $6,993,155 for the six months ended June 30, 2017, resulting primarily from significant decrease in loss of operations and in other (expense) income as discussed above. Our net loss attributable to the controlling interest was $5,552,647 and $5,175,091 for the six months ended June 30, 2018 and June 30, 2017, respectively.

Liquidity and Capital Resources

Liquidity.

We measure our liquidity in a number of ways, including the following:

	June 30, 2018	December 31, 2017
Cash	$283,903	$78,683
Working Capital Deficiency	$(4,777,953)	$(4,306,947)
Convertible notes payable, including related parties and Former Parent, net of debt discount of $1,551,355 and $0, respectively	$1,090,874	$2,349,340
Other notes payable, including related parties	$1,195,294	$555,000

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $4,777,953 and $22,183,834, respectively, as of June 30, 2018, plus our use of $1,312,858 of cash in operating activities during the six months ended June 30, 2018, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

During prior periods, our operations have primarily been funded through proceeds from American Restaurant Holdings in exchange for equity and debt.

Our principal source of liquidity to date has been provided from American Restaurant Holdings, who is a private equity restaurant group, by loans from related and unrelated third parties and the sale of common stock through private placements. More specifically, American Restaurant Holdings has invested approximately $5 million in growth capital into Muscle Maker to date.

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

Sources and Uses of Cash for the six months ended June 30, 2018 and June 30, 2017

During the six months ended June 30, 2018 and 2017, we used cash of $1,312,858 and $1,459,544, respectively, in operations. Our net cash used in operating activities for the six months ended June 30, 2018 was primarily attributable to our net loss of $5,554,718, adjusted for net non-cash items in the aggregate amount of $3,473,758, partially offset by $768,102 of net cash provided by changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the six months ended June 30, 2017 was primarily attributable to our net loss of $6,993,155, adjusted for net non-cash items in the aggregate amount of $4,566,548, partially offset by $967,063 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2018, net cash used in investing activities was $12,148, of which $43,834 was used to purchase property and equipment and to issue loans to franchisees in the amount of $9,689, partially offset by $41,375 of loans repayments by franchisees and a related party. During the six months ended June 30, 2017, cash used in investing activities was $670,875, which was used to purchase property and equipment of $523,225 and to issue loans to franchisees and a related party in the net amount of $219,889, partially offset by $72,239 of loans repayments by franchisees and a related party.

Net cash provided by financing activities for the six months ended June 30, 2018 was $1,530,226 of which $650,000 proceeds from convertible notes from other related parties, $384,000 proceeds from convertible notes to various parties, $460,000 proceeds from other notes payables, $85,576 net proceeds from initial public offering and $180,000 proceeds from the sale of restricted common stock, offset by $100,000 repayments of convertible notes payable and other notes payable and $129,350 net repayments of advances to Former Parent. Net cash provided by financing activities for the six months ended June 30, 2017 was $2,025,671, of which, $1,319,783 was proceeds from convertible notes to Former Parent, partially offset by $369,122 of repayments made to Former Parent. Additionally, the company received proceeds from the issuance for convertible debt to 3rd parties totaling $1,075,000.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the six months ended June 30, 2018.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position of the Company at June 30, 2018 and December 31, 2017 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2018 and 2017 presented herein in conformity with U.S. generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2018:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2018, Stratford Road Partners, LLC (“Stafford”) filed suit against us and our subsidiary for non-payment of rent in the small Claims court in the state of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord.

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

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of September 30, 2018. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a month commencing on January 25, 2019 ending May 24, 2019, (c) a one time payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a traunch of the 15% Senior Secured Convertible Notes and (d) on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second traunch of the 15% Senior Secured Convertible Notes. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of June 30, 2018, the Company accrued for the liability in accrued expenses.

On May 6, 2019, the Company entered into a commission's payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of September 30, 2018. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months start on May 31, 2019. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

A convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against MMB, LLC, a subsidiary of the Company, for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs are $171,035. A default judgement was entered against MMB, LLC.

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability for approximately $363,852 as of June 30, 2018 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

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

During the year ended December 31, 2017, the Company issued in connection with the issuances of the convertible promissory notes, three-year warrants for the purchase of an aggregate of 84,736 shares of the Company’s common stock exercisable at the Conversion Price

During the six months ended June 30, 2018, the Company issued 553,425 shares of its common stock upon automatic conversion of various convertible notes in the aggregate principal amount of $899,340 and 180,000 shares of common stock of the company to various investors at a purchase price of $1.00 per share providing $180,000 of proceeds to the Company.

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

Date: July 12, 2019	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

