Form 10-Q
period 2018-09-30
Muscle Maker, Inc.
filed 2019-07-26
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of July 26, 2019, there were 11,797,637 shares of common stock outstanding.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

MUSCLE MAKER, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash	$766,801	$78,683
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $4,500 as of September 30, 2018 and December 31, 2017, respectively	162,972	152,256
Inventory	40,982	92,768
Current portion of loans receivable, net of allowance of $55,000 at September 30, 2018 and December 31, 2017, respectively	21,430	20,146
Current portion of loans receivable from related party, net of allowance of $0 and $45,000 at September 30, 2018 and December 31, 2017, respectively	650	9,704
Prepaid expenses and other current assets	24,244	23,287
Total Current Assets	1,017,079	376,844
Property and equipment, net	497,318	517,002
Intangible assets, net	3,118,705	3,181,880
Loans receivable - non current	110,272	150,522
Security deposits and other assets	33,532	21,401
Total Assets	$4,776,906	$4,247,649

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,275,249	$2,710,193
Convertible notes payable	100,000	150,000
Other notes payable	-	20,000
Deferred revenue	1,437,062	1,391,860
Deferred rent, current	14,304	25,620
Payable to Former Parent, current	-	16,995
Other current liabilities	599,650	369,123
Total Current Liabilities	5,426,265	4,683,791
Convertible notes payable, net of debt discount of $1,105,722 and $0 at September 30, 2018 and December 31, 2017, respectively	1,255,278	1,899,340
Convertible notes payable, related parties, net of debt discount of $315,643 and $0 at September 30, 2018 and December 31, 2017, respectively	645,240	300,000
Convertible notes payable to Former Parent, net of debt discount of $54,062 and $0 at September 30, 2018 and December 31, 2017, respectively	17,513	-
Other notes payable	860,294	200,000
Other notes payable, related parties	335,000	335,000
Deferred rent, non-current	39,660	31,313
Total Liabilities	8,579,250	7,449,444

Commitments and Contingencies

Stockholders’ Deficit:

Common stock, no par value, 100,000,000 shares authorized, 9,476,803 and 7,637,855 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	15,275,107	13,367,549
Additional paid-in capital	4,250,940	552,670
Accumulated deficit	(23,328,391)	(17,052,086)
Total Controlling Interest	(3,802,344)	(3,131,867)
Non-controlling interest	-	(69,928)
Total Stockholders’ Deficit	(3,802,344)	(3,201,795)
Total Liabilities and Stockholders’ Deficit	$4,776,906	$4,247,649

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Company restaurant sales, net of discounts	$721,300	$1,300,638	$3,246,041	$3,958,653
Franchise royalties and fees	324,080	791,716	1,129,972	1,728,933
Other revenues	-	262,879	244,633	558,469
Total Revenues	1,045,380	2,355,233	4,620,646	6,246,055

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	266,678	639,518	1,193,908	1,622,316
Labor	266,817	687,813	1,383,941	1,920,441
Rent	253,528	318,831	832,752	915,637
Other restaurant operating expenses	145,382	351,905	764,995	870,968
Total restaurant operating expenses	932,405	1,998,067	4,175,596	5,329,362
Costs of other revenues	-	97,082	114,388	210,563
Depreciation and amortization	47,663	140,535	145,615	308,407
Impairment of intangible assets	-	410,225	-	410,225
Impairment of goodwill	-	2,521,468	-	2,521,468
General and administrative expenses	913,700	2,352,007	3,748,274	5,884,594
Total Costs and Expenses	1,893,768	7,519,384	8,183,873	14,664,619
Loss from Operations	(848,388)	(5,164,151)	(3,563,227)	(8,418,564)

Other (Expense) Income:
Other income	65,933	2,798	60,314	88,027
Interest (expense) income, net	(94,655)	6,392	(826,155)	7,152
Loss on sale of CTI	-	-	(456,169)	-
Amortization of debt discounts	(267,358)	(195,702)	(1,914,038)	(3,956,792)
Total Other Expense, Net	(296,080)	(186,512)	(3,136,048)	(3,861,613)

Net Loss Before Income Tax	(1,144,468)	(5,350,663)	(6,699,275)	(12,280,177)
Income tax provision	-	(31,821)	-	(95,462)
Net Loss	(1,144,468)	(5,382,484)	(6,699,275)	(12,375,639)
Net loss attributable to the non-controlling interest	-	(518,550)	(2,071)	(2,336,614)
Net Loss Attributable to Controlling Interest	$(1,144,468)	$(4,863,934)	$(6,697,204)	$(10,039,025)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(0.14)	$(0.84)	$(0.81)	$(1.81)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	8,342,481	5,773,819	8,229,176	5,559,504

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

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2017	7,637,855	$13,367,549	$552,670	$(17,052,086)	$(3,131,867)	$(69,928)	$(3,201,795)
Issuance of restricted stock	26,286	-	-	-	-	-	-
Shares issued for common stock	180,000	180,000	-	-	180,000	-	180,000
Restricted stock issued as compensation for services	250,000	250,000	-	-	-	-	250,000
Beneficial conversion feature - Convertible Notes	-	-	2,719,671	-	2,719,671	-	2,719,671
Beneficial conversion feature - Convertible Note to Former Parent	-	-	475,000	-	475,000	-	475,000
Warrants issued in connection with common stock and convertible debt	-	-	159,781	-	159,781	-	159,781
Warrants issued and recorded as debt discount in connection with notes payable	-	-	343,818	-	343,818	-	343,818
Initial public offering on March 29, 2018, net of underwriter's discount and offering cost of $58,798	44,153	85,576	-	-	85,576	-	85,576
Conversion of convertible note payable to Former Parent into common stock	785,084	392,542	-	-	392,542	-	392,542
Conversion of convertible notes payable into common stock	553,425	899,340	-	-	899,340	-	899,340
Stock-based compensation:
Amortization of restricted common stock	-	100,100	-	-	100,100	-	100,100
Sale of interest in CTI	-	-	-	420,899	420,899	71,999	492,898
Net loss	-	-	-	(6,697,204)	(6,697,204)	(2,071)	(6,699,275)

Balance - September 30, 2018	9,476,803	$15,275,107	$4,250,940	$(23,328,391)	$(3,802,344)	$-	$(3,802,344)

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(6,699,275)	$(12,375,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,615	308,407
Accretion of interest expense	234,044	-
Interest expense related to issuances of warrants	305,055	-
Stock-based compensation	350,100	575,135
Loss on sale of CTI	456,169	-
Options issued to franchisees	-	47,583
Restricted stock issued as compensation for services	-	170,000
Amortization of debt discounts	1,914,038	3,956,792
Impairment of intangible asset	-	410,225
Impairment of Goodwill	-	2,521,468
Bad debt expense	52,170	33,878
Deferred rent	(2,969)	112,563
Deferred income tax provision	-	95,462
Expenses paid by Former Parent	620,464	265,323
Changes in operating assets and liabilities:
Accounts receivable	(149,510)	(136,774)
Inventory	51,786	(25,958)
Prepaid expenses and other current assets	(1,257)	12,440
Security deposits and other assets	(12,131)	(8,024)
Accounts payable and accrued expenses	698,984	1,096,716
Deferred revenue	53,312	113,964
Other current liabilities	230,527	186,816
Total Adjustments	4,946,397	9,736,016
Net Cash Used in Operating Activities	(1,752,878)	(2,639,623)

Cash Flows from Investing Activities
Purchases of property and equipment	(78,754)	(580,384)
Issuance of loans receivable	(9,689)	(56,250)
Issuance of loans receivable - related parties	-	(4,389)
Collections from loans receivable	48,655	94,031
Collections from loans receivable - related party	6,667	17,496
Net Cash Used in Investing Activities	(33,121)	(529,496)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	-	50,000
Proceeds from issuance of restricted stock	180,000	420,000
Proceeds from initial public offering, net of underwriter’s discount and offering costs	85,576	-
Repayments to Former Parent, net	(132,459)	(182,004)
Repayments of convertible notes payable	(50,000)	-
Repayments of other note payable	(50,000)	-
Proceeds from convertible notes payable	1,331,000	1,250,000
Proceeds from convertible notes payable - related parties	650,000	300,000
Proceeds from other notes payable	460,000	-
Proceeds from convertible notes payable to Former Parent	-	1,138,800
Net Cash Provided by Financing Activities	2,474,117	2,976,796

Net Increase (Decrease) in Cash	688,118	(192,323)
Cash - Beginning of Period	78,683	335,724
Cash - End of Period	$766,801	$143,401

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Nine Months Ended
	September 30,
	2018	2017

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$39,129	$876

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$3,194,671	$1,085,985
Warrants issued in connection with convertible debt	$159,781	$170,958
Conversion of convertible notes payable to Former Parent into common stock	$392,542	$5,361,177
Conversion of notes payable into common stock	$899,340	$-
Loan receivable advanced by Former Parent	$-	$162,500
Accounts payable associated with purchases of property and equipment	$-	$190,000
Warrants issued and recorded as debt discount in connection with notes payable	$343,818	$-
Convertible note issued to Former Parent in exchange for payable to Former Parent	$475,000	$517,915

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

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of September 30, 2018, the Company’s restaurant system included five company-owned restaurants, and thirty-five franchise restaurants. Two company-owned restaurants were subsequently opened for operation as of the date of the issuance of these condensed consolidated financial statements. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of September 30, 2018, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $766,801, $4,409,186, and $23,328,391, respectively. During the three and nine months ended September 30, 2018, the Company incurred a pre-tax net loss of $1,144,468 and $6,699,275, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these consolidated financial statements.

The Company’s operations have primarily been funded through proceeds from the issuance of equity and debt. Subsequent to September 30, 2018, the Company received an aggregate of $3,784,000 associated with the issuances of convertible promissory notes payable and warrants to various lenders. (See Note 15 – Subsequent Events -15% Senior Secured Convertible Notes). In addition, during April 2019 through the date of the issuance of these condensed consolidated financial statements, Muscle USA. entered into securities purchase agreements (“April 2019 SPA”) with several accredited investors (the “April 2019 Investors”) providing for the sale by the Company to the investors of 12% secured convertible notes (“April 2019 Notes”) in the aggregate amount of $3,000,000 (the “April 2019 Offering”). (See Note 15 – Subsequent Events – 12% Secured Convertible Notes).

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, included in this filing. The balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, the Company did not have any derivative liabilities on its balance sheets.

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

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $59,260 and $268,588 during the three and nine months ended September 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from rebates of $239,398 and $383,855 during the three and nine months ended September 30, 2017, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI which was sold in May 2018,, the Company derived revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $0 and $244,633 of revenues from these technology sales and services during the three and nine months ended September 30, 2018, respectively. The Company recorded $262,879 and $558,469 of revenues from these technology sales and services during the three and nine months ended September 30, 2017, respectively.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $3,638 and $23,237 for the three and nine months ended September 30, 2018, respectively, and approximately $257,149 and $481,897 for the three and nine months ended September 30, 2017, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising costs incurred related to our national advertising fund are netted with contributions from our Company-owned stores and our franchisees.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants and stock options from the conversion of convertible debt and the vesting of restricted stock.

The following securities are excluded from the calculation of weighted average diluted common shares at September 30, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive:

	September 30,
	2018	2017
Warrants	1,507,048	521,045
Options	33,750	33,750
Convertible debt	2,972,070	953,846
Total potentially dilutive shares	4,512,868	1,508,641

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 81% and 77% of the Company’s purchases for the three and nine months ended September 30, 2018, respectively. Purchases from the Company’s largest supplier totaled 81% and 84% of the Company’s purchases for the three and nine months ended September 30, 2017, respectively.

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

Reclassifications

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its condensed consolidated financial statements and disclosures.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 for private companies and emerging growth public companies until annual and interim periods beginning on or after December 15, 2019. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, ”Intangibles - Goodwill and Other (Topic 350)” (“ASU 2017-04”) Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. It affects public entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently reviewing the new standard and assessing the impact of its adoption.

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

NOTE 4 – SALE OF CTI

On May 24, 2018, the Company entered into a stock purchase agreement between John Guild, JohnG Solutions LLC and CTI in which the Company agreed to sell their 70% ownership in CTI for a total purchase price of $1.00. During the nine months ended September 30, 2018, the Company recorded a loss of $456,169 related to the sale of CTI, as follows:

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 5 - LOANS RECEIVABLE

At September 30, 2018 and December 31, 2017, the Company’s loans receivable consists of the following:

	September 30, 2018	December 31, 2017
Loans receivable, net	$131,702	$170,668
Less: current portion	(21,430)	(20,146)
Loans receivable, non-current	$110,272	$150,522

Loans receivable includes loans to franchisees totaling, in the aggregate, $131,702 and $170,668, net of reserves for uncollectible loans of $55,000 at September 30, 2018 and December 31, 2017. The loans have original terms ranging from 6 months to 5 years, earn interest at rates ranging from 0% to 5%, and are being repaid on a weekly or monthly basis.

NOTE 6 – LOANS RECEIVABLE FROM RELATED PARTIES

At September 30, 2018 and December 31, 2017, the Company’s loans receivable from related parties consist of the following:

	September 30, 2018	December 31, 2017
Loans receivable from related parties, net	$650	$9,704
Less: current portion	(650)	(9,704)
Loans receivable from related parties, non-current	$-	$-

Included in loans receivable from related parties at September 30, 2018 and December 31, 2017, is $650 and $9,704, net of reserve for uncollectible related party loans of $0 and $45,000, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2018, and December 31, 2017 property and equipment consists of the following:

	September 30, 2018	December 31, 2017

Furniture and equipment	$200,401	$189,401
Leasehold improvements	534,972	472,218
	735,373	661,619
Less: accumulated depreciation and amortization	(238,055)	(144,617)
Property and equipment, net	$497,318	$517,002

Depreciation expense amounted to $31,580 and $95,526 for the three and nine months ended September 30, 2018, respectively. Depreciation expense amounted to $114,791 and $225,726 for the three and nine months ended September 30, 2017, respectively.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 –INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements and a non-compete agreement, which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Non-Compete Agreement	Total

Intangible assets, net at December 31, 2017	$2,524,000	$642,429	$15,451	$3,181,880
Amortization expense	-	(47,724)	(2,365)	(50,089)
Sale of CTI	-	-	(13,086)	(13,086)
Intangible assets, net at September 30, 2018	$2,524,000	$594,705	$-	$3,118,705

Weighted average remaining amortization period at September 30, 2018 (in years)		9.3	0.0

Amortization expense related to intangible assets amounted to $16,083 and $50,089 for the three and nine months ended September 30, 2018, respectively. Amortization expense related to intangible assets amounted to $25,744 and $82,681 for the three and nine months ended September 30, 2017, respectively.

NOTE 9 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$863,714	$1,425,281
Accrued payroll	190,892	150,709
Accrued vacation	72,449	93,477
Accrued professional fees	425,363	318,379
Accrued board members fees	106,500	31,500
Accrued rent expense	701,583	284,999
Sales taxes payable (1)	322,573	355,692
Accrued interest	277,626	24,275
Other accrued expenses	314,549	25,881
	$3,275,249	$2,710,193

(1)	See Note 13 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 – DEFERRED REVENUE

At September 30, 2018 and December 31, 2017, deferred revenue consists of the following:

	September 30, 2018	December 31, 2017
Customer deposits	$-	$18,179
Franchise fees	1,343,607	1,223,608
Unearned vendor rebates	93,455	150,073
	$1,437,062	$1,391,860

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
Gift card liability	$118,431	$107,568
Marketing and co-op advertising fund liability	481,219	261,555
	$599,650	$369,123

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

In January 2018, the Company and certain note holders, including related parties, agreed to extend the maturity date of convertible notes payable in the aggregate principal amount of $1,591,800 to be upon the earlier of the closing of the initial public offering, but no later than July 29, 2018. See Note 15 – Subsequent Events – Convertible Notes for details related to further extensions of the convertible notes subsequent to September 30, 2018.

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

From September 12, 2018 through September 27, 2018, the Company entered into Securities Purchase Agreements (“SPA”) with several accredited investors (the “Investors”) providing for the sale by the Company to the investors of 15% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate amount of $810,000 (the “September 2018 Offering”). The Notes bear interest at 15% per annum paid quarterly and mature 18 months from issuance.

The Investors may elect to convert all or part of the SPA Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $1.00 (the “Fixed Conversion Price”); provided, however, in the event the per share price of a public offering multiplied by sixty percent (60%) at the time of the listing of the shares of common stock on an exchange (the “Listing Event”) is less than $1.00 (the “Discounted Public Offering Price”) then the conversion price shall be reset to equal the Discounted Public Offering Price. In the event the Investors are required to execute a Lock Up Agreement in which the investor agrees not to transfer, offer, pledge, sell, contract to sell, grant any options for the sale of or otherwise dispose of, directly or indirectly, any shares of common stock or other securities held by such Investor for a period to be determined by the underwriter, concurrent with a public offering at the time of the Listing Event, then the Fixed Conversion Price shall be $0.75 and the Discounted Public Offering Price shall be the public offering multiplied by forty five percent (45%) at the time of the Listing Event. Upon the occurrence of a Listing Event or the sale or license of all or substantially all of the Company’s assets (a “Liquidity Event”), the entire unpaid and outstanding principal amount and any accrued interest thereon under this SPA Notes shall automatically convert in whole without any further action by the Holder.

In addition to the SPA Notes, the Investors also received warrants to purchase common stock of 405,000 shares of the Company (the “Warrants”). The Investors are entitled to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $1.20. In the event conversion price is adjusted as contemplated above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the Warrants on a cashless basis.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 –NOTES PAYABLE, continued

Convertible Notes, continued

The SPA require that until the Listing Event, the Investors hold the right to designate one member and one observer to the board of directors of the Company and that the Company shall engage an investor relations firm mutually agreed to by the Company and Investors from the time of the Listing Event until six months after the Listing Event.

The Company granted the Investors piggy back registration rights with respect to the shares of common stock underlying the SPA Notes and the Warrants.

During the nine months ended September 30, 2018, convertible notes with an aggregate amount of $899,340 were automatically converted into 553,425 shares of the Company’s common stock pursuant to the terms of the notes.

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrant at the date of grant of is also recorded as a debt discount. For the nine months ended September 30, 2018 the Company recorded aggregate debt discounts of $343,818 and $3,194,671, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes and for the nine months ended September 30, 2017 the Company recorded aggregate debt discounts of $0 and $1,085,985, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes, which were amortized over the expected terms of the respective notes.

Convertible Notes Payable to Former Parent

On April 6, 2018, the Company issued a $475,000 convertible promissory note (the “2018 ARH Note”) to the Former Parent for services rendered and expense paid on behalf of the Company. The 2018 ARH Note has no stated interest rate or maturity date and is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share at a time to be determined by the lender.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 –NOTES PAYABLE, continued

Other Notes Payable, continued

On January 24, 2018, the Company entered into a promissory note with an unrelated third party in the principal amount of $511,765 with a maturity date of March 30, 2018. The note is issued with a 15% original issue discount of which the Company received cash proceeds of $435,000. In connection with the promissory note, the Company issued three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $155,104 has been amortized over the terms of the note and was recorded as interest. The warrant contains a cashless exercise provision and piggyback registration rights as to the common stock underlying the warrants subsequent to the filing and effectiveness of the Form 8-A with the SEC following the closing of the initial public offering. In the event of default, the principal amount of the note is to be increased by 30% of the original principal amount and another three-year warrant for the purchase of an additional 78,333 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price, which together with the original warrant would constitute 100% warrant coverage. On March 30, 2018, the Company had defaulted on the loan and as a result the principal interest amount of the note has increase by $153,529 and the Company issued the additional three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $149,951 has been recorded as interest expense. The Company has since defaulted on the note and the note was subsequently converted into Secured Convertible Promissory Notes (see Note 15 Subsequent Events - 15% Senior Secured Convertible Notes for details related to other notes payable converted into SPA Notes).

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

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. As of September 30, 2018, the Company has accrued for the liability in accounts payable and accrued expenses.

On or about April 5, 2018, the Company and Former Parent, Inc entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at Belmont location. The settlement calls for monthly payments of $8,333 thru March 2019. As of September 30, 2018, the Company has accrued for the liability in accounts payable and accrued expenses. See details related to settlement above.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

In May 2018, Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of September 30, 2018, the Company has accrued for the liability in accounts payable and accrued expenses.

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

Consulting Agreement

On September 12, 2018, the Company entered into a Consulting Agreement with a professional business and financial expert to provide the Company financial and business advice including, but not limited, to discussing financing, potential business opportunities and potential acquisition. In addition, the consultant will help the Company select an underwriter to conduct an offering and will work with Company to prepare for the offering. Upon acceptance of the agreement the Company agreed to pay $140,000 in cash and to issue 250,000 restricted shares of the Company’s common stock on or before September 30, 2018. The Company accrued for the $140,000 as of September 30, 2018. See Note 14 – Equity - Restricted Common Stock for details related to the issuance of the restricted stock. In addition, the Company agrees to pay the following additional fees (i) $70,000 in cash and 70,000 in restricted shares upon performance of the first milestone per the SPA agreement, (ii) $70,000 in cash and 70,000 in restricted shares upon performance of the second milestone per the SPA agreement and (iii) $150,000 in cash and 200,000 in restricted shares upon the completion of both the contract and the Company’s offering. As of September 30, 2018, the milestones has not been achieved therefore the consultant has not yet earned the additional fees.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued $322,573 and $355,692 which includes interest as of September 30, 2018 and December 31, 2017, respectively, related to this matter.

NOTE 14 – EQUITY

Common Stock

During the nine months ended September 30, 2018, the Company sold 180,000 shares of common stock of the company to various investors at a purchase price of $1.00 per share providing $180,000 of proceeds to the Company.

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

Restricted Common Stock

During September 30, 2018, the Company issued 250,000 restricted common stock of the Company to a consultant at a price of $1.00 per share. The shares are fully vested on the date of grant. See Note 13 - Commitments and Contingencies – Consulting Agreement.

At September 30, 2018, the unamortized value of the restricted common stock was $301,666. The unamortized amount will be expensed over a weighted average period of 2.26 years. A summary of the activity related to the restricted common stock for the nine months ended September 30, 2018 is presented below:

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – EQUITY, continued

Restricted Common Stock, continued

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2018	97,177	$6.82
Granted	250,000	1.00
Forfeited	(28,449)	9.33
Vested	(276,286)	1.77
Outstanding at September 30, 2018	42,442	$7.11

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $33,876 and $350,100 for the three and nine months ended September 30, 2018, respectively, of which $33,102 and $347,779 was recorded in general and administrative expenses and $774 and $2,321 was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $474,348 and $745,135, respectively, for the three and nine months ended September 30, 2017, of which $301,660 and $564,020, respectively, was recorded in general and administrative expenses and $2,688 and $11,115, respectively, was recorded in labor expense within restaurant operating expenses and $170,000 and $170,000, respectively, was recorded in consulting expenses.

Warrants

A summary of warrants activity during the nine months ended September 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2017	521,045	$9.03	1.9
Issued	1,052,966	2.22
Exercised	-	-
Forfeited	(66,963)	7.00
Outstanding, September 30, 2018	1,507,048	4.36	2.9

Exercisable, September 30, 2018	1,507,048	$4.36	2.9

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – EQUITY, continued

Warrants, continued

The grant date fair value of warrants granted during the nine months ended September 30, 2018 and 2017 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk free interest rate	2.67 - 2.96%	1.57 - 1.59%	2.20 - 3.13%	1.57 - 1.59%
Expected term (years)	3.00 - 5.00	3.00	3.00 - 5.00	3.00
Expected volatility	51.50 - 53.60%	43.50%	51.50 - 55.37%	43.50%
Expected dividends	0.00%	0.00%	0.00%	0.00%

NOTE 15 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to September 30, 2018 and through the date of the issuance of these condensed consolidated financial statements, the Company opened two additional company-owned restaurants.

Convertible Notes

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

Subsequent to September 30, 2018, other convertible promissory notes with an aggregate principal amount of $951,000 were automatically converted into 951,000 shares of the Company’s common stock pursuant to the terms of the notes.

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

15% Senior Secured Convertible Notes

Subsequent to September 30, 2018 through the date of the issuance of these condensed consolidated financial statements, the Company entered into SPA with Investors providing for the sale by the Company to the investors of SPA Notes in the aggregate amount of $4,328,000, which included $635,000 in other notes payable converted into SPA Notes.

On April 10, 2019, the Company and the investors that participated in the September 2018 Offering entered into an amendment pursuant to which the conversion price of the SPA Notes was amended to equal 25% of the per share offering price paid by investors in the public offering in conjunction with an uplisting to a national exchange. However, in the event the holder is required to sign a Lock-Up Agreement as part of the public offering in conjunction with an uplisting to a national exchange, then the conversion price shall be 17.5% of the per share offering price paid by investors in the public offering in conjunction with an uplisting to a national exchange.

In addition to the SPA Notes, the Investors also received warrants to purchase common stock of 2,164,000 shares of the Company (the “Warrants”). The Investors are entitled to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $1.20. In the event conversion price is adjusted as contemplated above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the Warrants on a cashless basis.

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

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of September 30, 2018, the Company accrued for the liability in accrued expenses.

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of September 30, 2018. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months start on May 31, 2019. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS, continued

Trademark

During July 2019 the Company filed an application to register a trade name and service mark for “Healthy Joe’s” that will be used in connection with the development and operating of potential Healthy Joe’s restaurant. If the trademark is approved, the Company will license the rights to use the Healthy Joe’s trademark and intellectual property to the wholly-owned subsidiaries, Muscle Maker Development and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Healthy Joe’s restaurants.

Consulting Agreement

On May 24, 2019, the Company entered into a Consulting Agreement with a project management group to assist with various financial matters, documentation and presentations as needed. Pursuant to the terms of the agreement, the Company will pay $5,000 per month until the contract is cancelled by either party with written notice.

During July 2019, the Company entered into a Consulting Agreement, effective as of July 1, 2019, with an advisory group to provide strategic business services in connection with a future offering. The term of the agreement is for one year. Pursuant to the terms of the agreement, the Company will issue 290,000 restricted shares of common stock on or before July 15, 2019 and agree to pay a cash fee of $75,000 upon signing the agreement.

During July 2019, the Company entered into a Consulting Agreement with consultant with a background in menu and recipe development to develop a new menu and recipes for a new healthy restaurant concept called Healthy Joe’s. The Company will issue 11,500 shares of common stock as payment pursuant to the agreement and reimburse the consultant for any out of pocket expenses in connection with the services provided pursuant to the agreement.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of September 30, 2018 and 2017 and for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of September 30, 2018, our restaurant system included five Company-owned restaurants and thirty-five franchised restaurants.

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

As of September 30, 2018, we had an accumulated deficit of $22,938,391 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2017, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Consolidated Results of Operations

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

The following table represents selected items in our condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively:

	For the Three Months Ended
	September 30,
	2018	2017
Revenues:
Company restaurant sales, net of discounts	$721,300	$1,300,638
Franchise royalties and fees	324,080	791,716
Other revenues	-	262,879
Total Revenues	1,045,380	2,355,233

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	266,678	639,518
Labor	266,817	687,813
Rent	253,528	318,831
Other restaurant operating expenses	145,382	351,905
Total restaurant operating expenses	932,405	1,998,067
Costs of other revenues	-	97,082
Depreciation and amortization	47,663	140,535
Impairment of intangible assets	-	410,225
Impairment of goodwill	-	2,521,468
General and administrative expenses	913,700	2,352,007
Total Costs and Expenses	1,893,768	7,519,384
Loss from Operations	(848,388)	(5,164,151)

Other (Expense) Income:
Other income	65,933	2,798
Interest (expense) income, net	(94,655)	6,392
Amortization of debt discount	(267,358)	(195,702)
Total Other Expense, net	(296,080)	(186,512)

Net Loss Before Income Tax	(1,144,468)	(5,350,663)
Income tax provision	-	(31,821)
Net Loss	(1,144,468)	(5,382,484)
Net loss attributable to the non-controlling interest	-	(518,550)
Net Loss Attributable to Controlling Interest	$(1,144,468)	$(4,863,934)

Revenues

Company total revenues totaled $1,045,380 for the three months ended September 30, 2018 compared to $2,355,233 for the three months ended September 30, 2017. The 55.6% decrease was primarily attributable to eight stores that closed prior to the current quarter, a decrease in recognition of initial franchise fees and a decrease in vendor rebates as discussed below.

We generated restaurant sales, net of discounts, of $721,300 for the three months ended September 30, 2018 compared to $1,300,638, for the three months ended September 30, 2017. This represented a decrease of $579,338, or 44.5%, which is primarily attributable to the closure of eight store closures to the quarter as compared to prior period.

Franchise royalties and fees for the three months ended September 30, 2018 and September 30, 2017 totaled $324,080 compared to $791,716, respectively. The $467,636 decrease is primarily attributable to a decrease of $298,000 in recognition of deferred revenue for franchise agreements due to fewer franchisee store openings and a decrease in vendor rebates as compared to prior period, offset by a increase in royalties.

Other revenues decreased from $262,879 for the three months ended September 30, 2017 to $0 for the three months ended September 30, 2018, representing a decrease of $262,879 or 100%. The decrease is attributed to the sale of CTI in May 2018.

Operating Costs and Expenses

Restaurant food and beverage costs for the three months ended September 30, 2018 and September 30, 2017 totaled $266,678, or 37.0%, as a percentage of restaurant sales, and $639,518, or 49.2%, as a percentage of restaurant sales, respectively. The $372,840 decrease results primarily from the eight store closures prior to current quarter. The decrease as a percentage of restaurant sales is primarily attributable to improved efficiencies.

Restaurant labor for the three months ended September 30, 2018 and September 30, 2017 totaled $266,817, or 37.0%, as a percentage of restaurant sales, and $687,813, or 52.9%, as a percentage of restaurant sales, respectively. The $420,996 decrease results primarily from the eight store closures prior to the current quarter. The decrease as a percentage of restaurant sales is primarily attributable to improved efficiencies.

Restaurant rent expense for the three months ended September 30, 2018 and September 30, 2017 totaled $253,528, or 35.1%, as a percentage of restaurant sales, and $318,831, or 24.5%, as a percentage of restaurant sales, respectively. The decrease in rent expense is primarily due to the eight store closures prior to the quarter. The increase in the percentage of restaurant sales is due to the eight store closures resulting in lower sales.

Other restaurant operating expenses for the three months ended September 30, 2018 and September 30, 2017 totaled $145,382, or 20.2% as a percentage of restaurant sales, and $351,905, or 27.1% as a percentage of restaurant sales, respectively. The $206,523 decrease is primarily due to the eight store closures prior to the quarter and improved efficiencies.

Cost of other revenues for the three months ended September 30, 2018 and September 30, 2017 totaled $0, or 0%, as a percentage of other revenues, and $97,082, or 36.9%, as a percentage of other revenues, respectively. The decrease is due to the sale of CTI in May 2018.

Depreciation and amortization expense for the three months ended September 30, 2018 and September 30, 2017 totaled $47,663 and $140,535, respectively. The $92,872 decrease is primarily attributable to lower depreciation expense of property and equipment due to store closures and impairment of property and equipment taken in 2017.

General and administrative expenses for the three months ended September 30, 2018 and September 30, 2017 totaled $913,700, or 87.4% of total revenues, and $2,352,007, or 99.9% of total revenues, respectively. The $1,438,307 decrease is primarily attributable to less expenses incurred for developing the company’s corporate infrastructure compared to the prior period. The decrease is also attributed to a decrease in third party accounting and legal fees of approximately $457,000 as the company used less temporary accounting services and incurred fewer legal reorganizational research to facilitate SEC financial statement preparation. In addition, there were decreases of approximately $337,000 in salaries, wages and benefits, approximately $19,000 in stock-based compensation as fewer restricted stock vest in the current period as compared to prior period, approximately $170,000 in general and administrative CTI expenses due to the sale of CTI, approximately $269,000 in marketing expenses, and approximately $130,000 in travel expenses.

Loss from Operations

Our loss from operations for the three months ended September 30, 2018 and September 30, 2017 totaled $848,388 or 81.2% of total revenues and $5,164,151, or 219.3% of total revenues, respectively. This resulted in a decrease of $4,315,763 in loss from operations which is primarily attributable to a decrease in total costs and expenses of approximately $5,625,616, partially offset by the decrease in total revenues of approximately $1,309,853.

Other (Expense) Income

Other (expense) income for the three months ended September 30, 2018 and September 30, 2017 totaled $(296,080) and $(186,512), respectively. The $109,568 increase in expense was primarily attributable to an increase in amortization of debt discounts of $71,656 and interest expense of $95,231 in connection with convertible notes payable, partially offset by an increase in other income of $63,135.

Net Loss

Our net loss for the three months ended September 30, 2018 decreased $4,238,016 to $1,144,468 as compared to $5,382,484 for the three months ended September 30, 2017, resulting from a significant decrease in loss of operations as discussed above. Our net loss attributable to the controlling interest was $1,144,468 and $4,863,934 for the three months ended September 30, 2018 and September 30, 2017, respectively.

Nine months ended September 30, 2018 Compared with Nine months ended September 30, 2017

The following table represents selected items in our condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively:

	For the Nine Months Ended
	September 30,
	2018	2017
Revenues:
Company restaurant sales, net of discounts	$3,246,041	$3,958,653
Franchise royalties and fees	1,129,972	1,728,933
Other revenues	244,633	558,469
Total Revenues	4,620,646	6,246,055

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,193,908	1,622,316
Labor	1,383,941	1,920,441
Rent	832,752	915,637
Other restaurant operating expenses	764,995	870,968
Total restaurant operating expenses	4,175,596	5,329,362
Costs of other revenues	114,388	210,563
Depreciation and amortization	145,615	308,407
Impairment of intangible assets	-	410,225
Impairment of goodwill	-	2,521,468
General and administrative expenses	3,748,274	5,884,594
Total Costs and Expenses	8,183,873	14,664,619
Loss from Operations	(3,563,227)	(8,418,564)

Other (Expense) Income:
Other income	60,314	88,027
Interest (expense) income, net	(826,155)	7,152
Loss on sale of CTI	(456,169)	-
Amortization of debt discount	(1,914,038)	(3,956,792)
Total Other Expense, net	(3,136,048)	(3,861,613)

Net Loss Before Income Tax	(6,699,275)	(12,280,177)
Income tax provision	-	(95,462)
Net Loss	(6,699,275)	(12,375,639)
Net loss attributable to the non-controlling interest	(2,071)	(2,336,614)
Net Loss Attributable to Controlling Interest	$(6,697,204)	$(10,039,025)

Revenues

Company total revenues totaled $4,620,646 for the nine months ended September 30, 2018 compared to $6,246,055 for the nine months ended September 30, 2017. The 26.0% decrease was primarily attributable to the eight store closures during the nine months ended September 30, 2018.

We generated restaurant sales, net of discounts, of $3,246,041 for the nine months ended September 30, 2018 compared to $3,958,653, for the nine months ended September 30, 2017. This represented a decrease of $712,612, or 18.0%, which resulted primarily from the eight store closures during the nine months ended September 30, 2018.

Franchise royalties and fees for the nine months ended September 30, 2018 and September 30, 2017 totaled $1,129,972 compared to $1,728,933, respectively. The $598,961 decrease is primarily attributable to lower recognition of deferred revenue for franchise agreements of $470,025, as fewer locations opened and/or terminated as compared to prior period and a decrease in vendor rebates of $115,267.

Other revenues decreased from $558,469 for the nine months ended September 30, 2017 to $244,633 for the nine months ended September 30, 2018, representing a decrease of $313,836 or 56.2%. The decrease is primarily attributed to the sale of CTI in May 2018.

Operating Costs and Expenses

Restaurant food and beverage costs for the nine months ended September 30, 2018 and September 30, 2017 totaled $1,193,908, or 36.8%, as a percentage of restaurant sales, and $1,622,316, or 41.0%, as a percentage of restaurant sales, respectively. The $428,408 decrease results primarily from the eight store closures during the nine months ended September 30, 2018.

Restaurant labor for the nine months ended September 30, 2018 and September 30, 2017 totaled $1,383,941, or 42.6%, as a percentage of restaurant sales, and $1,920,441, or 48.5%, as a percentage of restaurant sales, respectively. The $536,500 decrease results primarily from eight store closures during the nine months ended September 30, 2018. The decrease as a percentage of sales is primarily attributable to improved efficiencies.

Restaurant rent expense for the nine months ended September 30, 2018 and September 30, 2017 totaled $832,752, or 25.7%, as a percentage of restaurant sales, and $915,637, or 23.1%, as a percentage of restaurant sales, respectively. The decrease in rent expense is primarily due to the eight store closures during the nine months ended September 30, 2018.

Other restaurant operating expenses for the nine months ended September 30, 2018 and September 30, 2017 totaled $764,995, or 23.6% as a percentage of restaurant sales, and $870,968 or 22.0% as a percentage of restaurant sales, respectively. The $105,973 decrease is primarily attributed to eight store closures during the nine months ended September 30, 2018.

Cost of other revenues for the nine months ended September 30, 2018 and September 30, 2017 totaled $114,388, or 46.8%, as a percentage of other revenue, and $210,563, or 37.7%, as a percentage of other revenue, respectively. The decrease of $96,175 resulted from the sale of CTI during May 2018. The increase in percentage of other revenues is primarily from increase in hardware and software costs compared to the prior period.

Depreciation and amortization expense for the nine months ended September 30, 2018 and September 30, 2017 totaled $145,615 and $308,407, respectively. The $162,792 decrease is primarily attributable to lower depreciation expense of property and equipment due to the eight store closures and impairment of property and equipment taken in the latter part of 2017.

General and administrative expenses for the nine months ended September 30, 2018 and September 30, 2017 totaled $3,748,274, or 81.1% of total revenues, and $5,884,594, or 94.2% of total revenues, respectively. The $2,136,320 decrease is primarily attributable to less expenses incurred for developing the company’s corporate infrastructure The decrease is also attributed to a decrease in third party accounting and legal fees of approximately $854,000 as the company used less temporary accounting services and incurred fewer legal reorganizational research to facilitate SEC financial statement preparation. In addition, there were decreases of approximately $570,000 in salaries, wages and benefits, approximately $216,000 in stock-based compensation for restricted as fewer restricted stock vest in the current period as compared to prior period, approximately $308,000 in CTI expenses due to the sale of CTI and approximately $475,000 in marketing expenses. The decreases are partially offset by an increase of approximately $542,000 in consulting expenses.

Loss from Operations

Our loss from operations for the nine months ended September 30, 2018 and September 30, 2017 totaled $3,563,227 or 77.1% of total revenues and $8,418,564, or 134.8% of total revenues, respectively. This resulted in a decrease of $4,855,337 in loss from operations which is primarily attributable to a decrease in general and administrative expenses of approximately $2,136,320 and a decrease of $2,931,693 in impairment charges for intangible assets and goodwill as compared to prior period.

Other (Expense) Income

Other (expense) income for the nine months ended September 30, 2018 and September 30, 2017 totaled $(3,136,048) and $(3,861,613), respectively. The $725,565 decrease in expense was primarily attributable to a decrease in amortization of debt discounts of approximately $2,043,000 in connection with convertible notes payable as compared to the prior period, partially offset by an increase in interest expense of $828,889 incurred in connection with the default of a notes payable, accrued interest on notes and interest expense incurred in connection with warrants and the loss on sale of CTI of approximately $456,000.

Net Loss

Our net loss for the nine months ended September 30, 2018 decreased by $5,676,364 to $6,699,275 as compared to $12,375,639 for the nine months ended September 30, 2017, resulting primarily from significant decrease in loss of operations and a decrease in other (expense) income as discussed above. Our net loss attributable to the controlling interest was $6,697,204 and $10,039,025 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Liquidity and Capital Resources

Liquidity.

We measure our liquidity in a number of ways, including the following:

	September 30, 2018	December 31, 2017
Cash	$766,801	$78,683
Working Capital Deficiency	$(4,409,186)	$(4,306,947)
Convertible notes payable, including related parties and Former Parent, net of debt discount of $1,475,427 and $0, respectively	$2,018,031	$2,349,340
Other notes payable, including related parties	$1,195,294	$555,000

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $4,409,186 and $23,328,391, respectively, as of September 30, 2018, plus our use of $1,752,878 of cash in operating activities during the nine months ended September 30, 2018, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

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

Sources and Uses of Cash for the nine months ended September 30, 2018 and September 30, 2017

During the nine months ended September 30, 2018 and 2017, we used cash of $1,752,878 and $2,639,623, respectively, in operations. Our net cash used in operating activities for the nine months ended September 30, 2018 was primarily attributable to our net loss of $6,699,275, adjusted for net non-cash items in the aggregate amount of $4,074,686 and $871,711 of net cash provided by changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the nine months ended September 30, 2017 was primarily attributable to our net loss of $12,375,639, adjusted for net non-cash items in the aggregate amount of $8,496,836, partially offset by $1,239,180 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2018, net cash used in investing activities was $33,121, of which $78,754 was used to purchase property and equipment and to issue loans to franchisees in the amount of $9,689, partially offset by $55,322 of loans repayments by franchisees and a related party. During the nine months ended September 30, 2017, cash used in investing activities was $529,496, which was used to purchase property and equipment of $580,384 and to issue loans to franchisees and a related party in the net amount of $60,639, partially offset by $111,527 of loans repayments by franchisees and a related party.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $2,474,117 of which $650,000 proceeds from convertible notes from other related parties, $1,331,000 proceeds from convertible notes to various parties, $460,000 proceeds from other notes payable, $85,576 net proceeds from initial public offering and $180,000 proceeds from the sale of restricted common stock, offset by $100,000 repayments of convertible notes payable and other note payable and $132,459 net repayments of advances to Former Parent. Net cash provided by financing activities for the nine months ended September 30, 2017 was $2,976,796, of which, $1,138,800 was proceeds from convertible notes to Former Parent, $1,550,000 proceeds from convertible notes to various parties and related parties, $50,000 of proceeds received from exercise of warrants, $420,000 proceeds from issuance of restricted stock, partially offset by $182,004 of repayments made to Former Parent.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2018.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2018. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position of the Company at September 30, 2018 and December 31, 2017 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017 presented herein in conformity with U.S. generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2018:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 5, 2018, the Company and Former Parent, Inc entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at Belmont location. The settlement calls for monthly payments of $8,333 thru March 2019. As of September 30, 2018, the Company has accrued for the liability in accounts payable and accrued expenses. See details related to settlement above.

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

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of September 30, 2018. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months start on May 31, 2019. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of September 30, 2018, the Company accrued for the liability in accrued expenses.

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of September 30, 2018. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months start on May 31, 2019. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

A convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against MMB, LLC, a subsidiary of the Company, for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs are $171,035. A default judgement was entered against MMB, LLC.

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability of $322,573 as of September 30, 2018 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

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

During the year ended December 31, 2017, the Company issued in connection with the issuances of the convertible promissory notes, three-year warrants for the purchase of an aggregate of 84,736 shares of the Company’s common stock exercisable at the Conversion Price

During the nine months ended September 30, 2018, the Company issued 553,425 shares of its common stock upon automatic conversion of various convertible notes in the aggregate principal amount of $899,340 and 180,000 shares of common stock of the company to various investors at a purchase price of $1.00 per share providing $180,000 of proceeds to the Company.

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

Date: July 26, 2019	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

