Form 10-K
period 2018-12-31
Muscle Maker, Inc.
filed 2019-08-21
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Registrant’s telephone number, including area code: (682)- 708-8250

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

As of August 20, 2019, there were 11,780,637 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MUSCLE MAKER, INC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2018

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

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

As of December 31, 2018, Muscle Maker and its subsidiaries and franchisees operated forty Muscle Maker Grill restaurants located in 16 states and Kuwait, six of which are owned and operated by Muscle Maker, and thirty-four are franchise restaurants. Our restaurants generated company-operated restaurant revenue of $3,869,758 and $5,215,285 for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, total company revenues, which includes royalty, franchise fee and rebate revenue derived from franchisees were $6,022,669 and $7,929,137, respectively. For the fiscal years ended December 31, 2018 and 2017, we reported net losses of $7,202,469 and $13,210,448, respectively, and negative cash flows from operating activities of $2,726,737 and $3,676,999, respectively. As of December 31, 2018, we had an aggregate accumulated deficit of $23,833,656. We anticipate that we will continue to report losses and negative cash flow. As a result of the net loss and cash flow deficit for the year ended December 31, 2018 and other factors, our independent auditors issued an audit opinion with respect to our financial statements for the year ended December 31, 2018 that indicated that there is a substantial doubt about our ability to continue as a going concern.

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

Our Industry

We operate within the LSR (Limited Service Restaurant) segment of the U.S. restaurant industry, which includes quick service restaurants (“QSR”) and fast-casual restaurants. We offer fast-casual quality food combined with quick-service speed, convenience and value across multiple dayparts. We believe our differentiated, high-quality healthier menu delivers great value all day, every day and positions us to compete successfully against both QSR and fast-casual concepts, providing us with a large addressable market.

We expect that the upward trend towards healthier eating will attract and increase consumer demand for fresh and hand-prepared dishes, leading to a positive impact on our sales.

Our Strategy

We plan to pursue the following strategies to grow our revenues and profits.

Expand Our System-Wide Restaurant Base. We believe we are in the early stages of our turn-around growth story with 40 current locations in 16 states and 2 current locations in Kuwait, as of August 20, 2019.

●	Our near-term strategy focuses on two areas of unit level growth – company-operated restaurants in non-traditional locations such as universities, office buildings, military bases, etc. and franchise growth by expanding in existing markets, especially in the Northeast region of the United States. We believe this market provides an attractive opportunity to leverage our brand awareness and infrastructure.

●	For year ended 2018, we opened 1 new company-operated and 5 new franchise restaurants. The company plans on opening 4 to 6 new company-operated restaurants and 4 to 6 franchise operated locations in 2019. In addition to the US based franchise locations, our international franchisee in Kuwait plans on opening 1 to 2 locations in fiscal 2019.

Improve Comparable Restaurant Sales. We plan to improve comparable restaurant sales growth through the following strategies:

●	Menu Strategy and Evolution. We will continue to adapt our menu to create entrees that complement our health-inspired offerings and that reinforce our differentiated fast casual positioning. We believe we have opportunities for menu innovation as we look to provide customers more choices through customization and limited time alternative proteins, recipes and other healthier ingredients. Our marketing and operations teams collaborate to ensure that the items developed in our test stores can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect. To provide added variety, from time to time we introduce limited time offerings such as our grass-fed burger bar menu, “wrappy” new year featuring 6 new healthy wraps, fish tacos and other seasonal items. Some of these items have been permanently added to the menu.

●	Attract New Customers Through Expanded Brand Awareness: We expect to attract new customers as Muscle Maker Grill becomes more widely known due to new restaurant openings and marketing efforts focused on broadening the reach and appeal of our brand. We expect consumers will become more familiar with Muscle Maker Grill as we continue to penetrate our markets, which we believe will benefit our existing restaurant base. Our marketing strategy centers on our “Great Food with Your Health in Mind” campaign, which highlights the desirability of healthy-inspired food and in-house made or proprietary recipe quality of our food. We also utilize social media community engagement and public relations to increase the reach of our brand. Additionally, our system will benefit from increased contributions to our franchise marketing and various franchise advertising funds as we continue to grow our restaurant base.

●	Increase Existing Customer Frequency: We are striving to increase customer frequency by providing a service experience and environment that “complements” the quality of our food and models our culture. We expect to accomplish this by enhancing customer engagement, while also improving throughput, order execution and quality. We not only reward our guests with a great value and guest experience, we reward them for their loyalty as well. Frequent Muscle Maker Grill guests can take advantage of its loyalty program, Muscle Maker Grill Rewards, where points are awarded for every dollar spent towards free or discounted menu items as well as special, members only coupon offers. Members use the Muscle Maker Grill Rewards app to receive notifications announcing new menu items, special events and more. The program is enjoyed by over 37,000 guests.

●	Continue to Grow Dayparts: We currently have multiple dayparts and segments where revenue is generated in our restaurants. These dayparts and segments include: breakfast (select locations), lunch, dinner, catering, grab & go (select locations), smoothies/protein shakes and meal plans. We expect to drive growth across these dayparts through enhanced menu offerings, innovative merchandising and marketing campaigns. We plan to continue introducing and marketing limited time offers to increase occasions across our dayparts as well as to educate customers on our lunch and dinner offerings. Muscle Maker Grill has the unique opportunity to grow in the pre-packaged, portion-controlled meal plan category. Currently, we offer pre-portioned and packaged meal plans for consumers who want to specifically plan their weekly meals for dietary or nutritional needs. These meal plans can be delivered to a consumer’s home or picked up at each restaurant location. Third party delivery services such as Uber Eats, Grub Hub, DoorDash, Seamless and others offer an expansion beyond the four walls of our restaurants and represents a growing segment of our overall revenue.

Improve Profitability. We continuously look for ways to improve profitability, while also investing in personnel and infrastructure to support our future growth. We will seek to further enhance margins over the long-term by maintaining fiscal discipline and leveraging fixed costs. We constantly focus on restaurant-level operations, including cost controls, while ensuring that we do not sacrifice the quality and service for which we are known. Additionally, as our restaurant base grows, we expect that we will be able to leverage support costs as general and administrative expenses grow at a slower rate than our revenues.

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

Innovative, Healthier Menu: Providing “Great Food with Your Health in Mind,” Muscle Maker Grill’s menu features items with grass-fed steak, all-natural chicken, lean turkey and plant-based products as well as options that satisfy all dietary preferences – from the carb-free consumer to guests following gluten-free or vegetarian diets. Muscle Maker Grill does not sacrifice taste to serve healthier options. We boast superfoods such as avocado, kale, quinoa, broccoli, romaine and spinach, and use only healthier carb options such as cauliflower or brown rice and whole wheat pasta. We develop and source proprietary sauces and fat free or zero-carb dressings to enhance our unique flavor profiles. Our open style kitchen allows guests to experience our preparation and cooking methods such as an open flame grill and sauté. In addition to our healthier and diverse food platform, Muscle Maker Grill offers 100% real fruit smoothies, boosters and proprietary protein shakes as well as retail supplements.

Muscle Maker Grill prides itself on making healthier versions of the guest’s favorite food, giving them easy access to the food they love, without any guilt. This means catering to an array of healthier eating lifestyles. For over 20 years Muscle Maker Grill has been keeping gluten-free diners, low-carb consumers and vegetarians satisfied. We offer 30+ healthier versions of salads, wraps, bowls, sandwiches and flatbreads.

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

Attractive Price Point and Perceived Value: Muscle Maker Grill offers meals with free ‘power sides’ beginning at $8.99, using only the highest quality ingredients such as grass-fed beef, all-natural chicken, whole wheat pastas, brown rice and a power blend of kale, romaine and spinach. Our cook to order method, speed of service, hospitality and the experience of our exhibition style kitchen creates a great value perception for our customers. Meal Plan meals begin at $8 a meal making them not only convenient but affordable too.

Delivery: A significant differentiator is that Muscle Maker Grill offers delivery at every location nation-wide. Delivery is an option through our mobile app or online ordering platform making it easy and convenient for our guests. Delivery percentages range from 10% up to 56% of sales in our corporate locations and up to as high as 80% in some urban franchise locations. We strongly believe this segment will continue to grow as our core demographic has demonstrated the need for online ordering and delivery versus dine-in and take-out. The company leverages our own employees for local delivery but also uses third party services such as Uber Eats, GrubHub, DoorDash, Seamless and others to fulfill delivery orders.

Catering: Our diverse menu items are also offered through our catering program making it easy and affordable to feed a large group. We can feed a group ranging from 10 to 5,000. Our boxed lunch program, which includes a wrap, salad, or entrée, a side and a drink for a set price is available within schools and other organizations.

Meal Plans: To make healthier eating even easier, Muscle Maker Grill’s healthier nutritionally focused menu items are available through its Meal Plan program, allowing pre-orders of meals that taste great via phone, online or in-store, available for pick up or delivered right to their door. Available as five, 10, 15 or 20 meals, guests can choose from 28 Muscle Maker Grill menu items.

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

Our Properties

Rent Structure: Our restaurants are typically in-line or food court locations. A typical restaurant generally ranges from 1,200 to 2,500 square feet with seating for approximately 40 people. Our leases for company-operated locations generally have terms of 10- years, with 1 or 2 renewal terms of 5 years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. New leases for our non-traditional locations usually have rent calculated as a percentage of net sales and have terms of 10 years. The company does not guarantee performance or have any liability regarding franchise location leases.

System-Wide Restaurant Counts: As of December 31, 2018, our restaurant system consisted of forty restaurants comprised of six company-operated restaurants and thirty-four franchised restaurants located in Arizona, California, Florida, Georgia, Illinois, Kansas, Massachusetts, North Carolina, Nebraska, Nevada, New Jersey, New York, Oklahoma, Pennsylvania, Texas, Virginia and Kuwait.

During the year ended December 31, 2018, the company closed 8 of the 14 company operated locations as a cost saving measure while opening one new corporate operated location at Fort Sill. The opening of the Fort Sill location represents a strategy shift for company-operated locations to focus on non-traditional restaurants such as universities, office buildings, military bases, airports, etc.

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

Our restaurants are built-out in approximately 10 weeks and the development and construction of our new sites is the responsibility of our Development Department. Real estate managers are responsible for locating and leasing potential restaurant sites. Construction managers are then responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions. We leverage in-house personnel as well as consultants and independent contractors in the real estate, design and construction process.

Our Restaurant Management and Operations

Service: We are extremely focused on customer service. We aim to provide fast, friendly service on a solid foundation of dedicated, driven team members and managers. Our cashiers are trained on the menu items we offer and provide customers thoughtful suggestions to enhance the ordering process. Our team members and managers are responsible for our dining room environment, personally visiting tables to ensure every customer’s satisfaction. In most instances, customers order their meals and then relax in our dining areas while enjoying watching TV. In our non-foodcourt locations, meals are brought to the customers table using actual dishes and customers are free to leave their dishes when finished as team members clear and clean tables as guests leave the restaurant.

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

Training: The majority of our company-operated restaurant management staff is comprised of former team members who have advanced along the Muscle Maker Grill career path. Skilled team members who display leadership qualities are encouraged to enter the team leader training program. Successive steps along the management path add increasing levels of duties and responsibilities. Our Franchisee training generally consists of 10-14 days in a certified training location, and an additional 7-10 days post opening training. Our operational team members provide consistent, ongoing training through follow up restaurant visits, inspections, and/or email/phone correspondences.

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

As of August 2019, the Company is not actively selling franchise locations, multi-unit development agreements or area representative agreements but anticipates a new effort in franchise sales beginning in Q4, 2019 as part of our ongoing strategy.

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

Franchise Arrangements: Muscle Maker Development, our wholly-owned subsidiary, became the franchisor of Muscle Maker Grill restaurants on August 25, 2017 upon receipt of the operating assets of the franchise system formerly held by Muscle Maker Brands, our former majority-owned subsidiary, which has since been converted into a corporation and merged into Muscle Maker. Muscle Maker Brands had become the franchisor of Muscle Maker Grill restaurants on March 1, 2015 upon receipt of the operating assets of the franchise system formerly held by Muscle Maker Franchising. At the time of the acquisition from Muscle Maker Brands, we succeeded to Muscle Maker Brands’ rights and obligations under 40 franchise agreements for the operation of 40 Muscle Maker Grill franchise restaurants. At December 31, 2018, Muscle Maker Development franchises the operation of a total of 34 Muscle Maker Grill restaurants.

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

Since our acquisition of franchise assets from Muscle Maker Franchising, we have undertaken an extensive review of the terms and conditions of our franchise relationships and have recently finalized the terms of our revised standard franchise agreement and multi-unit development agreement which we intend to govern the relationship between Muscle Maker Development and its new franchisees. Under this franchise agreement:

●	Franchisees are licensed the right to use the Muscle Maker Grill® trademarks, its confidential operating manual and other intellectual property in connection with the operation of a Muscle Maker Grill restaurant at a location authorized by us.

●	Franchisees are protected from the establishment of another Muscle Maker Grill restaurant within a geographic territory, the scope of which is the subject of negotiation between Muscle Maker Development and the franchisee.

●	The initial term of a franchise is 15 years, which may be renewed for up to two additional terms of five years each.

●	Franchisees pay Muscle Maker Development an initial franchise fee of $35,000 in a lump sum at the time the Franchise Agreement is signed; however, we may offer financing assistance under certain circumstances.

●	Franchisees pay Muscle Maker Development an on-going royalty in an amount equal to 5% of Net sales at the franchise location, payable weekly.

●	Franchisees pay a weekly amount equal to 2% (total) of net sales at the franchise location into a cooperative advertising fund and brand development/advertising fund. The cooperative advertising fee is used by franchisees for local store marketing efforts and the brand development/advertising fund is for the benefit of all locations and is administered by Muscle Maker.

●	A company affiliated with Muscle Maker in 2017 and through June 2018 received a software license fee of $3,500 for our proprietary Muscle Power (R Power) computer software, payable in a lump sum at the time the franchisee orders the required electronic cash register/computer system from our affiliate. As of Q2 2018 Muscle Maker is no longer affiliated with this entity but continues to receive the software license fee of $3,500 per new location. As of July 2019, Muscle Maker will no longer receive the $3,500 per location and has discontinued this arrangement

●	Franchisees are required to offer only those food products that are authorized by Muscle Maker Development, prepared using our proprietary recipes; and may obtain most supplies only from suppliers that are approved or designated by Muscle Maker Development. Muscle Maker receives rebates from various vendors or distributors based on total system wide purchases.

●	As partial consideration for payment of the initial franchise fee and on-going royalties, Muscle Maker Development loans its franchisees a copy of its confidential operating manual, administers the advertising/brand development fund, and provides franchisees with pre-opening and on-going assistance including site selection assistance, pre-opening training, and in-term training

As of August 2019, we are no longer offering Franchise agreements but anticipate re-launching the program in Q4 of 2019.

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

As of August 2019, we are no longer offering Multi-Unit Development agreements but anticipate re-launching the program in Q4 of 2019.

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

Area representative agreements are generally for a term of 15 years, in consideration for which we generally compensate area representatives with 1% of net sales of the franchises that are under the area representative for the 15-year term.

As of August 2019, we are no longer offering Area Representative agreements but anticipate re-launching the program in Q4 of 2019.

Our Marketing and Advertising

We promote our restaurants and products through multiple advertising campaigns. The campaigns aim to deliver our message of fresh and healthier product offerings. The campaign emphasizes our points of differentiation, from our fresh ingredients and in-house preparation, to the preparation of our healthier inspired meals.

We use multiple marketing channels, including social media such as Facebook, Instagram and Twitter, email, app notifications, local store marketing, public relations/press releases and other methods to broadly drive brand awareness and purchases of our featured products. We complement this periodically with direct mail and our Muscle Maker Grill Rewards mobile app and e-mail marketing program, which allows us to reach more than 37,000 members. Muscle Maker Grill Rewards is our e-club and loyalty program. We engage members via e-mails and push notifications featuring news of promotional offers, member rewards and product previews.

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

In July 2019, the company filed for a trademark for “Healthy Joe’s” as well as secured healthy-joes.com and cheaterjoes.com for future concept development.

Our Competition

We operate in the restaurant industry, which is highly competitive and fragmented. The number, size and strength of competitors vary by region. Our competition includes a variety of locally owned restaurants and national and regional chains that offer dine-in, carry-out and delivery services. Our competition in the broadest perspective includes restaurants, pizza parlors, convenience food stores, delicatessens, supermarkets, third party delivery services and club stores. However, we indirectly compete with fast casual restaurants, including Chipotle and Panera Bread, among others, and with healthy inspired fast casual restaurants, such as the Protein Bar, Freshii and Veggie Grill, among others.

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

Our Management Information Systems

All of our company-operated and franchised restaurants use computerized point-of-sale and back office systems, which we believe are scalable to support our long-term growth plans. The point-of-sale system provides a touch screen interface and a stand-alone highspeed credit card and gift card processing terminal. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales and product mix that we actively analyze.

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

Our Corporate Structure

Overview: Muscle Maker, Inc. serves as a holding company of the following subsidiaries:

●	Muscle Maker Development, LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2017 for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees

●	Muscle Maker Corp., LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2017 for the purposes of developing new corporate stores and to also operate these new and existing corporate restaurants.

●	Custom Technology, Inc, is a technology and point of sale systems dealer and technology consultant. Muscle Maker Corp., LLC has a direct 70% ownership interest in Custom Technology, Inc., which was formed in New Jersey on July 29, 2015. As of May 2018, Muscle Maker no longer has a direct ownership interest in Custom Technology, Inc.

●	Muscle Maker USA, Inc, a directly wholly owned subsidiary, which was formed in Texas on March 14, 2019 for the purpose of holding specific assets related to a company financing arrangement.

ITEM 1A.	RISK FACTORS

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

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the years ended December 31, 2018 and 2017, we reported net losses of $7,204,540 and $15,567,751, respectively, and negative cash flow from operating activities of $2,726,737and $3,676,999, respectively. As of December 31, 2018, we had an aggregate accumulated deficit of $23,833,656. We anticipate that we will continue to report losses and negative cash flow. As a result of these net losses and cash flow deficits and other factors, our independent auditors issued an audit opinion with respect to our financial statements for the two years ended December 31, 2018 that indicated that there is a substantial doubt about our ability to continue as a going concern.

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

At December 31, 2018, Muscle Maker had a cash balance of approximately $357,842, a working capital deficit of approximately $3,918,443, and an accumulated deficit of approximately $23,833,656. As of August 14, 2019, Muscle Maker had a cash balance of approximately $2,523,513 (unaudited). Even if we are able to substantially increase revenues and reduce operating expenses, we may need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

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

Our substantial leverage and obligations to service our debt could adversely affect our business.

As of August 2019, we had outstanding convertible notes of $9,589,000, including senior secured convertible notes in an aggregate principal amount of $8,189,000.

Our substantial leverage could have important potential consequences, including, but not limited to:

●	increasing our vulnerability to, and reducing our flexibility to respond to, changes in our business and general adverse economic and industry conditions;

●	requiring the dedication of a substantial portion of our cash flow from operations to our debt service, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, dividends, share repurchases or other corporate purposes;

●	placing us at a competitive disadvantage as compared to certain of our competitors who are not as highly leveraged;

●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

●	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

●	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing; and

There is no assurance that we will generate cash flow from operations, the debt will convert to equity, or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. An inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

We face intense competition in our markets, which could negatively impact our business.

The restaurant industry is intensely competitive, and we compete with many well-established food service companies on the basis of product choice, quality, affordability, service and location. We expect competition in each of our markets to continue to be intense because consumer trends are favoring limited service restaurants that offer healthier menu items made with better quality products, and many limited service restaurants are responding to these trends. With few barriers to entry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors may emerge at any time. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas. Each of our brands also competes for qualified franchisees, suitable restaurant locations and management and personnel. Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products, to effectively respond to consumer preferences and to manage the complexity of restaurant operations as well as the impact of our competitors’ actions. In addition, our long-term success will depend on our ability to strengthen our customers’ digital experience through expanded mobile ordering, delivery and social interaction. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can or benefit from changes in technologies, which could harm our competitive position. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.

Our ability to continue to expand our digital business and delivery orders is uncertain, and these new business lines are subject to risks.

Our digital, delivery and catering/meal plan sales represent a significant portion of sales in many of our restaurants and expanding in others. Consumer preferences and competitors are relying more and more heavily on digital and third party delivery services, especially in urban locations. We rely on third party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners are responsible for order fulfillment and may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third party service providers to fulfil these digital orders. Moreover, the third party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. Digital and delivery offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.

Because all of these offerings are relatively new, it is difficult for us to anticipate the level of sales they may generate. That may result in operational challenges, both in fulfilling orders made through these channels and in operating our restaurants as we balance fulfillment of these orders with service of our traditional in-restaurant guests as well. Any such operational challenges may negatively impact the customer experience associated with our digital or delivery orders, the guest experience for our traditional in-restaurant business, or both. These factors may adversely impact our sales and our brand reputation.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations and cash flow.

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics, troop deployments or base closures specific to our military locations and the type, number and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, wage rates, health insurance costs, third-party delivery services and fees, inflation or increased food or energy costs could harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. There can be no assurance that consumers will continue to regard healthy-inspired fast food favorably or that we will be able to develop new menu items that appeal to consumer preferences. Our business, financial condition and results of operations depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions. In addition, the restaurant industry is currently under heightened legal and legislative scrutiny related to menu labeling and resulting from the perception that the practices of restaurant companies have contributed to nutritional, caloric intake, obesity or other health concerns of their guests. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers and our revenues may decline or our costs to produce our products could significantly increase.

Our growth strategy depends in part on opening new restaurants in existing and new markets, including non-traditional locations such as universities, office buildings, military bases, airports or casinos and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchised restaurants or establishing new markets, which could adversely affect our growth.

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

There is no guarantee that a sufficient number of suitable restaurant sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new restaurants or sign new franchisees, or if existing franchisees do not open new restaurants, or if restaurant openings are significantly delayed, our revenues or earnings growth could be adversely affected, and our business negatively affected.

As part of our long-term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience through company-operated restaurant growth and through franchise development agreements. The challenges of entering new markets include, but are not limited to: difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; food distribution networks; lack of marketing efficiencies; operational support efficiencies; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of company-operated and franchised restaurants in our existing markets. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing restaurants, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system could require the implementation, expense and successful management of enhanced business support systems, management information systems and financial controls as well as additional staffing, franchise support and capital expenditures and working capital.

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

If our new restaurants do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average restaurant revenues in both company owned and franchise locations, would have a material adverse effect on our business, financial condition and results of operations.

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

Our revenue forecasts rely on an aggressive franchise unit sales strategy. In the event these forecasted numbers are not achieved, we will have a material negative impact on future revenues.

Our revenue projections consist of both company operated and franchised locations. Our growth plans call for an aggressive approach to franchise unit sales and subsequent openings. In the event we cannot meet these forecasts due to the inability to sell franchise locations in certain states, are prevented from selling franchises due to historical performance, government regulations, licensing, state registrations, etc, we will have a material negative impact on future revenues. Our revenue model and cash flows rely heavily on initial franchise fees, ongoing 5% royalties of total net sales and vendor rebates on total purchases and services from franchised locations. A significant reduction in the total number of units sold and subsequently opened would have a material adverse effect on future revenues.

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

We intend to continue to increase the number of our company owned and franchised restaurants in the next several years. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets, or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful, or our system-wide average restaurant revenue may not increase, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our company-operated and franchised restaurants in the Northeastern United States represent approximately 39% of our system-wide restaurants as of December 31, 2018. Our company-operated and franchised restaurants in New Jersey and New York represent approximately 25% of our system-wide restaurants as of December 31, 2018. Approximately 29% of our company-operated restaurants are located in New Jersey and New York. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Northeastern United States have had, and may continue to have, material adverse effects on our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain restaurants with a national footprint.

In addition, our competitors could open additional restaurants in New Jersey and New York, where we have significant concentration with 11 of our system restaurants, which could result in reduced market share for us and may adversely impact our profitability.

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

Food safety and quality concerns may negatively impact our business and profitability, our internal operational controls and standards may not always be met, and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances of food-borne illness could reduce our restaurant sales.

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

Our company-operated restaurants and franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire quality food products from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of protein-based diseases, inclement weather, fuel supplies, governmental actions or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers, and, in some cases, a sole supplier, for certain products, supplies and ingredients. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu due to a supply shortage, that restaurant may experience a significant reduction in revenues during the time affected by the shortage and thereafter if our customers change their dining habits as a result.

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

Our strategy to open a significant amount of company owned and operated restaurants on non-traditional sites such as universities, office buildings, military bases, airports and casinos could fail.

While the company currently has locations open and in development on military bases through Army and Air Force Exchange Services (“AAFES”) and other military entities. In addition, as of August 2019, the Company has multiple Request for Proposals (RFPs) outstanding for other non-traditional locations beyond military locations. In the event these locations do not become available in the future or the company is not awarded specific sites, the total restaurant counts of company owned and operated locations could be materially affected. In addition, non-traditional sites tend to have a lower capital investment to build out and more favorable lease terms. In the event the company cannot obtain non-traditional sites, the total outlay of capital expenditures could increase significantly over time for new locations outside of non-traditional installations.

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

A military conflict or large troop deployment could affect our revenue at company and franchise military locations in the future

Our current company-operated non-traditional location strategy focuses on building restaurants on non-traditional locations such as universities, office buildings, military bases, airports and casinos. Our military bases are built in support of “Operation Live Well” and the desire of the military to offer healthier eating options on all bases. In the event of a large troop deployment or military conflict, the total number of troops present on any given base could be materially reduced and therefore our total revenues in these locations would likely be reduced accordingly.

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

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation, results of operation and financial condition.

In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, our franchisees, vendors and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information and credit card information and our franchisees collect similar information. Some of this personal information is held and managed by our franchisees and certain of our vendors. A third-party may be able to circumvent the security and business controls we use to limit access and use of personal information, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties, indemnification claims and potential litigation against us which could negatively impact our results of operations and financial condition. As a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems or those of our franchisees or vendors, even if no breach has been attempted or has occurred, can adversely impact our brand and reputation, and thereby materially impact our business.

Significant capital investments and other expenditures could be required to remedy a breach and prevent future problems, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations during the period in which they are incurred. The techniques and sophistication used to conduct cyber-attacks and breaches, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Accordingly, our expenditures to prevent future cyber-attacks or breaches may not be successful.

Information technology system failures or interruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.

As our reliance on technology has increased, so have the risks posed to our systems. We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants, as well as the systems of our third-party vendors to whom we outsource certain administrative functions. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disruption or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from problems with transitioning to upgraded or replacement systems, internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If any of our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our reporting systems require or rely on manual processes, it could increase the risk of a breach due to human error.

In addition, we receive and maintain certain personal information about our customers, franchisees and employees, and our franchisees receive and maintain similar information. For example, in connection with credit card transactions, we and our franchisees collect and transmit confidential credit card information by way of retail networks. We also maintain important internal data, such as personally identifiable information about our employees and franchisees and information relating to our operation. Our use of personally identifiable information is regulated by applicable laws and regulations. If our security and information systems or those of our franchisees are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our restaurant operations and results of operations and financial condition. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance.

Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. If someone is able to circumvent our data security measures or that of third parties with whom we do business, including our franchisees, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, liability, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.

A number of our systems and processes are not fully integrated and, as a result, require us to manually estimate and consolidate certain information that we use to manage our business. To the extent that we are not able to obtain transparency into our operations from our systems, it could impair the ability of our management to react quickly to changes in the business or economic environment

We anticipate expanding, upgrading and developing our information technology capabilities. If we are unable to successfully upgrade or expand our technological capabilities, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures.

We outsource certain aspects of our business to third-party vendors which subjects us to risks, including disruptions in our business and increased costs.

We have outsourced certain administrative functions for our business to third-party service providers. We also outsource certain information technology support services and benefit plan administration. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.

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

Many of our restaurant leases are non-cancelable and typically have initial terms up to between 5 and 10 years and 1-3 renewal terms of 5 years each that we may exercise at our option. Even if we close a restaurant, we are required to perform our obligations under the applicable lease, which could include, among other things, a provision for a closed restaurant reserve when the restaurant is closed, which would impact our profitability, and payment of the base rent, property taxes, insurance and maintenance for the balance of the lease term. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenues and profit, if any, generated at a relocated restaurant may not equal the revenues and profit generated at the existing restaurant. As of August 2019, the Company currently has 3 restaurant locations and 1 office locations that have been closed where a settlement on the outstanding lease amounts has not yet been determined. The outcome on these 4 leases could have a negative material impact on our cash reserves as well as future earnings.

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

We are subject to the U.S. Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants, websites or other consumer interaction points by adding access ramps or redesigning certain architectural fixtures or software programs, for example, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

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

We are subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste and clean-up of contaminated soil and groundwater. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances, and in some cases, we may have obligations imposed by indemnity provisions in our leases.

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

The PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to, as of December 1, 2015, require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to, as of December 1, 2015, provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the United States Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings

Furthermore, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers or have enacted legislation restricting the use of certain types of ingredients, portion sizes or packaging materials in restaurants.

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

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities for clean-up costs and personal injury or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediating contamination at any of our properties, our operating expenses would likely increase, and our results of operations would be materially adversely affected. See “Description of Business—Environmental Matters.” Some of our leases provide for indemnification of our landlords for environmental contamination, clean-up or owner liability.

We are exposed to the risk of natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.

Our headquarters, company-operated and franchised restaurant locations, third-party sole distributor and its facilities, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, especially such events which occur in New Jersey and New York, as a result of the concentration of our restaurants, may disrupt our and our franchisees’ business and may adversely affect our and our franchisees’ ability to obtain food and supplies and sell menu items. Our business may be harmed if our or our franchisees’ ability to obtain food and supplies and sell menu items is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our and our franchisees’ revenues, properties or operations. Such events could result in physical damage to one or more of our or our franchisees’ properties, the temporary closure of some or all of our company-operated restaurants, franchised restaurants and third-party distributor, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods and supplies to our company-operated and franchised restaurants and third-party distributor, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, all of which would increase the cost of doing business. These events also could have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could adversely affect our operations. Some of our restaurants are located on military bases. Our strategy as of August 2019 is to continue to build corporately owned and operated non-traditional restaurants, including on military bases, which in the event of a significant troop deployment, our total revenue and operating profits could be materially adversely affected.

We currently have two franchise located in Kuwait and upon the further expansion of our operations internationally, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We anticipate developing additional franchised locations located outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our franchisees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we must furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. As of December 31, 2018, we had material weakness in our internal controls. We need to improve the design, implementation, and testing of the internal controls over financial reporting required to comply with these obligations. If we continue to identify material weaknesses in our internal control over financial reporting or are unable to remedy our existing material weaknesses, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the Common Stock could be negatively affected. We also could become subject to investigations by the stock exchange if we are ever listed on an exchange, the Commission, or other regulatory authorities, which could require additional financial and management resources.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company, we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

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

As a public company, we have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of the NYSE American or NASDAQ Capital Market have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an adequate internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the exchange we are listed on, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are a public reporting company under the Exchange Act, and thereafter publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:

●	Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	Taking advantage of extensions of time to comply with certain new or revised financial accounting standards;

●	Being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	Being exempt from the requirement to hold a non-binding advisory vote on executive compensations and stockholder approval of a golden parachute payments not previously approved.

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

We are a holding company with no direct operations that will hold as our principal assets (i) a 100% ownership interest in Muscle Maker Development, LLC (“Muscle Maker Development”), which runs our franchising restaurant operations and (ii) a 100% ownership interest in Muscle Maker Corp., LLC (“Muscle Maker Corp.”), which runs our company-operated restaurants and (iii) a 100% ownership interest in Muscle Maker USA, Inc (“Muscle Maker USA”), which runs up to 8 specific locations; (together with Muscle Maker Development and Muscle Maker Corp referred to as the “Subsidiaries”), and will rely on the Subsidiaries to provide us with funds necessary to meet any financial obligations. As such, we will have no independent means of generating revenue. We intend to cause the Subsidiaries to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses. However, the Subsidiaries’ ability to make such distributions and payments to Muscle Maker may be subject to various limitations and restrictions, including the operating results, cash requirements and financial condition of the Subsidiaries, the applicable provisions of California law that may limit the amount of funds available for distribution to the shareholders of the Subsidiaries, compliance by the Subsidiaries with restrictions, covenants and financial ratios related to existing or future indebtedness, and other agreements entered into by the Subsidiaries with third parties. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (i.e., as a result of the Subsidiaries’ inability to make distributions due to various limitations and restrictions), we may have to borrow funds, and thus our liquidity and financial condition could be materially and adversely affected.

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

There has been no public market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock or at the time that they would like to sell. In addition, we intend to list our common stock on the NYSE American (“NYSE American”) or NASDAQ Capital Market, there is no guarantee that we can meet the listing standards or that our listing application with the NYSE American or NASDAQ Capital Market will be accepted. Even if our common stock is accepted and our common stock is listed on the NYSE American or NASDAQ Capital Market, an active trading market for our common stock may never develop, which will adversely impact your ability to sell our shares. If shares of common stock are not eligible for listing on the NYSE American or NASDAQ Capital Market, we intend to apply for quotation of our common stock on the OTC Marketplace by the OTC Markets Group, Inc. Even if we obtain quotation on the OTC, we do not know the extent to which investor interest will lead to the development and maintenance of a liquid trading market.

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

We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company”, we may take advantage of exemptions from various reporting requirements that are applicable to other public reporting companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports. We could be an “emerging growth company” up until the December 31st following the fifth anniversary after our first equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30th, in which case we would no longer be an “emerging growth company” as of the following December 31st. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

Even after we no longer qualify as an “emerging growth company”, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We entered into a lease for executive offices, consisting of approximately 2,500 square feet in Houston, Texas, for a term expiring in 2020, plus one five-year extension option. We vacated the property on April 30, 2018, prior to the initial lease term ending date. As of August 1, 2019, we entered into a settlement agreement with the landlord in the amount of $32,284 to be paid back in three monthly installments starting on August 2, 2019.

As of May 2019, we are utilizing office space in Burleson, Texas consisting of 1013 square feet. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans. The lease is for a term of 3 years at a cost of $2,195 per month.

Currently Operating System-Wide Restaurants

As of August, 20, 2019, company-operated, franchised and total system-wide restaurants by jurisdiction are:

State	Company-Owned Restaurants	Franchised Restaurants	Total Restaurants
California	1	2	3
Florida	-	3	3
Georgia	2	-	2
Illinois	-	2	2
Massachusetts	-	1	1
Nevada	-	1	1
New Jersey	1	6	7
New York	1	4	5
North Carolina	-	2	2
Oklahoma	1	-	1
Pennsylvania	-	2	2
Texas	1	5	6
Virginia	-	1	1
Washington	-	1	1
Kuwait	-	2	2
TOTAL	7	32	39

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are not currently involved in any material disputes and do not have any material litigation matters pending except:

In April 2018, the Company and Former Parent were listed as defendants in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement.

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

On May 25, 2018, the Civil Court of the City of New York, County of New York, entered into a settlement agreement between the Company and a landlord, in the amount of $55,891 for past due rent. The Company agreed to make the following payments (i) $15,000 on or before May 31, 2018, and (ii) $40,891 on or before September 4, 2018. These amounts have been paid in full.

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

Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005.22. Captive Aire has been paid in full, the other items are still outstanding as of July 2019.

On or about May 1, 2018, a suit was filed in the Supreme Court of the State of New York, County of Rockland, by Imperial Bag & Paper seeking $44,585 in past due amounts for goods received. The company entered into a payment plan and as of January 2019 this amount has been paid in full.

On or about April 5, 2018, American Restaurant Holdings, Inc entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at this location. The settlement calls for monthly payments of $8,333 thru March 2019. This amount has been paid in full pursuant to the settlement agreement.

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

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability for approximately $297,160 as of December 31, 2018 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

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

Holders

As of August 20, 2019, there were 653 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2018, and 2017, we had warrants to purchase an aggregate of 2,184,548 and 521,045 shares of common stock, respectively, outstanding with a weighted average exercise price of $3.38 and $9.03 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information, as of August 20, 2019 with respect to equity securities authorized for issuance under compensation plans:

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

Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2015, in connection with original capitalization of the Company, the Company issued 4,339,285 shares of its common stock to American Restaurant Holdings Inc. (“ARH”) in exchange for cash of $3,645,000 and an obligation to repay an aggregate of $604,000 of principal due under Note I and Note II issued to Muscle Maker Franchising Inc. (“MMF”) in connection with the acquisition of 74% of Muscle Maker Brands LLC (“MMB”).

On January 23, 2015, the Company issued 53,571 shares of common stock valued at $1.31 per share, or an aggregate of $70,000, to former members of MMF, in connection with the acquisition of 74% of MMB.

On January 24, 2015, the Company granted 21,428 shares of its common stock valued at $1.31 per share to its Director of Brand Development, in connection with the DBD Agreement. The shares vested immediately and the Company recorded stock-based compensation of $28,000 in connection with issuance of these shares.

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

On December 15, 2016, the Company granted a three-year warrant for the purchase of 245,797 shares of the Company common stock at an exercise price of $9.33 to the Former Parent, in connection with the issuance of the 2016 ARH Note.

On April 21, 2016, the Company granted a three-year warrant for the purchase of 5,356 shares of the Company’s common stock at an exercise price of $9.33 per share to a franchisee and developer of the Company in exchange for services.

On December 15, 2016, the Company granted a three-year warrant for the purchase of 245,797 shares of the Company common stock at an exercise price of $9.33 to the Former Parent, in connection with the issuance of the 2016 ARH Note.

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

During the year ended December 31, 2017, the Company issued in connection with the issuances of the convertible promissory notes, three-year warrants for the purchase of an aggregate of 84,736 shares of the Company’s common stock exercisable at the Conversion Price.

On April 11, 2018, the Former Parent elected to partially convert the 2018 ARH Note for the principal of $392,542 into 785,084 shares of the Company’s common stock.

During the year ended December 31, 2018, the Company issued 1,504,425 shares of its common stock upon automatic conversion of various convertible notes in the aggregate principal amount of $1,850,340, 180,000 shares of common stock of the company to various investors at a purchase price of $1.00 per share providing $180,000 of proceeds to the Company and 250,000 restricted shares of common stock issued for services.

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

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc.(“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of December 31, 2018, our restaurant system included six Company-owned restaurants and thirty-four franchised restaurants.

Muscle Maker Grill is a fast-casual restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order lean, protein-based meals featuring chicken, seafood, pasta, burgers, wraps and flat breads. In addition, we feature freshly prepared entrée salads and an appealing selection of sides, protein shakes and fruit smoothies. We operate in the fast-casual restaurant segment.

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

As of December 31, 2018, we had an accumulated deficit of $23,833,656 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2018, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

Key Financial Definitions

Total Revenues

Our revenues are derived from three primary sources: company restaurant sales, franchise revenues and vendor rebates from Franchisees. Franchise revenues are comprised of franchise royalty revenues collected based on 5% of franchisee net sales and, to a lesser extent, other franchise revenues which include initial and renewal franchisee fees. Vendor rebates are received based on volume purchases or services from franchise owned locations.

Food and Beverage Costs

Food and beverage costs include the direct costs associated with food, beverage and packaging of our menu items at company-operated restaurants partially offset by vendor rebates from company owned stores. The components of food, beverages and supplies are variable in nature, change with sales volume, are affected by menu mix and are subject to fluctuations in commodity costs. The current management team in place since May 2018 has the opinion that food and beverage costs for 2018 and 2017 are too high and has begun implementing multiple operational changes to lower food and paper costs.

Labor

Restaurant labor costs, including preopening labor, consist of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to increase due to inflation and as our company restaurant revenues grow. Factors that influence labor costs include minimum wage and employer payroll tax legislation, mandated health care costs and operational productivity established by the management team. The current management team in place since May 2018 has the opinion that labor costs for 2018 and 2017 are too high and has begun implementing operational changes to lower restaurant level labor costs overall.

Rent

Restaurant rent, including preopening rental charges, consists of company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. The current management team in place since May 2018 has the opinion that rent costs for 2018 and 2017 as a percentage of total restaurant sales are too high. Our rent strategy moving forward consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides a downside protection for lower volume locations. While we cannot guarantee a favorable variable rent expense in all future leases, it is in our forecasts at an 8% average level.

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

Other Expenses Incurred for Closed Locations

Other expenses incurred for closed locations consist of primarily of restaurant operating expenses incurred subsequent to store closures as the Company still has to certain obligations to vendors due to signed agreements.

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

Consolidated Results of Operations

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively:

	For the Years Ended
	December 31,
	2018	2017
Revenues:
Company restaurant sales, net of discounts	$3,869,758	$5,215,285
Franchise royalties and fees	1,908,278	1,988,167
Other revenues	244,633	725,685
Total Revenues	6,022,669	7,929,137

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,432,653	1,946,643
Labor	1,646,264	2,634,730
Rent	681,176	927,610
Other restaurant operating expenses	853,197	1,283,286
Total restaurant operating expenses	4,613,290	6,792,269
Costs of other revenues	114,388	330,367
Depreciation and amortization	200,885	446,369
Impairment of intangible assets	-	410,225
Impairment of fixed assets	-	1,375,790
Impairment of goodwill	-	2,521,468
Other expenses incurred for closed locations	321,821	-
General and administrative expenses	4,358,131	7,983,673
Total Costs and Expenses	9,608,515	19,860,161
Loss from Operations	(3,585,846)	(11,931,024)

Other (Expense) Income:
Other income	96,221	88,874
Interest expense, net	(983,499)	(15,336)
Loss on sale of CTI	(456,169)	-
Amortization of debt discount	(2,275,247)	(3,956,792)
Total Other Expense, net	(3,618,694)	(3,883,254)

Loss Before Income Tax	(7,204,540)	(15,814,278)
Income tax provision	-	246,527
Net Loss	(7,204,540)	(15,567,751)
Net loss attributable to the non-controlling interest	(2,071)	(2,357,303)
Net Loss Attributable to Controlling Interest	$(7,202,469)	$(13,210,448)

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Revenues

Company total revenues totaled $6,022,669 for the year ended December 31, 2018 compared to $7,929,137 for the year ended December 31, 2017. The 24.0% decrease was primarily attributable to the eight store closures throughout 2018 and partially due to the sale of CTI in May 2018.

We generated restaurant sales, net of discounts, of $3,869,758 for the year ended December 31, 2018 compared to $5,215,285, for the year ended December 31, 2017. This represented a decrease of $1,345,527, or 25.8%, which resulted primarily from the eight store closures throughout 2018

Franchise royalties and fees for the year ended December 31, 2018 and December 31, 2017 totaled $1,908,278 compared to $1,988,167, respectively. The $79,889 decrease is primarily attributable to a decrease in royalty income of approximately $56,000.

Other revenues increased to $244,633 for the year ended December 31, 2018 from $725,685 for the year ended December 31, 2017, representing a decrease of $481,052 or 66.3%. The decrease is primarily attributed to the sale of CTI in May 2018.

Operating Costs and Expenses

Operating costs and expenses consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, cost of other revenues, depreciation and amortization expenses, impairment losses and general and administrative expenses.

Restaurant food and beverage costs for the year ended December 31, 2018 and December 31, 2017 totaled $1,432,653 or 37.0% as a percentage of company restaurant net sales, and $1,946,643 or 37.3%, as a percentage of company restaurant net sales, respectively. The $513,990 decrease resulted primarily from the eight store closures throughout 2018. The current management team in place since May 2018 believes the overall food cost percentages for both 2018 and 2017 are too high and have been working on implementing new operational measures to lower these costs in 2019.

Restaurant labor for the year ended December 31, 2018 and December 31, 2017 totaled $1,646,264, or 42.5%, as a percentage of company restaurant net sales, and $2,634,730, or 50.5%, as a percentage of company restaurant net sales, respectively. The $988,466 decrease results primarily from eight store closures throughout 2018. The decrease as a percentage of sales is primarily attributable to improved efficiencies and fewer new locations that are being opened as compared to the prior period as new locations typically have higher starting operation efficiencies. The current management team in place since May 2018 believes the overall labor cost percentages for both 2017 and 2018 are too high and have started to implement new operational measures to lower these costs as a percentage of corporate restaurant net sales in 2019.

Restaurant rent expense for the year ended December 31, 2018 and December 31, 2017 totaled $681,176, or 17.6% as a percentage of restaurant sales, and $927,610, or 17.8%, as a percentage of restaurant sales, respectively. The $246,434 decrease results primarily from the settlement on leases for the eight store closures throughout 2018.The decrease as a percentage of sales is primarily attributable to the impact of the eight store closures. Our current strategy focuses on new corporately owned non-traditional locations such as military bases with variable rent structures no greater than 10% of corporate restaurant revenue net sales. This is a significantly lower number than what was reported in 2018 and 2017.

Other restaurant operating expenses for the year ended December 31, 2018 and December 31, 2017 totaled $853,197, or 22.0% as a percentage of restaurant sales, and $1,283,286, or 24.6% as a percentage of restaurant sales, respectively. The $430,089 decrease is primarily attributed to eight store closures throughout 2018.

Cost of other revenues for the year ended December 31, 2018 and December 31, 2017 totaled $114,388, or 46.8%, as a percentage of other revenue, and $330,367, or 45.5%, as a percentage of other revenue, respectively. The $215,979 decrease resulted from the sale of CTI during May 2018. The increase as a percentage of other revenues resulted primarily from increased costs from service providers with no corresponding increase in monthly services fees being charged to our customers.

Other Expenses incurred for closed locations for the year ended December 31, 2018 totaled $321,821. This consisted predominantly of rent expense of approximately $258,000 incurred for closed locations while the remaining expense of approximately $64,000 consisted of expenses that would typically be consider as other restaurant operating expenses if the locations where not closed but the Company was still obligated to pay.

Depreciation and amortization expense for the year ended December 31, 2018 and December 31, 2017 totaled $200,885 and $446,369, respectively. The $245,484 decrease is primarily attributable to lower depreciation expense of property and equipment due to the eight store closures throughout 2018 and impairment of property and equipment taken in the latter part of 2017.

General and administrative expenses for the year ended December 31, 2018 and December 31, 2017 totaled $4,358,131, or 72.4% of total revenue, and $7,983,673, or 100.7% of total revenue, respectively. The $3,625,542 decrease is primarily attributable to less expenses incurred for developing the company’s corporate infrastructure The decrease is also attributed to a decrease in third party accounting and legal fees of approximately $1,259,000 as the company used less temporary accounting services and incurred fewer legal reorganizational research to facilitate SEC financial statement preparation. In addition, there were decreases of approximately $1,001,000 in salaries, wages and benefits, approximately $348,000 in stock-based compensation as fewer restricted stock vest in the current period as compared to prior period, approximately $430,000 in CTI expenses due to the sale of CTI and approximately $583,000 in marketing expenses. The decreases are partially offset by an increase of approximately $584,000 in consulting expenses, approximately $82,000 in rent expense incurred due to the corporate office closure and the new corporate office space, approximately $73,000 in recruiting fees incurred specifically in connection with hiring new executives during 2018.

Loss from Operations

Our loss from operations for the year ended December 31, 2018 and December 31, 2017 totaled $3,585,846, or 59.5% of total revenues and $11,931,024, or 150.5% of total revenue, respectively. This resulted in a decrease of $8,345,178 in loss from operations which is primarily attributable to a decrease in total cost of expenses of approximately $10,250,000 offset by a decrease in total revenues of approximately $1,907,000.

Other (Expense) Income

Other expense for the year ended December 31, 2018 and December 31, 2017 totaled $3,618,694 and $3,883,254, respectively. The $264,560 decrease in expense was primarily attributable to a decrease in amortization of debt discounts of approximately $1,682,000 in connection with convertible notes payable as compared to the prior year, partially offset by an increase in interest expense of approximately $968,000 incurred in connection with the default of a notes payable, accrued interest on notes and interest expense incurred in connection with warrants and the loss on sale of CTI of approximately $456,000.

Net Loss

Our net loss for the year ended December 31, 2018 decreased by $8,363,211 to $7,204,540 as compared to 15,567,751 for the year ended December 31, 2017, resulting primarily from a significant decrease in loss of operations and a decrease in other (expense) income as discussed above. Our net loss attributable to the controlling interest was $7,202,469 and $13,210,448 for the year ended December 31, 2018 and December 31, 2017, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31, 2018	December 31, 2017
Cash	$357,842	$78,683
Working Capital Deficiency	$(3,918,443)	$(4,306,947)
Convertible notes payable, including related parties	$2,268,573	$2,349,340
Other notes payable, including related parties	$560,00	$555,000
Convertible notes payable to Former Parent (Gross)	$82,458	$-

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $3,879,163 and $23,833,656, respectively, as of December 31, 2018, plus our use of $2,726,737 of cash in operating activities during the year ended December 31, 2018, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing. As a result of the foregoing factors, together with our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the fiscal years ended December 31, 2018 and 2017.

During prior periods our operations have primarily been funded through proceeds from American Restaurant Holdings in exchange for equity and debt.

Our principal source of liquidity to date has been provided by (i) investment from American Restaurant Holdings, a private equity restaurant group, (ii) loans and convertible loans from related and unrelated third parties and (iii) the sale of common stock through private placements. More specifically, American Restaurant Holdings has invested over $5 million in growth capital into the Company to date. Additionally, the Company has been funded through proceeds from the issuance of 15% Senior Secured Debt and 12% Secured Convertible Debt offer through various private offering in the aggregate amount of approximately $6,300,000.

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

Sources and Uses of Cash for the Years Ended December 31, 2018 and December 31, 2017

For the year ended December 31, 2018 and 2017, we used cash of $2,726,737and $3,676,999, respectively, in operations. Our cash used for the year ended December 31, 2018 was primarily attributable to our net loss of $7,204,540, adjusted for net non-cash income in the aggregate amount of $4,542,867, partially offset by $65,064 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2017 was primarily attributable to our net loss of $15,567,751, adjusted for net non-cash income in the aggregate amount of $10,053,902, partially offset by $1,836,850 of net cash provided by changes in the levels of operating assets and liabilities.

During the year ended December 31, 2018, cash used in investing activities was $188,221, of which $252,645 was used to purchase property and equipment, and $64,424 was collected from loans to franchisees and related parties net of issuances. During the year ended December 31, 2017, cash used in investing activities was $843,169, of which $968,831 was used to purchase property and equipment, and $125,662 was used to issue loans to franchisees and related parties net of repayments.

Net cash provided by financing activities for the year ended December 31, 2018 was $3,194,117 of which $650,000 proceeds from convertible notes from other related parties, $2,051,000 proceeds from convertible notes to various parties, $460,000 proceeds from other notes payable, $85,576 net proceeds from initial public offering and $180,000 proceeds from the sale of restricted common stock, offset by $100,000 repayments of convertible notes payable and other note payable and $132,459 net repayments of advances to Former Parent. Net cash provided by financing activities for the year ended December 31, 2017 was $4,263,127 of which $1,138,800 was proceeds from convertible notes payable to American Restaurant Holdings, $555,000 proceeds from other notes payable from various investors and related parties, $2,349,340 proceeds from convertible notes to various parties and related parties, $50,000 in proceeds from the exercise of warrants and $420,000 in proceeds from the issuance of restricted stock, partially offset by $250,013 of repayments of advances from American Restaurant Holdings.

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

Other Revenues

Through our subsidiary, CTI which was sold, we derived revenue from the sale of POS computer systems, cash registers, digital menu boards and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

See Note 3 to our consolidated financial statements for the year ended December 31, 2018.

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

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the consolidated results of operations and cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018:

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

●	The Company has inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting.

●	The Company has significant deficiencies in the design and implementation of IT controls, specifically in the following areas: data center and network operations, access security and change management.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a company with limited resources, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of the financial statements. This action, in addition to future improvements identified above, will minimize any risk of a potential material misstatement occurring.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 20, 2019, our current directors and executive officers and their ages are:

Name	Age	Principal Positions Held With Us
Kevin Mohan	45	Chief Investment Officer and Chairman of the Board
Michael J. Roper	54	CEO, Secretary
Kenneth Miller	50	Chief Operating Officer
Ferdinand Groenewald	35	Chief Financial Officer
Aimee Infantee	32	Chief Marketing Officer
Noel DeWinter	80	Director, Treasurer
A.B. Southall III	58	Director
Paul L. Menchik	71	Director
John Marques	59	Director
Peter S. Petrosian	67	Director
Omprakash Vajinapalli	48	Director

Executive Officers

Kevin Mohan. Mr. Mohan has served as Chairman of the Board and a director of Muscle Maker, Inc since April 16, 2018. From April 16, 2018 through May 1, 2018, he also served as the Interim President of the Company. From May 1, 2018 through September 16, 2018 Mr. Mohan acted as the Company’s VP of Investments. He has also served as the Chief Investment Officer since September 17, 2018. From June 2012 through March 2017, Mr. Mohan served as the VP of Capital Markets for American Restaurant Holdings, Inc., a company focused on acquiring and expanding fast casual restaurant brands.

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

Aimee Infante. Ms. Infante has served as the Chief Marketing Officer of Muscle Maker, Inc. since May 6, 2019. Ms. Infante had previously served as the Vice President of Marketing of each of Muscle Maker Development, LLC and Muscle Maker Corp., LLC since August 25, 2017 and September 15, 2017, respectively. From June 6, 2017 to September 15, 2017, she was the Vice President of Marketing of Muscle Maker Brands Conversion, Inc. From February 2016 through June 5, 2017, she served as the Vice President of Marketing of Muscle Maker Brands, LLC, which converted into Muscle Maker Brands Conversion, Inc. on June 6, 2017. From January 2015 through January 2016, Ms. Infante served as our Director of Marketing of Muscle Maker Brands. Ms. Infante was Director of Marketing of Muscle Maker Franchising from October 2014 to January 2015. Ms. Infante was employed by Qdoba Mexican Grill in Denver, Colorado from November 2010 to April 2014, serving as Regional Marketing Specialist from November 2010 to October 2012 and Marketing Manager from October 2012 to April 2014.

Based on her education and extensive experience in marketing, specifically the restaurant industries, we have deemed Ms. Infante fit to serve as our Chief Marketing Officer.

Noel DeWinter. Mr. DeWinter has served as director of Muscle Maker, Inc since February 2017. Mr. DeWinter has over 40 years of private accounting and finance experience within a number of different industries. Since January 2011, he has served as Chief Financial Officer of FileLife, a private developer of file protection and control system products. He was also the Chief Financial Officer of Apollo Medical Holdings from 2008 until 2010. Apollo Medical (AMEH) is a public healthcare company providing inpatient hospitalist services to various Southern California hospitals. Additional experience includes the Chief Financial Officer of Capital Pacific Homes and the same position at Wahlco Environmental Systems. Wahlco was an NYSE-listed public company during his tenure as Chief Financial Officer. Mr. DeWinter received his MBA from the University of Pennsylvania.

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

Paul L. Menchik. Mr. Menchik has served as director of Muscle Maker, Inc since February 2017. Since 1986, Mr. Menchik has been Professor of Economics at Michigan State University where he has been Department chairperson and Director of Graduate Programs. He has served as Senior Economist for Economic Policy for the White House Office of Management and Budget (where among other matters he worked on Social Security solvency issues) and served as Visiting Scholar at the Tax Analysis Division of the Congressional Budget Office. Menchik has also been on the faculty of Rutgers University and the University of Wisconsin and has served as visiting faculty at University of Pennsylvania, London School of Economics, University College London, and Victoria University in Wellington New Zealand. Over the years he has advised three state governments and five US government agencies. He holds a Ph.D. from the Wharton School of Finance and Commerce at the University of Pennsylvania. He has over 40 publications including a book on household and family economics, made over 85 paper presentations at other universities and conferences around the world and has refereed for over 20 academic journals and is currently a member of the editorial board for the Journal of Income Distribution. He is a member of Who’s Who in Economics and Who’s Who in America.

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

Our board of directors currently consists of seven (7) members. Our board of directors has determined that Noel DwWinter, A.B. Southall III, Paul L. Menchik, John Marques, Peter S. Petrosian and Omprakash Vajinapalli, qualify as independent directors in accordance with the Nasdaq Capital Market (“Nasdaq”) listing requirements. Kevin Mohan is not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations and in expectation of listing on Nasdaq, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

If we are not approved for listing on NASDAQ or such other acceptable exchange (the “Exchange”), we intend to apply for quotation of our common stock on the OTC Markets by having a market maker file an application with FINRA for our common stock to be eligible for trading on the OTC Marketplace of the OTC Markets. We are not required to comply with the corporate governance rules of the Exchange, and instead may comply with less stringent corporate governance standards while listed on the OTC. The OTC does not require any of its members to establish any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. Instead, the functions of those committees may be undertaken by the board of directors as a whole. Upon quotation of our common stock on the OTC, our securities would not be quoted on an exchange that has requirements that a majority of our board members be independent and we would not otherwise be subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we currently required to establish or maintain an Audit Committee or other committee of our board of directors. Although we may comply with less stringent corporate governance standards while listed on the OTC, we have elected to voluntarily comply with the corporate governance rules of NASDAQ.

Board Leadership Structure and Board’s Role in Risk Oversight

Kevin Mohan is the Chairman of the Board. The Chairman has authority, among other things, to preside over the Board meetings and set the agenda for the Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board. We currently believe that separation of the roles of Chairman and Chief Executive Officer ensures appropriate oversight by the Board of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, following the qualification of the offering, the Board will hold executive sessions in which only independent directors are present.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers, and any persons holding more than ten percent of our Common Stock became obligated to comply with such rules upon the March 29, 2018 filing of our Form 8-A12B registering our class of Common Stock.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2018 and 2017 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2018 and whose total compensation for the 2018 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2018 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Award(4)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(5)	Total
Kevin Mohan	2018	$105,000	$-	$-	$-	$-	$-	$-	$105,000
Chief Investment Officer and Chairman of the Board of Muscle Maker, Inc.	2017	$-	$-	$-	$-	$-	$-	$-	$-

Michael J. Roper	2018	$144,231	$-	$-	$-	$-	$-	$-	$144,231
Chief Executive Officer of Muscle Maker, Inc.	2017	$-	$-	$-	$-	$-	$-	$-	$-

Kenneth Miller	2018	$56,154	$-	$-	$-	$-	$-	$-	$56,154
Chief Operating Officer of Muscle Maker, Inc.	2017	$-	$-	$-	$-	$-	$-	$-	$-

Ferdinand Groenewald	2018	$106,463	$5,000	$-	$-	$-	$-	$-	$111,463
Chief Financial Officer of Muscle Maker, Inc.	2017	$22,423	$10,000	$-	$-	$-	$-	$-	$32,423

Aimee Infante	2018	$100,000	$-	$19,936	$-	$-	$-	5,614	$125,550
Chief Marketing Officer of Muscle Maker, Inc.	2017	$89,129	$-	$39,891	$-	$-	$-	$-	$129,020

Rodney C. Silva(1)	2018	$150,000	$-	$29,913	$-	$-	$-	$7,421	$187,334
Chief Culture Officer of Muscle Maker Brands, LLC	2017	$150,000	$-	$59,864	$-	$-	$-	$28,800	$238,664

Robert E. Morgan(2)	2018	$36,000	$-	$-	$-	$-	$-	$-	$36,000
Former Chief Executive Officer, President, and Director of Muscle Maker, Inc (principal executive officer of Muscle Maker, Inc)	2017	$270,000	$-	$-	$-	$-	$-	$64,800	$334,800

Grady Metoyer(3)	2018	$6,750	$-	$131	$-	$-	$-	$-	$6,881
Former Chief Financial Officer of Muscle Maker, Inc (principal financial officer of Muscle Maker, Inc)	2017	$146,409	$-	$59,864	$-	$-	$-	$-	$206,273

(1) Mr. Silva has served as the Chief Culture Officer of each of Muscle Maker Development, LLC and Muscle Maker Corp., LLC since August 25, 2017 and September 15, 2017, respectively. From June 6, 2017 to September 15, 2017, Mr. Silva served as Chief Culture Officer of Muscle Maker Brands Conversion, Inc. From October 2015 through June 5, 2017, he served as the Chief Culture Officer of Muscle Maker Brands, LLC, which converted into Muscle Maker Brands Conversion, Inc. on June 6, 2017. From January 2015 to October 2015, Mr. Silva served as Director of Brand Development of Muscle Maker Brands, LLC.

(2) Mr. Morgan served as Chief Executive Officer and President of Muscle Maker, Inc from October 2015 through April 11, 2018. He also served as the Chief Executive Officer and President of each of Muscle Maker Development, LLC and Muscle Maker Corp., LLC from August 25, 2017 and September 15, 2017, respectively through April 11, 2018. From June 6, 2017 to September 15, 2017, Mr. Morgan served as Chief Executive Officer and President of Muscle Maker Brands Conversion, Inc. From October 2015 through June 5, 2017, Mr. Morgan served as the Chief Executive Officer and President of Muscle Maker Brands, LLC, which converted into Muscle Maker Brands Conversion, Inc. on June 6, 2017. From December 2014 to October 2015, Mr. Morgan served as the Chief Operating Officer of Muscle Maker Brands, LLC.

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

(4) On May 11, 2017, Muscle Maker, Inc. issued 16,071 restricted shares to Mr. Silva and to Mr. Metoyer, respectively and issued 10,714 restricted shares to Ms. Infante. The restricted common stock awards granted will vest in five equal installments with the first installment vesting on the date of grant and the remaining installments vesting on the first day of each of the next four calendar years thereafter. The value of the shares issued were $9.33 per share of which the vested and partially shares had an aggregate fair value amount of $209,823 ($89,908, $59,995 and $59,920) was vested and partial vesting as of December 31, 2018.

(5) For Messrs. Morgan and Silva includes the following perquisites and benefits:

●	Housing Allowance: For 2018, $0 per month ($0 per year) for Mr. Morgan and $0 for Mr. Silva and for 2017, $3,000 per month ($36,000 per year) for Mr. Morgan and $0 for Mr. Silva.

●	Healthcare Allowance: For 2018, $0 per month ($0 per year) for Mr. Morgan and $0 per month ($0 per year) for Mr. Silva; and for 2017, $2,000 per month ($24,000 per year) for Mr. Morgan and $2,000 per month ($24,000 per year) for Mr. Silva.

●	Auto Allowance: For 2018, $0 per month ($0 per year) for Mr. Morgan and $0 ($0 per year) per month for Mr. Silva; For 2017, $400 per month ($4,800 per year) for Mr. Morgan and $400 ($4,800 per year) per month for Mr. Silva

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

On May 5, 2019, the Company appointed entered into an Employment Agreement with Rodney Silva. Pursuant to the Employment Agreement, Mr. Silva will be engaged as Vice President of Brand Development/Franchise Sales of the Company for a period of eighteen months unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Silva will be entitled to a base salary at the annualized rate of $150,000. Mr. Silva will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Silva is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

Ferdinand Groenewald

On September 26, 2018, the Company appointed Ferdinand Groenewald as Chief Financial Officer of the Company and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as Chief Financial Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 10,000 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 25,000 in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees. In addition, pursuant to board approval, Mr. Groenewald is entitled to 110,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000.

Kenneth Miller

On September 26, 2018, the Company appointed Kenneth Miller as Chief Operating Officer of the Company and entered into an Employment Agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as Chief Operating Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller is also entitled to 100,000 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. Mr. Miller is eligible for a discretionary performance cash and equity bonuses which will include cash of $50,000 and 75,000 shares of common stock upon completion of the Public Offering, which may be increased to 125,000 shares in the event $5 million is raised. Mr. Miller is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

Michael Roper

On October 26, 2018, the Company entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing the Company on a national exchange and raising $3,000,000 (the “IPO”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which will be increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and again to $350,000 upon the Company completing the IPO. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the IPO. Mr. Roper is entitled to $100,000 bonus upon closing of the IPO. Mr. Roper is also entitled to 100,000 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. In addition, pursuant to board approval on June 29, 2019, Mr. Roper is entitled to 250,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000. In the event the Company raises $3 million or $5 million, then Mr. Roper will receive 150,000 restricted stock units or 250,000 restricted stock units, respectively. In addition, Mr. Roper will receive 100,000 restricted stock units upon the one- and two-year anniversaries of his employment.

Kevin Mohan

On October 26, 2018, the Company entered into an Employment Agreement with Kevin Mohan. Pursuant to the Employment Agreement, Mr. Mohan will be engaged as Chief Investment Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Mohan will be entitled to a base salary at the annualized rate of $156,000, which will be increased to $175,000 upon the IPO. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Mohan is entitled to $50,000 bonus upon closing of the IPO. In the event the Company raises $3 million or $5 million, then Mr. Mohan will receive 100,000 restricted stock units or 200,000 restricted stock units, respectively. In addition, pursuant to board approval on June 29, 2019, Mr. Mohan is entitled to 250,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000.

Elements of Compensation

None of our named executive officers, except for Messrs. Mohan, Roper, Miller, Groenewald, Infante, Morgan, Silva and Metoyer, was compensated in 2018, and except for Messrs. Groenewald, Infante, Morgan and Silva, was compensated in 2017, by us or Muscle Maker Brands. Messrs. Morgan and Silva were provided with the following primary elements of compensation in 2018 and 2017:

Base Salary

Messrs. Mohan, Roper, Miller, Groenewald, Infante, Morgan, Silva and Metoyer received a fixed base salary in an amount determined in accordance with their then employment agreement with Muscle Maker Inc, and based on a number of factors, including:

●	The nature, responsibilities and duties of the officer’s position;

●	The officer’s expertise, demonstrated leadership ability and prior performance;

●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and

●	The competitiveness of the market for the officer’s services.

Stock Award

In fiscal 2017, we issued an aggregate of 42,856 restricted shares of our common stock to Rod Silva, Grady Metoyer and to Aimee Infante. The restricted common stock awards granted will vest in five equal installments with the first installment vesting on the date of grant and the remaining installments vesting on the first day of each of the next four calendar years thereafter.

Other Benefits

In 2017, Mr. Morgan, our former CEO & President, and Mr. Silva, our Chief Cultural Officer, were provided with certain limited fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. These benefits include (a) healthcare allowance and auto allowance for both Messrs. Morgan and Silva and (b) housing allowance for Mr. Morgan. The amounts paid to Messrs. Morgan and Silva in 2017 in respect of these benefits is reflected above in the “Summary Compensation Table” section under the “Item 11 – Executive Compensation” heading.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2018, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options under the Plan (a)	Weighted-Average Exercise Price of Outstanding Options under the Plan (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$-	1,039,286
Equity compensation plans not approved by security holders	0	$-	-

TOTAL	0	$-	1,039,286

Director Compensation

On July 16, 2019, the Company entered into letter agreements with each of its existing board members, Noel DeWinter, John Marques, Paul Menchik, Kevin Mohan, Peter Petrosian, AB Southhall III and Omprakash Vajinapalli. Directors that also serve as employees will not be entitled to any additional compensation for serving as a board member of the Company. The letter agreements set forth certain terms pursuant to which the directors will serve as directors of the Company.

The letter agreements provide that each director will receive an annual cash fee of $9,000 as consideration for their service as a director. In addition, each director will receive 10,000 shares of common stock per year for service as director, 1,300 shares of common stock per year for service on each committee and 1,000 shares of common stock per year for service as chair for such committee. The shares of common stock for committee service will be limited to two committees.

As directors have not received compensation for services to date, the Company agreed to provide equity in lieu of cash compensation and equity compensation for services rendered during 2017, 2018 and 2019. For past director services in lieu of cash unpaid to date: (i) directors that served as directors during the year ended December 31, 2017 will each receive shares of common stock valued at $4,500 to be priced at the price per share of the Company’s public offering in connection with its uplisting (the “Uplisting Offering”), (ii) directors that served as directors during the year ended December 31, 2018 will each receive shares of common stock valued at $9,000, which shall be prorated for a partial year of service, to be priced at the price per share of the Uplisting Offering and (iii) directors that served as directors during the year ended December 31, 2019 through the date of the Uplisting Offering will each receive shares of common stock valued at $9,000, which shall be prorated for a partial year of service, to be priced at the price per share of the Uplisting Offering. Following the public offering, directors will be paid cash for the balance of 2019.

As further compensation for past director services, the Company will issue shares of common stock as follows, which shall be prorated for a partial year: (i) directors that served as directors during the year ended December 31, 2017 will each receive 5,000 shares of common stock, (ii) directors that served as directors during the year ended December 31, 2018 will each receive 10,000 shares of common stock and (iii) directors that served as directors during the year ended December 31, 2019 will each receive 5,000 shares of common stock.

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

The following table sets forth information about the beneficial ownership of our common stock at August 20, 2019, for:

●	each person known to us to be the beneficial owner of more than 5% of our common stock;

●	each named executive officer;

●	each of our directors; and
●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Muscle Maker, Inc, 308 East Renfro Street, Suite 101, Burleson, Texas 76028 We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 11,658,907 shares of our common stock outstanding as of August 20, 2019. The share information in this table has been adjusted to reflect the 1-for-7 reverse stock split of our common stock that was effective September 20, 2017 and the 3-for-4 reverse stock split of our common stock that was effective January 31, 2018.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of August 20, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned
	Number	Percent (15)
Name of Beneficial Owner
5% Stockholders:
P. John, LLC (1)	1,088,592	9.21%
John Marques (2)	1,264,224	10.59%

Directors and Named Executive Officers:
Kevin Mohan (3)	443,758	3.80%
Michael J. Roper	-	0.00%
Kenneth Miller	-	0.00%
Ferdinand Groenewald	-	0.00%
Aimee Infante	8,571	0.07%
Rod Silva (4)	141,600	1.21%
Noel DeWinter (5)	69,981	0.60%
A.B. Southall, III (6)	352,365	2.99%
Paul L. Menchik (7)	221,657	1.89%
John Marques (2)	1,264,242	10.59%
Peter S. Petrosian(8)	12,171	0.10%
Omprakash Vajinapalli(9)	12,850	0.11%
All named executive officers and directors as a group (12 persons)	2,527,195	21.36%

(1)	P. John, LLC directly beneficially owns 927,468 shares of Common Stock of Muscle Maker, and (ii) 125,000 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants. P. John, LLC’s members are John Feeney and his two adult sons, Michael Feeney and Ryan Feeney. Pursuant to the terms of the Operating Agreement of P. John, LLC, decisions relating to the business and affairs of P. John are made by the majority consent of the members, where each member has the right to a percentage vote based on his percentage ownership of the outstanding membership interests (Michael Feeney (45%), Ryan Feeney (10%), and John Feeney (45%)). Michael Feeney and Ryan Feeney do not reside in the same household as John Feeney and therefore John Feeney disclaims beneficial ownership of Michael Feeney and Ryan Feeney’s percentage interest of P. John LLC in Muscle Maker. John Feeney also directly beneficially owns (i) 2,678 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to John Feeney, (ii) 30,769 shares of Common Stock of Muscle Maker subject to presently convertible debt held by John Feeney, and (iii) 2,677 shares of Common Stock of Muscle Maker which were granted to John Feeney by Muscle Maker.

(2)	John Marques beneficially owns (i) indirectly 972,191 shares of Common Stock of Muscle Maker through Membership, LLC, (ii) directly 168,974 shares of Common Stock of Muscle Maker of which 155,356 are subject to presently exercisable purchase warrants issued to John Marques, and (iii) indirectly 123,076 shares of Common Stock of Muscle Maker subject to presently convertible debt held by Membership, LLC. John Marques is the sole member and manager of Membership, LLC. As such, Mr. Marques may be deemed to have voting and dispositive power of all securities beneficially owned by Membership, LLC reported herein.

(3)	Kevin Mohan beneficially owns (i) indirectly 39,000 shares of Common Stock of Muscle Maker through various family members that reside in the same household as Kevin Mohan, (ii) directly 373,989 shares of common stock of Muscle Maker of which 2,678 are subject to presently exercisable purchase warrants issued to Kevin Mohan and (iii) directly 30,769 shares of Common Stock of Muscle Maker subject to presently convertible debt held by Kevin Mohan.

(4)	Rodney Silva beneficially owns (i) indirectly 58,695 shares of Common Stock of Muscle Maker through JSOS, LLC, an entity he controls and (ii) directly 82,905 shares of Common Stock of Muscle Maker.

(5)	Noel De Winter beneficially owns (i) indirectly 29,250 shares of Common Stock of Muscle Maker as trustee of the Arthur Noel DeWinter Trust; (ii) directly 40,731 shares of Common Stock of Muscle Maker.

(6)	A.B. Southall beneficially owns (i) directly 210,471 shares of Common Stock of Muscle Maker, (ii) directly 30,356 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to A.B. Southall, and (iii) directly 111,538 shares of Common Stock of Muscle Maker subject to presently convertible debt held by A.B. Southall.

(7)	Paul L. Menchik beneficially owns (i) directly 146,657 shares of Common Stock of Muscle Maker, (ii) directly 50,000 shares of Common Stock of Muscle Maker subject to presently convertible debt held by Paul L. Menchik and (iii) 25,000 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to Paul L. Menchik.

(8)	Peter S. Petrosian beneficially owns directly 12,171 shares of Common Stock of Muscle Maker issued for serves rendered as a board of director.

(9)	Omprakash Vajinapalli beneficially owns (i) directly 10,832 shares of Common Stock of Muscle Maker and (ii) indirectly 1,339 shares of Common Stock of Muscle Maker through a family member that reside in the same household as Omprakash Vajinapalli.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On December 31, 2015, we issued a promissory note in the amount of $1,082,620 to American Restaurant (the “2015 ARH Note”). The note bore note stated interest or maturity date and was convertible into shares of Common Stock of Muscle Maker at a conversion price of $4.67 per share. On March 14, 2017, American Restaurant Holdings elected to convert the 2015 ARH Note in the principal amount of $1,082,620 into 231,990 shares of Common Stock of Muscle Maker at a conversion price of $4.67 per share.

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

On April 11, 2018, American Restaurant Holdings elected to partially convert the 2018 ARHI Note for the principal of $392,542 into 785,084 shares of the Company’s common stock.

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

In May 2017, Muscle Maker granted 119,709 shares of its common stock to its employees and consultants. Such share grants are subject to graduated vesting in equal installments of 20% on each of the following dates: (i) the date of grant, (ii) January 1, 2018, (iii) January 1, 2019, (iv) January 1, 2020, and (v) January 1, 2021. In the event of resignation or termination for any reason of an employee or consultant that receives such shares, the remaining non-vested shares of such employee or consultant prior to such resignation or termination will be forfeited.

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

On May 1, 2018, Muscle Maker board of directors agreed to issue 100,000 shares of common stock upon a Public Offering of at least $3,000,000, to Michael Roper, its Chief Executive Officer, as part of his initial employment agreement. In addition, on June 29, 2018, Muscle Maker board of directors agreed to an. Mr. Roper is also eligible to receive 100,000 restricted stock units on each anniversary of his employment date during the employment contract period as well as up to 250,000 additional restricted stock units upon the successful completion of an initial public offering of at least $5,000,000.

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

On June 29, 2018, Muscle Maker board of directors agreed to issue Kevin Mohan an additional 250,000 restricted stock units. The terms of the restricted stock units have not been finalized as of the date of the issuance of these consolidated financial statements and has not been issued.

On September 26, 2018, Muscle Maker, Inc. (the “Company”) rehired Ferdinand Groenewald as Chief Financial Officer of the Company and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as Chief Financial Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 10,000 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 25,000 in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees. In addition, pursuant to board approval, Mr. Groenewald is entitled to 110,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000.

On September 26, 2018, the Company appointed Kenneth Miller as Chief Operating Officer of the Company and entered into an Employment Agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as Chief Operating Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller is also entitled to 100,000 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. Mr. Miller is eligible for a discretionary performance cash and equity bonuses which will include cash of $50,000 and 75,000 shares of common stock upon completion of the Public Offering, which may be increased to 125,000 shares in the event $5 million is raised. Mr. Miller is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

On October 26, 2018, the Company entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing the Company on a national exchange and raising $3,000,000 (the “IPO”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which was increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and will be increase to $350,000 upon the Company completing the IPO. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the IPO. Mr. Roper is entitled to $100,000 bonus upon closing of the IPO. Mr. Roper is also entitled to 100,000 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. In addition, pursuant to board approval on June 29, 2019, Mr. Roper is entitled to 250,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000. In the event the Company raises $3 million or $5 million upon completion of a public offering together with listing on a national exchange, then Mr. Roper will receive 150,000 restricted stock units or 250,000 restricted stock units, respectively. In addition, Mr. Roper will receive 100,000 restricted stock units upon the one- and two-year anniversaries of his employment.

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

On October 26, 2018, the Company entered into an Employment Agreement with Kevin Mohan. Pursuant to the Employment Agreement, Mr. Mohan will be engaged as Chief Investment Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Mohan will be entitled to a base salary at the annualized rate of $156,000, which will be increased to $175,000 upon the IPO. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Mohan is entitled to $50,000 bonus upon closing of the IPO. In the event the Company raises $3 million or $5 million, then Mr. Mohan will receive 100,000 restricted stock units or 200,000 restricted stock units, respectively. In addition, pursuant to board approval on June 29, 2019, Mr. Mohan is entitled to 250,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2018 and 2017.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2018 and 2017:

	2018	2017
Audit fees (1)	$142,695	$345,050
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$142,695	$345,050

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2018 and 2017 and in connection with the filing of Forms 1-A.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.
(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Muscle Maker, Inc filed with California Secretary of State on December 8, 2014 +

3.2	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc filed with California Secretary of State on September 20, 2017 regarding the 7-for-1 reverse stock split +

3.3	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc filed with California Secretary of State on January 31, 2018 regarding the 4-for-3 reverse stock split +

3.4	Bylaws of Muscle Maker, Inc dated December 10, 2014 +

3.5	Amendment to Bylaws of Muscle Maker, Inc. dated August 11, 2017 +

4.1	Form of Selling Agent Warrant (incorporated by reference to Exhibit 3.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) +

4.2	Form of Warrant (incorporated by reference to Exhibit 3.2 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) +

4.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 3.3 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) +

4.4	Form of Subscription Agreement for BANQ subscribers (incorporated by reference to Exhibit 4.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) +

4.5	Form of Subscription Agreement (incorporated by reference to Exhibit 4.2 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) +

4.6	Form of Warrants to Purchase Common Stock – September 2018 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) +

4.7	For of 15% Senior Secured Convertible Promissory Notes – September 2018 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) +

4.8	Form of 12% senior Secured Convertible Promissory Notes - April 2019 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019) +

4.9	Form of Warrants to Purchase Common Stock - April 2019 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019) +

4.10	Form of Securities Purchase Agreement by and between Muscle Maker, Inc., Muscle Maker USA, Inc. and the April 2019 Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019) +

4.11	Form of Subscription Agreement by and between Muscle Maker, Inc., Muscle Maker USA, Inc. and the April 2019 Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019) +

4.12	First Amendment to 15% Senior Secured Convertible Promissory Note dated April 10, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019) +

10.1†	Muscle Maker 2017 Stock Option and Stock Issuance Plan and form of award agreements (incorporated by reference to Exhibit 6.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017) +

10.2†	Form of Restricted Stock Agreement under Muscle Maker 2017 Stock Option and Stock Issuance Plan +

10.3	Assignment and Assumption Agreement, dated August 25, 2017, between Muscle Maker Brands Conversion, Inc. and Muscle Maker Development, LLC +

10.4	Agreement of Conveyance, Transfer and Assigning of Assets and Assumptions of Obligations, dated September 15, 2017, between Muscle Maker, Inc and Muscle Maker Corp., LLC +

10.5†	Employment Agreement, between Muscle Maker and Ferdinand Groenewald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018) +

10.6†	Employment Agreement, between Muscle Maker and Ken Miller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018) +

10.7†	Employment Agreement between Michael Roper and Muscle Maker, Inc dated October 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) +

10.8†	Employment Agreement between Kevin Mohan and Muscle Maker, Inc dated October 26, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018) +

10.9†	Employment Agreement between Aimme Infante and Muscle Maker, Inc dated May 6, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019) +

10.10†	Form of Director Agreement dated July 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019) +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLE MAKER, INC

	By:	/s/ Michael Roper
Michael Roper
Dated: August 20, 2019		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Michael Roper	Chief Executive Officer, and
Michael J. Roper	Secretary (Principal Executive Officer)

/s/ Ferdinand Groenewald	Chief Financial Officer
Ferdinand Groenewald	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Mohan	Chief Investment Officer and Chairman of the Board
Kevin Mohan

/s/ Noel DeWinter	Director, Treasurer
Noel DeWinter

/s/ A.B. Southhall III	Director
A.B. Southall III

/s/ Paul L. Menchik	Director
Paul L. Menchik

/s/ John Marques	Director
John Marques

/s/ Peter S. Petrosian	Director
Peter S. Petrosian

/s/ Omprakash Vajinapalli	Director
Omprakash Vajinapalli

MUSCLE MAKER, INC AND SUBSIDIARIES

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Muscle Maker, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muscle Maker, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

Melville, NY

August 20, 2019

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

Assets
Current Assets:
Cash	$357,842	$78,683
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $4,500 as of December 31, 2018 and December 31, 2017, respectively	180,768	152,256
Inventory	45,067	92,768
Current portion of loans receivable, net of allowance of $55,000 at December 31, 2018 and December 31, 2017, respectively	37,155	20,146
Loans receivable from related parties, net of allowance of $0 and $45,000 at December 31, 2018 and December 31, 2017, respectively	650	9,704
Prepaid expenses and other current assets	16,412	23,287
Total Current Assets	637,894	376,844
Property and equipment, net	637,287	517,002
Intangible assets, net	3,102,621	3,181,880
Loans receivable - non current	75,756	150,522
Security deposits and other assets	33,532	21,401
Total Assets	$4,487,090	$4,247,649

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,887,380	$2,710,193
Convertible note payable	100,000	150,000
Other notes payable	-	20,000
Convertible notes payable to Former Parent, net of debt discount of $43,178 at December 31,2018	39,280	-
Deferred revenue	907,948	1,391,860
Deferred rent, current	14,243	25,620
Payable to Former Parent, current	-	16,995
Other current liabilities	607,486	369,123
Total Current Liabilities	4,556,337	4,683,791
Convertible notes payable, net of debt discount of $1,313,259 and $0 at December 31, 2018 and 2017, respectively	2,015,007	1,899,340
Convertible notes payable, related parties, net of debt discount of $233,462 and $0 at December 31, 2018 and 2017, respectively	153,566	300,000
Other notes payable, non - current	225,000	200,000
Other notes payable long term, related parties	335,000	335,000
Deferred rent, non-current	45,315	31,313
Total Liabilities	7,330,225	7,449,444

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, no par value, 100,000,000 shares authorized, 10,427,803 and 7,637,855 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	16,259,973	13,367,549
Additional paid-in capital	4,730,548	552,670
Accumulated deficit	(23,833,656)	(17,052,086)
Total Controlling Interest	(2,843,135)	(3,131,867)
Non-controlling interest	-	(69,928)
Total Stockholders’ Deficit	(2,843,135)	(3,201,795)
Total Liabilities and Stockholders’ Deficit	$4,487,090	$4,247,649

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended
	December 31,
	2018	2017
Revenues:
Company restaurant sales, net of discounts	$3,869,758	$5,215,285
Franchise royalties and fees	1,908,278	1,988,167
Other revenues	244,633	725,685
Total Revenues	6,022,669	7,929,137

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,432,653	1,946,643
Labor	1,646,264	2,634,730
Rent	681,176	927,610
Other restaurant operating expenses	853,197	1,283,286
Total restaurant operating expenses	4,613,290	6,792,269
Costs of other revenues	114,388	330,367
Depreciation and amortization	200,885	446,369
Impairment of intangible assets	-	410,225
Impairment of property and equipment	-	1,375,790
Impairment of goodwill	-	2,521,468
Other expenses incurred for closed locations	321,821	-
General and administrative expenses	4,358,131	7,983,673
Total Costs and Expenses	9,608,515	19,860,161
Loss from Operations	(3,585,846)	(11,931,024)

Other (Expense) Income:
Other income	96,221	88,874
Interest expense, net	(983,499)	(15,336)
Loss on sale of CTI	(456,169)	-
Amortization of debt discounts	(2,275,247)	(3,956,792)
Total Other Expense, Net	(3,618,694)	(3,883,254)

Loss Before Income Tax	(7,204,540)	(15,814,278)
Income tax provision	-	246,527
Net Loss	(7,204,540)	(15,567,751)
Net loss attributable to the non-controlling interest	(2,071)	(2,357,303)
Net Loss Attributable to Controlling Interest	$(7,202,469)	$(13,210,448)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(0.81)	$(2.19)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	8,909,192	6,039,731

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2016	4,604,842	$5,157,010	$2,842,343	$(3,841,638)	$4,157,715	$159,717	$4,317,432
Issuance of restricted stock	53,383	-	-	-	-	-	-
Shares issued for cash	56,250	420,000	-	-	420,000	-	420,000
Exercise of warrants for purchase of common stock	5,356	50,000	-	-	50,000	-	50,000
Restricted stock issued as compensation for services	52,307	170,000	-	-	170,000	-	170,000
Shares issued in connection with merger	1,550,964	1,466,541	(3,594,199)	-	(2,127,658)	2,127,658	-
Options issued to franchisees	-	-	47,583	-	47,583	-	47,583
Conversion of convertible notes payable to Former Parent into common stock	1,314,753	5,361,177	-	-	5,361,177	-	5,361,177
Beneficial conversion feature - First, Second and Third 2017 ARH Notes	-	-	1,085,985	-	1,085,985	-	1,085,985
Warrants issued in connection with convertible debt	-	-	170,958	-	170,958	-	170,958
Stock-based compensation: Amortization of restricted common stock	-	742,821	-	-	742,821	-	742,821
Net loss	-	-	-	(13,210,448)	(13,210,448)	(2,357,303)	(15,567,751)
Balance - December 31, 2017	7,637,855	$13,367,549	$552,670	$(17,052,086)	$(3,131,867)	$(69,928)	$(3,201,795)
Shares issued for cash	180,000	180,000	-	-	180,000	-	180,000
Issuance of restricted stock	26,286	-	-	-	-	-	-
Beneficial conversion feature - Convertible Notes	-	-	2,959,506	-	2,959,506	-	2,959,506
Beneficial conversion feature - Convertible Note to Former Parent	-	-	475,000	-	475,000	-	475,000
Warrants issued in connection with common stock and convertible debt	-	-	399,554	-	399,554	-	399,554
Warrants issued and recorded as debt discount in connection with notes payable	-	-	343,818	-	343,818	-	343,818
Offering on March 29, 2018, net of underwriter’s discount and offering cost of $58,798	44,153	85,576	-	-	85,576	-	85,576
Restricted stock issued as compensation for services	250,000	250,000	-	-	250,000	-	250,000
Conversion of convertible note payable to Former Parent into common stock	785,084	392,542	-	-	392,542	-	392,542
Conversion of convertible notes payable into common stock	1,504,425	1,850,340	-	-	1,850,340	-	1,850,340
Stock-based compensation: Amortization of restricted common stock	-	133,966	-	-	133,966	-	133,966
Sale of interest in CTI	-	-	-	420,899	420,899	71,999	492,898
Net loss	-	-	-	(7,202,469)	(7,202,469)	(2,071)	(7,204,540)

Balance - December 31, 2018	10,427,803	$16,259,973	$4,730,548	$(23,833,656)	$(2,843,135)	$-	$(2,843,135)

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years ended
	December 31,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(7,204,540)	$(15,567,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,885	446,369
Accretion of interest expense of other notes payable	234,044	-
Interest expense related to issuances of warrants	305,055	-
Stock-based compensation	383,966	742,821
Loss on sale of CTI	456,169	-
Options issued to franchisees	-	47,583
Restricted stock issued as compensation for services	-	170,000
Amortization of debt discounts	2,275,247	3,956,792
Impairment of intangible asset	-	410,225
Impairment of property and equipment	-	1,375,790
Impairment of Goodwill	-	2,521,468
Write off of security deposits	-	137,160
Bad debt expense	64,412	128,855
Deferred rent	2,625	(126,705)
Deferred income tax provision	-	(246,527)
Expenses paid by Former Parent	620,464	490,071
Changes in operating assets and liabilities:
Accounts receivable	(179,548)	(8,008)
Inventory	47,701	(28,648)
Prepaid expenses and other current assets	6,575	27,029
Security deposits and other assets	(12,131)	(9,789)
Accounts payable and accrued expenses	309,778	1,556,488
Deferred revenue	(475,802)	88,893
Other current liabilities	238,363	210,885
Total Adjustments	4,477,803	11,890,752
Net Cash Used in Operating Activities	(2,726,737)	(3,676,999)

Cash Flows from Investing Activities
Purchases of property and equipment	(252,645)	(968,831)
Issuance of loans receivable	(9,689)	(58,753)
Issuance of loans receivable - related parties	-	(5,533)
Collections from loans receivable	67,446	167,452
Collections from loans receivable - related party	6,667	22,496
Net Cash Used in Investing Activities	(188,221)	(843,169)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	-	50,000
Proceeds from issuance of restricted stock	180,000	420,000
Proceeds from offering, net of underwriter’s discount and offering costs	85,576	-
Repayments to Former Parent, net	(132,459)	(250,013)
Repayments of convertible notes payable	(50,000)	-
Repayments of other note payable	(50,000)	-
Proceeds from convertible notes payable	2,051,000	2,049,340
Proceeds from convertible notes payable - related parties	650,000	300,000
Proceeds from other notes payable	460,000	220,000
Proceeds from other notes payable - related parties	-	335,000
Proceeds from convertible notes payable to Former Parent	-	1,138,800
Net Cash Provided by Financing Activities	3,194,117	4,263,127

Net Increase (Decrease) in Cash	279,159	(257,041)
Cash - Beginning of Period	78,683	335,724
Cash - End of Period	$357,842	$78,683

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Years ended
	December 31,
	2018	2017

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$40,605	$25,116

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$3,434,506	$1,085,985
Warrants issued in connection with common stock and convertible debt	$399,554	$170,958
Conversion of convertible notes payable to Former Parent into common stock	$392,542	$5,361,177
Conversion of notes payable into common stock	$1,850,340	$-
Loan receivable advanced by Former Parent	$-	$162,500
Accounts payable associated with purchases of property and equipment	$-	$187,241
Other note payable exchanged for convertible note	$635,294	$-
Warrants issued and recorded as debt discount in connection with notes payable	$343,818	$-
Convertible note issued to Former Parent in exchange for payable to Former Parent	$475,000	$517,915

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

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of December 31, 2018, the Company’s restaurant system included six company-owned restaurants, and thirty-four franchised restaurants. One company-owned restaurant was subsequently opened for operation. Three franchised restaurants were subsequently opened for operations and six franchised restaurants were closed as of the date of the issuance of these consolidated financial statements. In addition, the Company currently has thirty-three United States based and two Kuwait based franchise locations open as of the date of the issuance of these consolidated financial statements. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of December 31, 2018, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $357,842, $3,918,443, and $23,833,656, respectively. For the year ended December 31, 2018, the Company incurred a pre-tax net loss of $7,204,540. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these consolidated financial statements.

The Company’s operations have primarily been funded through proceeds from the issuance of equity and debt. Subsequent to December 31, 2018, the Company received an aggregate of $6,239,000 associated with the issuances of convertible promissory notes payable and warrants and other notes to various lenders (See Note 18 – Subsequent Events -15% Senior Secured Convertible Notes and Note 18 – Subsequent Events – 12% Secured Convertible Notes).

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2018 or 2017.

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

As of December 31, 2018, and December 31, 2017, the Company did not have any derivative liabilities on its balance sheets.

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

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognize revenues form gift cards as restaurant revenues once the Company performs obligation to provide food and beverage to the customer is satisfies upon redemption of the gift card.

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

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $308,958 and $337,786 during the years ended December 31, 2018 and 2017, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI, which was sold in May 2018, the Company derived revenue from the sale of POS computer systems, cash registers, digital menu boards and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $244,633 and $725,685 of revenues from these technology sales and services during the years ended December 31, 2018 and 2017, respectively.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, for which the restaurant has not yet opened, as well as unearned vendor rebates and customer deposits received in connection with technology sales and services by CTI (see Note 13 – Deferred Revenue).

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $26,000 and $609,000 for the years ended December 31, 2018 and 2017, respectively, and are included in general and administrative expenses in the consolidated statements of operations. Advertising costs incurred related to our national advertising fund are netted with contributions from our Company-owned stores and our franchisees.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants and stock options from the conversion of convertible debt.

The following securities are excluded from the calculation of weighted average diluted common shares at December 31, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive:

	December 31,
	2018	2017
Warrants	2,184,548	521,045
Options	33,750	33,750
Convertible debt	4,327,070	1,445,748
Total potentially dilutive shares	6,545,368	2,000,543

Concentration of Credit Risk

The Company is subject to credit risk through loan’s receivable consisting primarily of amounts due from franchisees. The financial condition of these franchisees is largely dependent upon the underlying business trends of our brand and market conditions within the quick service restaurant industry. At December 31, 2018, one franchisee accounted for 95% of loans receivable and at December 31, 2017, one franchisee accounted for 78% of loans receivable. At December 31, 2018 and 2017, a loan to a consultant, who is also a stockholder of CTI, accounted for 0% and 4%, respectively, of loans receivable.

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 78% and 82% of the Company’s purchases for the years ended December 31, 2018 and 2017, respectively.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 for private companies and emerging growth public companies until annual periods beginning on or after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its consolidated financial statements.

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

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 18 – Subsequent Events.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – SALE OF CTI

On May 24, 2018, the Company entered into a stock purchase agreement between John Guild, JohnG Solutions LLC and CTI in which the Company agreed to sell their 70% ownership in CTI for a total purchase price of $1.00. During the year ended December 31, 2018, the Company recorded a loss of $456,169 related to the sale of CTI, as follows:

Cash	$(1,973)
Accounts receivable, net	(84,653)
Accounts receivable from CTI	(429,171)
Property and equipment, net	(2,912)
Intangible assets, net	(13,086)
Loans receivable from related party, net	(2,387)
Security deposits and other assets	(300)
Accounts payable and accrued expenses	133,930
Deferred revenue	8,110
Net fair value of assets and liabilities sold	(392,442)
Accumulated deficit	8,272
Subtotal	(384,170)
Non-controlling interest	(71,999)
Loss on sale of CTI	$(456,169)

NOTE 5 - LOANS RECEIVABLE

At December 31, 2018 and 2017, the Company’s loans receivable consists of the following:

	December 31,	December 31,
	2018	2017
Loans receivable, net	$112,911	$170,668
Less: current portion	(37,155)	(20,146)
Loans receivable, non-current	$75,756	$150,522

Loans receivable includes loans to franchisees totaling, in the aggregate, $112,911 and $170,668, net of reserves for uncollectible loans of $55,000 and $55,000 at December 31, 2018 and 2017, respectively. The loans have original terms ranging from 1 year to 5 years, earn interest at rates ranging from 1% to 5%, and are being repaid on a weekly or monthly basis.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6 – LOANS RECEIVABLE FROM RELATED PARTIES

At December 31, 2018 and 2017, the Company’s loans receivable from related parties consist of the following:

	December 31,	December 31,
	2018	2017
Loans receivable from related parties, net	$650	$9,704
Less: current portion	(650)	(9,704)
Loans receivable from related parties, non-current	$-	$-

Included in loans receivable from related parties at December 31, 2018 and 2017, is $650 and $9,704, net of reserve for uncollectible related party loans of $0 and $45,000 at December 31, 2018 and 2017, respectively

NOTE 7 – PROPERTY AND EQUIPMENT, NET

At December 31, 2018 and 2017, property and equipment consist of the following:

	December 31,	December 31,
	2018	2017

Furniture and equipment	$282,896	$189,401
Leasehold improvements	626,368	472,218
	909,264	661,619
Less: accumulated depreciation and amortization	(271,977)	(144,617)
Property and equipment, net	$637,287	$517,002

Depreciation expense amounted to $134,712 and $335,825 for the years ended December 31, 2018 and 2017, respectively.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements and a non-compete agreement, which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Non-Compete Agreement	Total
Intangible assets, net at December 31, 2016	$2,524,000	$1,157,204	$21,445	$3,702,649
Amortization expense	-	(104,550)	(5,994)	(110,544)
Impairment of intangible assets	-	(410,225)	-	(410,225)
Intangible assets, net at December 31, 2017	2,524,000	642,429	15,451	3,181,880
Amortization expense	-	(63,808)	(2,365)	(66,173)
Sale of CTI	-	-	(13,086)	(13,086)
Intangible assets, net at December 31, 2018	$2,524,000	$578,621	$-	$3,102,621

Weighted average remaining amortization period at December 31, 2018 (in years)		9.1	0.0

Amortization expense related to intangible assets was $66,173 and $110,544 for the years ended December 31, 2018 and 2017, respectively

The Company sustained operating and cash flow losses from inception which formed a basis for performing an impairment test of its Intangible Assets. As of December 31, 2018 and 2017, the Company performed a recoverability test on the trademark measuring the discounted projected cash flows of company owned stores and new franchisees, using the relief from royalty method, against the carrying value of the trademark; accordingly, no impairment was required. As of December 31,2018, the Company performed a recoverability test on the franchise agreements that passed the test based on its projected future undiscounted cash flows generated through the asset’s use and eventual disposal and no further action was required. As of December 31, 2017, the Company performed a recoverability test on the franchise agreements that failed the test based on its projected future undiscounted cash flows generated through the asset’s use and eventual disposal. We measured and recorded an impairment charge based on a measurement of fair value of those assets using an income approach. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and royalty payments. These forecasts were based on actual revenues and take into account recent developments as well as the Company’s plans and intentions. Based upon the results of the undiscounted cash flow analysis, the Company recorded an impairment charge on the franchise agreements of $410,225 during the year ended December 31, 2017.

The estimated future amortization expense is as follows:

For the Year Ended December 31,	Franchise Agreements
2019	$63,806
2020	63,981
2021	63,806
2022	63,806
2023	63,806
Thereafter	259,416
$578,621

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	December 31,
	2018	2017
Accounts payable	$841,334	$1,425,281
Accrued payroll	181,452	150,709
Accrued vacation	-	93,477
Accrued professional fees	296,518	318,379
Accrued board members fees	143,108	31,500
Accrued rent expense	618,120	284,999
Sales taxes payable (1)	297,160	355,692
Accrued interest	249,535	24,275
Accrued interest, Related parties	183,959	-
Other accrued expenses	76,194	25,881
	$2,887,380	$2,710,193

(1)	See Note 16 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

NOTE 10 – CONVERTIBLE NOTES PAYABLE TO FORMER PARENT

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

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrant at the date of grant of is also recorded as a debt discount. For the year ended December 31, 2017 the Company recorded aggregate debt discounts of $170,958 and $1,085,985, related to the warrants and the beneficial conversion feature, respectively, on the ARH notes and for the year ended December 31, 2018 the Company recorded aggregate debt discounts of $0 and $475,000, related to the warrants and the beneficial conversion feature, respectively, on the ARH Notes, which were amortized over the expected terms of the respective notes. The grant date fair value of the warrants issued was valued on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2018	2017
Risk free interest rate	-%	1.07% - 1.57%
Contractual term (years)	0.00	3.00
Expected volatility	0.0%	43.5%
Expected dividend	0.00%	0.00%

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –OTHER NOTES PAYABLE

Convertible Notes

During the year ended December 31, 2017, the Company received an aggregate of $1,550,000 associated with the issuances of convertible promissory notes payable and warrants to various parties, of which convertible promissory notes in the aggregate amount of $300,000 were issued to related parties. These notes are convertible into shares of the Company’s common stock upon the occurrence of the initial public offering at a 50% discount to the initial public offering price (the “Conversion Price”). If the convertible notes are not converted within six months, they are to be repaid with 10% interest. The maturity dates of all of the notes were extended subsequent to the year ended December 31, 2017. See Note 18 – Subsequent Events- Convertible Notes Payable for details related to subsequent issuances and extensions. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 84,736 shares of the Company’s common stock exercisable at the Conversion Price (see Note 17 - Equity – Warrants).

During the year ended December 31, 2017, the Company received an aggregate of $799,340 associated with the issuances of convertible promissory notes payable to various parties. The notes are automatically converted into common stock at the Conversion Price upon the earlier of the closing of the offering or the maturity dates of the notes. See Note 18 – Subsequent Events- Convertible Notes Payable for details related to subsequent issuances or extensions of convertible notes.

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

In January 2018, the Company and certain note holders, including related parties, agreed to extend the maturity date of convertible notes payable in the aggregate principal amount of $1,591,800 to be upon the earlier of the closing of the initial public offering, but no later than July 29, 2018. See Note 18 - Subsequent Events – Convertible Notes for details related to further extensions of convertible notes.

On February 7, 2018, the Company and a note holder entered into an amendment to a promissory note issued by the Company on May 31, 2017, whereby the parties agreed to (i) extend the term of the note to March 15, 2018, (ii) increase the outstanding balance of the note to $170,000, inclusive of principal and interest and (iii) the Company agreed to payments on the following dates: (a) $70,000 upon entering into the amendment and (b) $100,000 on March 15, 2018. See Note 16 – Litigations, Claims and Assessments for further action taken by the note holder.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –OTHER NOTES PAYABLE, continued

Convertible Notes, continued

During May 8, 2018 to September 30, 2018, the Company received an aggregate of $784,000 associated with the issuances of convertible promissory notes payable, of which $550,000 were issued to a related party. In addition, the Company issued a convertible promissory note of $30,000 for which the proceeds was received by the Former Parent and the Company recorded the corresponding receivable. The notes bear no stated interest or maturity date. The notes are convertible into shares of the Company’s stock upon the earlier of (a) six months from the issue date or (b) the first day the company’s stock is publicly traded or (c) converted at the option of the holder. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 407,000 shares of MMI’s common stock at an exercise price of $3.25 per share.

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

From September 12, 2018 through December 31, 2018, the Company entered into Securities Purchase Agreements (“SPA”) with several accredited investors (the “Investors”) providing for the sale by the Company to the investors of 15% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate amount of $2,165,000, which included $635,000 in other notes payable converted into SPA Notes. The Notes bear interest at 15% per annum paid quarterly and mature 18 months from issuance.

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

In addition to the SPA Notes, the Investors also received 1,082,500 warrants to purchase common stock of the Company (the “Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $1.20. In the event conversion price is adjusted as contemplated above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the Warrants on a cashless basis

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –OTHER NOTES PAYABLE, continued

Convertible Notes, continued

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

See Note 18 – Subsequent Events- Other Notes Payable for details related to subsequent issuances or extensions of convertible notes.

During the year ended December 31, 2018, convertible notes with an aggregate amount of $1,850,340 were automatically converted into 1,504,425 shares of the Company’s common stock pursuant to the terms of the notes.

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrant at the date of grant of is also recorded as a debt discount. For the year ended December 31, 2018 the Company recorded aggregate debt discounts of $399,554 and $2,959,506, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes, which were amortized over the expected terms of the respective notes.

Other Notes Payable

During the year ended December 31, 2017, the Company received an aggregate of $555,000 associated with the issuances of promissory notes, as amended and extended (See Note 18 – Subsequent Events – Other Notes Payable), payable to various parties, of which $335,000 were issued to a related party with a stated interest rate of 10% per the original 60-day-term.

On January 4, 2018 the Company issued a $25,000 promissory note to a related party. The note has a stated interest of 10% over the original term of sixty days. The note as amended and extended on January 29, 2018 becomes due and payable upon the earlier of (a) six month following the date of extension or (b) the approval of the Form 1-A Registration Statement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 –NOTES PAYABLE, continued

Other Notes Payable, continued

On January 24, 2018, the Company entered into a promissory note with an unrelated third party in the principal amount of $511,765 with a maturity date of March 30, 2018. The note is issued with a 15% original issue discount of which the Company received cash proceeds of $435,000. In connection with the promissory note, the Company issued three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $155,104 has been amortized over the terms of the note and was recorded as interest. The warrant contains a cashless exercise provision and piggyback registration rights as to the common stock underlying the warrants subsequent to the filing and effectiveness of the Form 8-A with the SEC following the closing of the initial public offering. In the event of default, the principal amount of the note is to be increased by 30% of the original principal amount and another three-year warrant for the purchase of an additional 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price, which together with the original warrant would constitute 100% warrant coverage. On March 30, 2018, the Company had defaulted on the loan and as a result the principal interest amount of the note has increase by $153,529 and the Company issued the additional three-year warrants for the purchase of an aggregate of 78,733 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $149,951 has been recorded as interest expense. The Company has since defaulted on the note and the note was subsequently converted into Secured Convertible Promissory Notes (see Note 18 Subsequent Events - 15% Senior Secured Convertible Notes).

NOTE 13 – DEFERRED REVENUE

At December 31, 2018 and 2017, deferred revenue consists of the following:

	December 31,	December 31,
	2018	2017
Customer deposits	$-	$18,179
Franchise fees	801,107	1,223,608
Unearned vendor rebates	106,841	150,073
	$907,948	$1,391,860

During the year ended December 31, 2017, the Company entered into a new agreement with a vendor whereby the vendor advanced the Company approximately $200,000 against future rebates that the Company will earn from the vendor.

NOTE 14 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2018	2017
Gift card liability	$122,221	$107,568
Marketing and co-op advertising fund liability	485,265	261,555
	$607,486	$369,123

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2018 and 2017 are presented below:

	For the Years Ended
	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$3,328,192	$2,058,299
Receivable allowance	30,800	27,000
Stock-based compensation	244,157	200,471
Accruals	44,816	20,250
Intangible assets	527,235	603,746
Deferred revenues	166,025	264,330
Gross deferred tax asset	4,341,225	3,174,096

Deferred tax liabilities:
Beneficial conversion feature	(352,111)	-
Deferred Rent	(5,798)	-

Gross deferred tax liabilities	(357,909)	-

Net deferred tax assets	3,983,316	3,174,096

Valuation allowance	(3,983,316)	(3,174,096)

Net deferred tax assets, net of valuation allowance	$-	$-

The income tax (provision) benefit for the periods shown consist of the following:

	For the Years Ended
	December 31,
	2018	2017
Federal:
Current	$-	$-
Deferred	606,915	2,050,319
State and local:
Current	-	-
Deferred	202,305	585,806
	809,220	2,636,125
Change in valuation allowance	(809,220)	(2,389,598)
Income tax (provision) benefit	$-	$246,527

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – INCOME TAXES, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	For the Years Ended
	December 31,
	2018	2017

Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	7.0%	6.0%
Permanent differences	(0.6)%	(0.8)%
Income passed through to non-controlling interests	(0.0)%	(4.1)%
Change in effective rate	(3.0)%	(9.8)%
Other	(0.1)%	(0.9)%
Change in valuation allowance	(24.3)%	(13.1)%

Effective income tax rate	0.0%	(1.7)%

At December 31, 2018, the Company had approximately $11.9 million each of federal and state net operating losses (“NOLS”) that may be available to offset future taxable income. The net operating loss carry-forwards, if not utilized, will expire from 2030 to 2038 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry-forwards could be subject to annual limitations if there have been greater than 50% ownership changes. The Company completed a Section 382 analysis and determined that none of its net operating losses would be limited.

The Company has filed income tax returns in the U.S. federal jurisdiction and the states of California, New Jersey, Texas and New York. The Company’s tax return filed for 2018, 2017, 2016 and 2015 remains subject to examination.

The Company is in the process of filing its amended U.S. Federal and State tax returns for the years ended December 31, 2017, 2016 and 2015. The NOLS for the years will not be available until the returns are filed. Assuming these returns are filed, as of December 31, 2018 the company had approximately $7.6 million of Federal and State NOLS that may be available to offset future taxable income.

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

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting for the income tax effects of certain elements of the 2017 Tax Act. In accordance with SAB 118, we have recognized the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities and included these amounts in our financial statements for the year ended December 31, 2018 and 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Tax Act.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Leases

During the year ended December 31, 2017, the Company became obligated for payments pursuant to four lease agreements for restaurant spaces with lease terms ranging from 5 years to 10 years, exclusive of options to renew. One of the lease agreements has a monthly rent expense based on a percentage fee of eight percent of gross sales for each year of the agreement. Rent expense pursuant to the remaining three lease agreements range from $5,916 to $7,532 per month.

The leases are subject to certain annual escalations as defined in the agreements. The Company recognizes rent on a straight-line basis. The cumulative difference between the rent payments and the rent expense since the inception of the leases was $59,558 at December 31, 2018.

During the year ended December 31, 2018, the Company became obligated for payments pursuant to two new lease agreements for restaurant spaces with lease terms of 10 years, exclusive of options to renew. These lease agreements have a monthly rent expense based on a percentage fee of eight percent of gross sales for each year of the agreement.

The Company has recorded security deposits, totaling, in the aggregate, approximately $33,000 and $21,000 as of December 31, 2018 and 2017, respectively.

Future aggregate minimum lease payments for these leases and others as of December 31, 2018 are:

Future Minimum Lease Payments

2019	$217,043
2020	224,336
2021	191,237
2022	188,693
2023	192,049
Thereafter	527,455
$1,540,813

Total rent expense was $980,136 and $980,238 for the years ended December 31, 2018 and 2017, respectively.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – COMMITMENTS AND CONTINGENCIES, continued

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

On May 1, 2018, the Company appointed Michael J. Roper as Chief Executive Officer (“CEO”) of the Company and entered into an Employment Agreement with Mr. Roper. During the term of the agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000 and will be eligible for a discretionary performance bonus to be paid in cash or equity. Mr. Roper is also entitled to 100,000 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. In addition, Mr. Mohan resigned as Interim President of the Company.

On May 29, 2018, Ferdinand Groenewald, the Vice President of Finance, Principal Financial Officer and Principal Accounting Officer, notified Muscle Maker, Inc. (the “Company”) that he is resigning from his positions with the Company and its subsidiaries effective May 29, 2018.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

On September 26, 2018, Muscle Maker, Inc. (the “Company”) rehired Ferdinand Groenewald as Chief Financial Officer of the Company and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as Chief Financial Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 10,000 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 25,000 in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees. In addition, pursuant to board approval, Mr. Groenewald is entitled to 110,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000.

On September 26, 2018, the Company appointed Kenneth Miller as Chief Operating Officer of the Company and entered into an Employment Agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as Chief Operating Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller is also entitled to 100,000 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. Mr. Miller is eligible for a discretionary performance cash and equity bonuses which will include cash of $50,000 and 75,000 shares of common stock upon completion of the Public Offering, which may be increased to 125,000 shares in the event $5 million is raised. Mr. Miller is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

On October 26, 2018, the Company entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing the Company on a national exchange and raising $3,000,000 (the “IPO”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which was increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and will be increased to $350,000 upon the Company completing the IPO. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the IPO. Mr. Roper is entitled to $100,000 bonus upon closing of the IPO. Mr. Roper is also entitled to 100,000 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. In addition, pursuant to board approval on June 29, 2019, Mr. Roper is entitled to 250,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000. In the event the Company raises $3 million or $5 million upon completion of a public offering together with listing on a national exchange, then Mr. Roper will receive 150,000 restricted stock units or 250,000 restricted stock units, respectively. In addition, Mr. Roper will receive 100,000 restricted stock units upon the one- and two-year anniversaries of his employment.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

On October 26, 2018, the Company entered into an Employment Agreement with Kevin Mohan. Pursuant to the Employment Agreement, Mr. Mohan will be engaged as Chief Investment Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Mohan will be entitled to a base salary at the annualized rate of $156,000, which will be increased to $175,000 upon the IPO. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Mohan is entitled to $50,000 bonus upon closing of the IPO. In the event the Company raises $3 million or $5 million, then Mr. Mohan will receive 100,000 restricted stock units or 200,000 restricted stock units, respectively. In addition, pursuant to board approval on June 29, 2019, Mr. Mohan is entitled to 250,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000.

Consulting Agreement

On September 12, 2018, the Company entered into a Consulting Agreement with a professional business and financial expert to provide the Company financial and business advice including, but not limited, to discussing financing, potential business opportunities and potential acquisition. In addition, the consultant will help the Company select an underwriter to conduct an offering and will work with Company to prepare for the offering. Pursuant to the terms of the agreement the Company agreed to pay $140,000 in cash and to issue 250,000 restricted shares of the Company’s common stock on or before September 30, 2018. In addition, the Company agrees to pay the following additional fees (i) $70,000 in cash and 70,000 in restricted shares upon performance of the first milestones per the SPA agreement, (ii) $70,000 in cash and 70,000 in restricted shares upon performance of the Second milestones per the SPA agreement and (iii)$150,000 in cash and 200,000 in restricted shares upon the completion of both the contract and the Company’s offering. See Note 17 – Equity – Restricted Common Stock related to the issuance of the 250,000 restricted common stock.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued for approximate $297,160 and $355,692, which includes penalties and interest as of December 31, 2018 and December 31, 2017 related to this matter.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of December 31, 2018, the Company has accrued for the liability in accounts payable and accrued expenses.

On or about December 1, 2017, a landlord commenced legal proceedings in the Supreme Court of New Jersey, Special Civil Part, Union County docket number LT-010222-17 due to the Company’s default under the lease. The Company paid the past due rents and the event of default was resolved on January 23, 2018. The Company again defaulted under the terms of the lease and the landlord evicted the Company from the premises.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. As of December 31, 2018, the Company has accrued for the liability in accounts payable and accrued expenses and convertible note payable.

On or about April 5, 2018, the Company and Former Parent entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at Belmont location. The settlement calls for monthly payments of $8,333 thru March 2019. As of December 31, 2018, the Company has accrued for the liability in accounts payable and accrued expenses. As of the date of the issuance of these consolidated financial statements the settlement has been paid in full.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

In May 2018, Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of December 31, 2018, the Company has accrued for the liability in accounts payable and accrued expenses.

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

Employment Agreement

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

NOTE 17 – EQUITY

Authorized Capital

As of December 31, 2018, the Company was authorized to issue 100,000,000 shares of no par value common stock. The holders of the Company’s common stock are entitled to one vote per share.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – EQUITY, continued

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

During the year ended December 31, 2018, the Company sold 180,000 shares of common stock of the company to various investors at a purchase price of $1.00 per share providing $180,000 of proceeds to the Company.

Stock Option and Stock Issuance Plan

The Company’s board of directors and shareholders adopted and approved on July 27, 2017 and September 21, 2017, respectively, the Stock Option and Stock Issuance Plan (“2017 Plan”), effective September 21, 2017, under which stock options and restricted stock may be granted to officers, directors, employees and consultants. Under the 2017 Plan, the company reserved 1,071,428 shares of common stock, no par value per share, for issuance. As of December 31, 2018, 1,039,292 shares of common stock and options were outstanding under the 2017 Plan.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – EQUITY, continued

Restricted Common Stock

In May 2017, Muscle Maker granted 119,709 shares of its restricted common stock to its employees and consultants, with an aggregate grant date value of $1,117,403 or $9.33 per share. The restricted common stock awards granted to the employees and consultants will vest in five equal installments with the first installment vesting on the date of grant and the remaining installments vesting on the first day of each of the next four calendar years thereafter. In the event of resignation or termination for any reason of an employee or consultant that received such shares, any remaining non-vested shares will be forfeited. These awards were granted under the 2017 Plan.

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

On September 21, 2017, the Company granted an aggregate amount of 32,142 shares of its restricted common stock under the 2017 Plan at a price of $9.33 per share to its directors. The restricted common stock awards granted to the directors are subject to graded vesting in the following installments: (i) 66.67% as of the date of grant and (ii) four installments of 8.333% vesting on the first day of each of the next four calendar months.

During September 30,2018, the Company issued 250,000 restricted common stock of the Company to a consultant at a price of $1.00 per share. The shares are fully vested on the date of grant. See Note 16 – Commitments and Contingencies – Consulting Agreement.

At December 31, 2018, the unamortized value of the restricted common stock was $271,795. The unamortized amount will be expensed over a weighted average period of 2.01 years. A summary of the activity related to the restricted common stock for the years ended December 31, 2018 and December 31, 2017 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2017	-	$-
Granted	204,152	7.78
Forfeited	(1,285)	9.33
Vested	(105,690)	6.32
Outstanding at December 31, 2017	97,177	6.82
Granted	250,000	1.00
Forfeited	(28,449)	9.33
Vested	(276,286)	9.12
Outstanding at December 31, 2018	42,442	$6.34

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – EQUITY, continued

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $383,965 and $912,821 for the years ended December 31, 2018 and 2017, respectively, of which $380,871 and $729,073, respectively, was recorded in general and administrative expenses, $3,094 and $13,748, respectively, was recorded in labor expense with restaurant operating expenses and $0 and $170,000, respectively, was recorded in consulting expenses.

Stock-based compensation related to options issued to franchisees amounted to $0 and $47,583, respectively, for the year ended December 31, 2018 and 2017, of which was offset against franchisee royalties and fees in the statement of operations.

Warrants

On July 25, 2017, a warrant was exercised for the 5,356 shares of common stock of the Company at an exercise price of $9.33 per share for gross proceeds of $50,000.

A summary of warrants activity during the years ended December 31, 2018 and 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2016	318,116	$8.84	2.2
Issued	208,285	9.33
Exercised	(5,356)	9.33
Outstanding, December 31, 2017	521,045	$9.03	1.9
Issued	1,730,466	1.82
Exercised	-	-
Forfeited	(66,963)	7.00
Outstanding, December 31, 2018	2,184,548	3.38	3.3

Exercisable, December 31, 2018	2,184,548	$3.38	3.3

The grant date fair value of warrants granted during the years ended December 31, 2018 and 2017 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – EQUITY, continued

Warrants, continued

	For the Years Ended
	December 31,
	2018	2017
Risk free interest rate	2.27 - 3.05%	1.07 - 1.59%
Expected term (years)	3.00 - 5.00	3.00
Expected volatility	38.57- 55.37%	43.50%
Expected dividends	0.00%	0.00%

NOTE 18 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to December 31, 2018 and through the date of the issuance of these consolidated financial statements, the Company opened one additional company-owned restaurant, two franchised restaurants and closed six franchised restaurants.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18 – SUBSEQUENT EVENTS, continued

15% Senior Secured Convertible Notes

Subsequent to December 31, 2018 through the date of the issuance of these consolidated financial statements, the Company entered into SPA with Investors providing for the sale by the Company to the investors of SPA Notes in the aggregate amount of $2,973,000, of which a $100,000 was issued to related parties.

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

Employment Agreements

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18 – SUBSEQUENT EVENTS, continued

12% Secured Convertible Notes

During April 2019 through the date of the issuance of these condensed consolidated financial statements, Muscle USA entered into April 2019 SPA with the April 2019 Investors providing for the sale by the Company to the investors of April 2019 Notes in the aggregate amount of $3,175,000 (the “April 2019 Offering”).

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

In addition to the April 2019 Notes, the Investors also received 1,587,500 warrants to purchase common stock of the Company (the “Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of 115% of the conversion price.

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

Operating Leases

Subsequent to December 31, 2018, the Company became obligated for payments pursuant to three new lease agreements for restaurant spaces with lease terms of 10 years, exclusive of options to renew. These lease agreements have a monthly rent expense based on a percentage fee of eight percent of gross sales for less than $1,000,000 and ten percent of gross sales greater than $1,000,000 for each year of the agreement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18 – SUBSEQUENT EVENTS, continued

Operating Leases, continued

On August 1, 2019, we entered a settlement agreement with a landlord in connection with the prior executive office in Houston, Texas as we vacated the property on April 30, 2018. The Company owed the landlord the sum of $58,522. The landlord agreed to accept $32,283 as full payment of the damages. Pursuant to the settlement we will make three equal payments of $10,761 with the first payment to be made on August 2, 2019, the second payment is to be made on September 1, 2019 and the final payment is to be made on October 1, 2019. As of the date of the issuance of these condensed consolidated financial statements the Company made the first payment of $10,761 pursuant to the agreement.

Litigations, Claims and Assessments

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of December 31, 2018. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a month commencing on January 25, 2019 ending May 24, 2019, (c) a onetime payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a traunch of the 15% Senior Secured Convertible Notes and (d) on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second traunch of the 15% Senior Secured Convertible Notes. As of December 31, 2018, the Company accrued for the liability in accounts payable and accrued expenses. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of December 31, 2018, the Company accrued for the liability in accounts payable and accrued expenses.

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of December 31, 2018. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months start on May 31, 2019. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18 – SUBSEQUENT EVENTS, continued

Consulting Agreement

On May 24, 2019, the Company entered into a Consulting Agreement with a project management group to assist with various financial matters, documentation and presentations as needed. Pursuant to the terms of the agreement, the Company will pay $5,000 per month until the contract is cancelled by either party with written notice.

During July 2019, the Company entered into a Consulting Agreement, effective as of July 1, 2019, with an advisory group to provide strategic business services in connection with a future offering. The term of the agreement is for one year. Pursuant to the terms of the agreement, the Company issued 290,000 restricted shares of common stock on or before July 15, 2019 and agree to pay a cash fee of $75,000 upon signing the agreement.

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

Underwriters Agreement

On July 29, 2019, the Company entered into an Underwriters agreement for a proposed public offering by the Company of up to $7,000,000, plus a 15% overallotment, consisting of the common stock of the Company. The price and terms of the common stock offered shall be determined prior to the effective date of the registrations statement. The term of the contract is 12 months from the effective date of the agreement.

Board Compensation

On July 16, 2019, the board of directors approved a board compensation plan that would compensate the board members for their deferred compensation for 2019, 2018 and 2017. Each of the existing board members would have to entered into a letter agreement. The board members are eligible for cash compensation of $9,000 per year to be paid on a quarterly basis of $2,250. To be paid as follows: (i) directors serving on the board during 2018 and 2017, will be granted shares is lieu of payment as the letter agreements set forth certain terms pursuant to which the directors will serve as directors of the Company.

The letter agreements provide that each director will receive an annual cash fee of $9,000 as consideration for their service as a director. In addition, each director will receive 10,000 shares of common stock per year for service as director, 1,300 shares of common stock per year for service on each committee and 1,000 shares of common stock per year for service as chair for such committee. The shares of common stock for committee service will be limited to two committees.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18 – SUBSEQUENT EVENTS, continued

Board Compensation, continued

As directors have not received compensation for services to date, the Company agreed to provide equity in lieu of cash compensation and equity compensation for services rendered during 2017, 2018 and 2019. For past director services in lieu of cash unpaid to date: (i) directors that served as directors during the year ended December 31, 2017 will each receive shares of common stock valued at $4,500 to be priced at the price per share of the Company’s public offering in connection with its uplisting (the “Uplisting Offering”), (ii) directors that served as directors during the year ended December 31, 2018 will each receive shares of common stock valued at $9,000, which shall be prorated for a partial year of service, to be priced at the price per share of the Uplisting Offering and (iii) directors that served as directors during the year ended December 31, 2019 through the date of the Uplisting Offering will each receive shares of common stock valued at $9,000, which shall be prorated for a partial year of service, to be priced at the price per share of the Uplisting Offering. Following the public offering, directors will be paid cash for the balance of 2019.

As further compensation for past director services, the Company will issue shares of common stock as follows, which shall be prorated for a partial year: (i) directors that served as directors during the year ended December 31, 2017 will each receive 5,000 shares of common stock, (ii) directors that served as directors during the year ended December 31, 2018 will each receive 10,000 shares of common stock and (iii) directors that served as directors during the year ended December 31, 2019 will each receive 5,000 shares of common stock.

On August 5, 2019 the Company authorized the issuances of an aggregate of 119,046 share of common stock to the member of the board of directors

