Form 10-Q
period 2019-03-31
Muscle Maker, Inc.
filed 2019-08-29
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Registrant’s telephone number, including area code: (682)-708-8250

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

As of August 28, 2019, there were 11,780,637 shares of common stock outstanding.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash	$843,009	$357,842
Accounts receivable, net of allowance for doubtful accounts of $45,000 as of March 31, 2019 and December 31, 2018, respectively	225,661	180,768
Inventory	47,571	45,067
Current portion of loans receivable, net of allowance of $55,000 at March 31, 2019 and December 31, 2018, respectively	32,086	37,155
Loan receivable from related party, net of allowance of $0 at March 31, 2019 and December 31, 2018, respectively	-	650
Prepaid expenses and other current assets	27,729	16,412
Total Current Assets	1,176,056	637,894
Property and equipment, net	705,459	637,287
Intangible assets, net	3,086,889	3,102,621
Loans receivable - non-current	70,519	75,756
Security deposits and other assets	35,532	33,532
Total Assets	$5,074,455	$4,487,090

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	3,151,036	$2,887,380
Convertible note payable	100,000	100,000
Convertible notes payable to Former Parent, net of debt discount of $32,532 and $43,178 at March 31, 2019 and December 31, 2018, respectively	42,648	39,280
Convertible notes payable - current, net of debt discount of $725,829 at March 31, 2019	1,246,914	-
Convertible notes payable - current, related parties, net of debt discount of $149,536 at March 31, 2019	245,293	-
Other notes payable	225,000	-
Other notes payable, related parties	335,000	-
Deferred revenue, current	425,886	907,948
Deferred rent, current	14,190	14,243
Other current liabilities	629,831	607,486
Total Current Liabilities	6,415,798	4,556,337
Convertible notes payable, net of debt discount of $711,063 and $1,313,259 at March 31, 2019 and December 31, 2018, respectively	1,778,937	2,015,007
Convertible notes payable, related parties, net of debt discount of $30,312 and $233,462 at March 31, 2019 and December 31, 2018, respectively	69,688	153,566
Other notes payable	-	225,000
Other notes payable, related parties	-	335,000
Deferred revenue, non-current	916,909	-
Deferred rent, non-current	47,703	45,315
Total Liabilities	9,229,035	7,330,225

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, no par value, 100,000,000 shares authorized, 10,581,721 and 10,427,803 shares issued and outstanding as of March 31, 2019, and December 31, 2018, respectively	16,565,106	16,259,973
Additional paid-in capital	5,165,989	4,730,548
Accumulated deficit	(25,885,675)	(23,833,656)
Total Stockholders’ Deficit	(4,154,580)	(2,843,135)
Total Liabilities and Stockholders’ Deficit	$5,074,455	$4,487,090

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenues:
Company restaurant sales, net of discounts	$800,763	$1,584,257
Franchise royalties and fees	344,712	302,974
Franchise advertising fund contributions	38,899	-
Other revenues	-	151,072
Total Revenues	1,184,374	2,038,303

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	289,345	577,488
Labor	279,013	763,510
Rent	98,190	318,722
Other restaurant operating expenses	115,685	419,317
Total restaurant operating expenses	782,233	2,079,037
Costs of other revenues	-	67,742
Depreciation and amortization	68,692	48,931
Other expenses incurred for closed locations	3,710	-
Franchise advertising fund expenses	38,899	-
General and administrative expenses	1,104,036	1,392,246
Total Costs and Expenses	1,997,570	3,587,956
Loss from Operations	(813,196)	(1,549,653)

Other (Expense) Income:
Other (expense) income, net	(111,750)	596
Interest expense, net	(182,465)	(642,586)
Amortization of debt discounts	(376,068)	(999,340)
Total Other Expense, Net	(670,283)	(1,641,330)

Net Loss Before Income Tax	(1,483,479)	(3,190,983)
Income tax provision	-	-
Net (Loss) Income Net Loss	(1,483,479)	(3,190,983)
Net loss attributable to the non-controlling interest	-	(7,257)
Net Loss Attributable to Controlling Interest	$(1,483,479)	$(3,183,726)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(0.14)	$(0.41)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	10,414,764	7,673,824

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

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

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	No Par Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	10,427,803	$16,259,973	$4,730,548	$(23,833,656)	$(2,843,135)
Cumulative effect of change in accounting principle	-	-	-	(568,540)	(568,540)
Issuance of restricted stock	13,918	-	-	-	-
Restricted stock issued as compensation for services	140,000	140,000	-	-	140,000
Beneficial conversion feature - Convertible Notes	-	-	217,800	-	217,800
Warrants issued and recorded as debt discount in connection with convertible notes	-	-	217,641	-	217,641
Stock-based compensation: Amortization of restricted common stock	-	165,133	-	-	165,133
Net loss	-	-	-	(1,483,479)	(1,483,479)

Balance - March 31, 2019	10,581,721	$16,565,106	$5,165,989	$(25,885,675)	$(4,154,580)

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(1,483,479)	$(3,190,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,692	48,931
Accretion of interest expense of other notes payable	-	230,294
Interest expense related to issuances of warrants	-	305,055
Stock-based compensation	305,133	39,091
Amortization of debt discounts	376,068	999,340
Bad debt expense	-	2,802
Deferred rent	2,335	(653)
Expenses paid by Former Parent	-	176,577
Changes in operating assets and liabilities:
Accounts receivable	(44,893)	(66,533)
Inventory	(2,504)	25,695
Prepaid expenses and other current assets	(11,317)	14,432
Security deposits and other assets	(2,000)	(666)
Accounts payable and accrued expenses	263,656	611,141
Deferred revenue	(133,693)	121,924
Other current liabilities	22,345	88,319
Total Adjustments	843,822	2,595,749
Net Cash Used in Operating Activities	(639,657)	(595,234)

Cash Flows from Investing Activities
Purchases of property and equipment	(121,132)	(43,834)
Collections from loans receivable	10,306	17,786
Collections from loans receivable - related party	650	5,000
Net Cash Used in Investing Activities	(110,176)	(21,048)

Cash Flows from Financing Activities
Proceeds from offering, net of underwriter’s discount and offering costs	-	85,576
Repayments to Former Parent, net	-	(125,410)
Repayments of convertible notes payable	-	(50,000)
Repayments of other note payable	-	(20,000)
Proceeds from convertible notes payable	1,135,000	150,000
Proceeds from convertible notes payable - related parties	100,000	100,000
Proceeds from other notes payable	-	460,000
Net Cash Provided by Financing Activities	1,235,000	600,166

Net Increase (Decrease) in Cash	485,167	(16,116)
Cash - Beginning of Period	357,842	78,683
Cash - End of Period	$843,009	$62,567

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Three Months Ended
	March 31,
	2019	2018

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$82,326	$26,987

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature - convertible notes	$217,800	$2,537,008
Warrants issued in connection with convertible debt	$-	$12,332
Warrants issued and recorded as debt discount in connection with convertible notes	$217,641	$305,055

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, continued

On March 14, 2019, MMI formed a wholly owned subsidiary, Muscle Maker USA, Inc. (“Muscle USA.”), in the state of Texas.

MMI and its subsidiaries is the “Company”.

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of March 31, 2019, the Company’s restaurant system included six company-owned restaurants, and thirty-three franchise restaurants. One company-owned restaurant was subsequently opened for operation as of the date of the issuance of these condensed consolidated financial statements. In addition, the Company currently has thirty-one United States based and two Kuwait based franchise locations open as of the date of the issuance of these condensed consolidated financial statements. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of March 31, 2019, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $843,009, $5,239,742, and $25,885,675, respectively. During the three months ended March 31, 2019, the Company incurred a pre-tax net loss of $1,483,479. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these condensed consolidated financial statements.

The Company’s operations have primarily been funded through proceeds from the issuance of equity and debt. Subsequent to March 31, 2019, the Company received an aggregate of $1,829,000 associated with the issuances of convertible promissory notes payable and warrants to various lenders. (See Note 14 – Subsequent Events -15% Senior Secured Convertible Notes and Note 14 -Subsequent Events - Other Notes Payable). In addition, during April 2019 and through the date of the issuance of these condensed consolidated financial statements, the Company. entered into securities purchase agreements (“April 2019 SPA”) with several accredited investors (the “April 2019 Investors”) providing for the sale by the Company to the investors of 12% secured convertible notes (“April 2019 Notes”) in the aggregate amount of $3,175,000 (the “April 2019 Offering”). (See Note 14 – Subsequent Events – 12% Secured Convertible Notes).

Although management believes that the Company has access to capital resources, there are no commitments, other than aforementioned, in place for new financing as of the date of the issuance of these condensed consolidated financial statements there can be no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. The Company expects to have ongoing needs for working capital in order to (a) fund operations; plus (b) expand operations by opening additional corporate-owned restaurants. To that end, the Company may be required to raise additional funds through equity or debt financing. However, there can be no assurance that the Company will be successful in securing additional capital. If the Company is unsuccessful, the Company may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

NOTE 2 – REVERSE STOCK SPLIT

Effective January 31, 2018, pursuant to authority granted by the stockholders of the Company, the Company implemented a 3-for-4 reverse split of the Company’s issued common stock (the “Second Reverse Split”). All share and per share information has been retroactively adjusted to reflect the Second Reverse Split for all periods presented.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2019, and for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018. The balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and CTI a majority-owned subsidiary through May 24, 2018. Any intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

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

As of March 31, 2019, and December 31, 2018, the Company did not have any derivative liabilities on its balance sheets.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance can be applied using a full or modified retrospective approach. The Company does not believe the adoption of the standard will have a material impact on its condensed consolidated financial statements or disclosures.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

During the first quarter 2019, the Company adopted Topic 606 “Revenue from Contracts with Customers” for revenue recognition related to contracts with customers and applied the guidance modified retrospectively. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.

Restaurant Sales

Retail store revenue at company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The adoption of the new guidance did not impact the timing of revenue recognition on point of sales transactions. The Company recorded retail store revenues of $800,763 and $1,584,257, respectively, during the three months ended March 31, 2019 and 2018, which is included in company restaurant sales, net of discounts on the accompanying condensed consolidated statements of operations.

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognize revenues form gift cards as restaurant revenues once the Company performs obligation to provide food and beverage to the customer is satisfies upon redemption of the gift card.

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $206,550 and $251,578, respectively, during the three months ended March 31, 2019 and 2018, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. Pursuant to the adoption of the new standard the Company capitalizes these fees upon collection from the franchisee, which then recognizes franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $53,181 and $35,000, respectively, during the three months ended March 31, 2019 and 2018, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $84,981 and $16,396, respectively, during the three months ended March 31, 2019 and 2018, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made. The adoption of this standard did not impact timing of revenue recognition for rebates.

Other Revenues

Through its subsidiary CTI which was sold in May 2018, the Company derived revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $0 and $151,072, respectively, of revenues from these technology sales and services during the three months ended March 31, 2019 and 2018.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company franchise agreements, as well as unearned vendor rebates and customer deposits received in connection with technology sales and services by CTI through May 24, 2018 (see Note 9 – Deferred Revenue). See impact on financial statements below.

Customer deposits received for technology sales or services are recorded as deferred revenue and recognized when the sale is complete, or the service is performed.

Franchise Adverting Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising funds. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee sales occur. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $38,899 and $0, respectively, during the three months ended March 31, 2019 and 2018, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Impacts on Financial Statements

The following table summarized the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated financial statements:

	December 31,	New Revenue Standard	January 1,
	2018	adjustment	2019
Deferred revenues	$907,948	$568,540	$1,476,488
Accumulated deficit	$23,833,656	$568,540	$24,402,196

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $3,417 for the three months ended March 31, 2019, and approximately $10,667 for the three months ended March 31, 2018 and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants, and stock options from the conversion of convertible debt.

The following securities are excluded from the calculation of weighted average diluted common shares at March 31, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive:

	March 31,
	2019	2018
Warrants	2,802,048	678,511
Options	33,750	33,750
Convertible debt	4,611,070	1,046,154
Total potentially dilutive shares	7,446,868	1,758,415

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 87% and 75% of the Company’s purchases for the three months ended March 31, 2019 and 2018, respectively.

Controlling and Non-Controlling Interest

The profits and losses of CTI were allocated among the controlling interest and the CTI non-controlling interest in the same proportions as their membership interests from January 1, 2018 through May 24, 2018.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 13 – Subsequent Events.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

At March 31, 2019 and December 31, 2018, the Company’s loans receivable consists of the following:

	March 31, 2019	December 31, 2018
Loans receivable, net	$102,605	$112,911
Less: current portion	(32,086)	(37,155)
Loans receivable, non-current	$70,519	$75,756

Loans receivable includes loans to franchisees totaling, in the aggregate, $102,605 and $112,911, net of reserves for uncollectible loans of $55,000 at March 31, 2019 and December 31, 2018. The loans have original terms ranging up to 5 years, earn interest at rates ranging from 2% to 5%, and are being repaid on a weekly or monthly basis.

NOTE 5 – LOAN RECEIVABLE FROM RELATED PARTY

At March 31, 2019 and December 31, 2018, the Company’s loan receivable from a related party consists of the following:

	March 31, 2019	December 31, 2018
Loan receivable from related party, net	$-	$650
Less: current portion	-	(650)
Loan receivable from related party, non-current	$-	$-

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2019, and December 31, 2018 property and equipment consists of the following:

	March 31, 2019	December 31, 2018
Furniture and equipment	$321,414	$282,896
Leasehold improvements	708,982	626,368
	1,030,396	909,264
Less: accumulated depreciation and amortization	(324,937)	(271,977)
Property and equipment, net	$705,459	$637,287

Depreciation expense amounted to $52,960 and $31,720, respectively, for the three months ended March 31, 2019 and 2018.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 –INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements and a non-compete agreement, which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Total
Intangible assets, net at December 31, 2018	$2,524,000	$578,621	$3,102,621
Amortization expense	-	(15,732)	(15,732)
Intangible assets, net at March 31, 2019	$2,524,000	$562,889	$3,086,889

Weighted average remaining amortization period at March 31, 2019 (in years)		8.8

Amortization expense related to intangible assets amounted to $15,732 and $17,211, respectively, for the three months ended March 31, 2019 and 2018.

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$1,027,264	$841,334
Accrued payroll	194,645	181,452
Accrued vacation	13,845	-
Accrued professional fees	275,198	296,518
Accrued board members fees	143,108	143,108.0
Accrued rent expense	482,553	618,120
Sales taxes payable (1)	289,170	297,160
Accrued interest	238,468	433,494
Other accrued expenses	191,129	76,194
	$3,151,036	$2,887,380

(1) See Note 12 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 – DEFERRED REVENUE

At March 31, 2019 and December 31, 2018, deferred revenue consists of the following:

	March 31, 2019	December 31, 2018
Franchise fees	$1,246,466	$801,107
Unearned vendor rebates	96,329	106,841
Less: Unearned vendor rebates, current	(96,329)	-
Less: Franchise fees, current	(329,557)	-
Deferred revenues, non-current	$916,909	$907,948

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Gift card liability	$128,164	$122,221
Co-op advertising fund liability	254,366	240,226
Advertising fund liability	247,301	245,039
	$629,831	$607,486

NOTE 11 –NOTES PAYABLE

Convertible Notes

From January 1, 2019 through March 31, 2019, the Company entered into Securities Purchase Agreements (“SPA”) with several accredited investors (the “Investors”) providing for the sale by the Company to the investors of 15% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate amount of $1,235,000, of which a $100,000 was to related parties, convertible into an aggregate of 1,235,000 shares of the Company’s common stock. The Notes bear interest at 15% per annum paid quarterly and mature 18 months from issuance.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 –NOTES PAYABLE, continued

Convertible Notes, continued

In addition to the SPA Notes, the Investors also received warrants to purchase common stock of 617,500 shares of the Company (the “Warrants”). The Investors are entitled to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $1.20. In the event conversion price is adjusted as contemplated above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the Warrants on a cashless basis.

On or about January 23, 2019, the Company and certain note holders, including related parties, agreed to extend the maturity date of the convertible notes payable, as amended and extended on or about August 2018, in the aggregate principal amount of $1,550,000, of which $400,000 was to related parties, to be upon the earlier of (a) January 24, 2020 or (b) the first day the company’s stock is publicly traded. All interest due and payable on the notes, shall be converted into shares of common stock at a conversion price of $1.00 per share.

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrant at the date of grant of is also recorded as a debt discount. For the three months ended March 31, 2019 the Company recorded aggregate debt discounts of $217,641 and $217,800, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes and for the three months ended March 31, 2018 the Company recorded aggregate debt discounts of $317,387 and $2,537,008, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes, which were amortized over the expected terms of the respective notes.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

On May 29, 2018, Ferdinand Groenewald, the Vice President of Finance, Principal Financial Officer and Principal Accounting Officer, notified the Company that he is resigning from his positions with the Company and its subsidiaries effective May 29, 2018.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES, continued

Consulting Agreement

On September 12, 2018, the Company entered into a Consulting Agreement with a professional business and financial expert to provide the Company financial and business advice including, but not limited, to discussing financing, potential business opportunities and potential acquisition. In addition, the consultant will help the Company select an underwriter to conduct an offering and will work with Company to prepare for the offering. Pursuant to the terms of the agreement the Company agreed to pay $140,000 in cash and to issue 250,000 restricted shares of the Company’s common stock on or before September 30, 2018. In addition, the Company agrees to pay the following additional fees (i) $70,000 in cash and 70,000 in restricted shares upon performance of the first milestones per the SPA agreement, (ii) $70,000 in cash and 70,000 in restricted shares upon performance of the Second milestones per the SPA agreement and (iii)$150,000 in cash and 200,000 in restricted shares upon the completion of both the contract and the Company’s offering. As of March 31, 2019, the company issued an aggregate of 390,000 shares of common stock pursuant to the agreement, paid a $140,000 in cash and accrued for an additional liability of $140,000 in accounts payable and accrued expenses pursuant to the terms of the agreement.

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of March 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. As of March 31, 2019, the Company has accrued for the liability in convertible note payable and accrued interest is being recorded in accounts payable and accrued expenses and convertible notes payable.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

In April 2018, the Company and Former Parent was listed as a defendant in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement. As of March 31, 2019, the Company has accrued for the remaining liability, after repayments made pursuant to the settlement, in accounts payable and accrued expenses.

On or about April 5, 2018, American Restaurant Holdings, Inc entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at this location. The settlement calls for monthly payments of $8,333 thru March 2019. As of March 31, 2019 this amount has been paid in full pursuant to the settlement agreement.

On or about May 1, 2018, a suit was filed in the Supreme Court of the State of New York, County of Rockland, by Imperial Bag & Paper seeking $44,585 in past due amounts for goods received. The company entered into a payment plan for $44,585 and as of January 2019 this amount has been paid in full.

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the state of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord. As of March 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors to settle the total amount owed. As of March 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a week commencing on January 25, 2019 ending May 24, 2019, (c) a onetime payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a traunch of the 15% Senior Secured Convertible Notes and (d) a onetime payment of $21,390 on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second traunch of the 15% Senior Secured Convertible Notes. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of March 31, 2019, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On December 12, 2018, the Company was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. Fountain Valley is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the Company entered into a settlement agreement and payment plan in the amount of $85,000. The Company agreed to make the following payments (i) $15,000 on or before March 15, 2019, and (ii) ten monthly installments of $7,000 commencing on April 15, 2019 and continuing monthly on the 15th day of each month though January 15, 2020. As of March 31, 2019 the company has been making repayments pursuant to the settlement agreement.

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

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued $289,170 and $297,160 which includes penalties and interest as of March 31, 2019 and December 31, 2018, respectively, related to this matter.

NOTE 13 – EQUITY

Common Stock

On March 31, 2019, the Company issued an aggregate of 140,000 shares of common stock of the Company to consultant at a $1.00 per share for services rendered pursuant to their consulting agreement dated September 12, 2018.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – EQUITY, continued

Restricted Common Stock

At March 31, 2019, the unamortized value of the restricted common stock was $230,080. The unamortized amount will be expensed over a weighted average period of 1.76 years. A summary of the activity related to the restricted common stock for the three months ended March 31, 2019 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2019	42,442	$6.34
Granted	-	-
Forfeited	(1,928)	9.33
Vested	(13,918)	8.94
Outstanding at March 31, 2019	26,596	$8.65

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $305,133 for the three months ended March 31, 2019, of which $301,265 was recorded in general and administrative expenses and $3,868 was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $39,091 for the three months ended March 31, 2018, of which $37,798 was recorded in general and administrative expenses and $1,293 was recorded in labor expense within restaurant operating expenses.

Warrants

A summary of warrants activity during the three months ended March 31, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2018	2,184,548	$3.38	3.3
Issued	617,500	1.20	5.0
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, March 31, 2019	2,802,048	$2.90	3.5

Exercisable, March 31, 2019	2,802,048	$2.90	3.5

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – EQUITY, continued

Warrants, continued

The grant date fair value of warrants granted during the three months ended March 31, 2019 and 2018 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2019	2018
Risk free interest rate	2.18 - 2.62%	2.20 - 2.27%
Expected term (years)	5.00	3.00
Expected volatility	52.64%	38.57%
Expected dividends	0.00%	0.00%

NOTE 14 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to March 31, 2019 and through the date of the issuance of these condensed consolidated financial statements, the Company opened one additional company-owned restaurant, one franchised restaurant and closed seven franchised restaurants.

Other Notes Payable

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS, continued

15% Senior Secured Convertible Notes

Subsequent to March 31, 2019 through the date of the issuance of these condensed consolidated financial statements, the Company entered into SPA with Investors providing for the sale by the Company to the investors of SPA Notes in the aggregate amount of $1,738,000.

On April 10, 2019, the Company and the investors that participated in September 2018 Offering entered into an amendment pursuant to which the conversion price of the SPA Notes was amended to equal 25% of the per share offering price paid by investors in the public offering in conjunction with an uplisting to a national exchange. However, in the event the holder is required to sign a Lock-Up Agreement as part of the public offering in conjunction with an uplisting to a national exchange, then the conversion price shall be 17.5% of the per share offering price paid by investors in the public offering in conjunction with an uplisting to a national exchange.

In addition to the SPA Notes, the Investors also received warrants to purchase common stock of 869,000 shares of the Company (the “Warrants”). The Investors are entitled to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $1.20. In the event conversion price is adjusted as contemplated above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the Warrants on a cashless basis.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS, continued

12% Secured Convertible Notes

During April 2019 through the date of the issuance of these condensed consolidated financial statements, the company entered into April 2019 SPA with the April 2019 Investors providing for the sale by the Company to the investors of April 2019 Notes in the aggregate amount of $3,175,000 (the “April 2019 Offering”).

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

In addition to the April 2019 Notes, the April 2019 Investors also received 1,587,500 warrants to purchase common stock of the Company (the “Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of 115% of the conversion price.

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

Operating Leases

Subsequent to March 31, 2019, the Company became obligated for payments pursuant to three new lease agreements for restaurant spaces with lease terms of 10 years, exclusive of options to renew. These lease agreements have a monthly rent expense based on a percentage fee of eight percent of gross sales for less than $1,000,000 and ten percent of gross sales greater than $1,000,000 for each year of the agreement.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS, continued

Operating Leases, continued

On August 1, 2019, the company entered a settlement agreement with a landlord in connection with the prior executive office in Houston, Texas as the company vacated the property on April 30, 2018. The Company owed the landlord the sum of $58,522. The landlord agreed to accept $32,283 as full payment of the damages. Pursuant to the settlement the company will make three equal payments of $10,761 with the first payment to be made on August 2, 2019, the second payment is to be made on September 1, 2019 and the final payment is to be made on October 1, 2019. As of the date of the issuance of these condensed consolidated financial statements the Company made the first payment of $10,761 pursuant to the agreement. As of March 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

Litigations, Claims and Assessments

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months start on May 31, 2019. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

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

Consulting Agreements

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

Consulting Agreements, continued

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

On August 5, 2019 the Company authorized the issuances of an aggregate of 119,046 share of common stock to the member of the board of directors.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of March 31, 2019 and 2018 and for the three months ended March 31, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 1A for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of March 31, 2019, our restaurant system included seven Company-owned restaurants and thirty-three franchised restaurants.

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

As of March 31, 2019, we had an accumulated deficit of $25,885,675 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2018, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to the consolidated financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

Key Financial Definitions

Total Revenues

Our revenues are derived from three primary sources: company restaurant sales, franchise revenues and vendor rebates. Franchise revenues are comprised of franchise royalty revenues collected based on 5% of franchisee net sales and, to a lesser extent, other franchise revenues which include initial and renewal franchisee fees. Advertising fund contributions comprise of revenues collected based on 1% of franchise net sales. Vendor rebates are received based on volume purchases or services from franchise owned locations.

Food and Beverage Costs

Food and beverage costs include the direct costs associated with food, beverage and packaging, net of vendor rebates, of our menu items at company-operated restaurants. The components of food, beverages and supplies are variable in nature, change with sales volume, are affected by menu mix and are subject to fluctuations in commodity costs. The current management team in place since May 2018 has the opinion that food and beverage costs for 2019 and 2018, while improving, remains too high and has begun implementing multiple operational changes to lower food and paper costs.

Labor

Restaurant labor costs, including preopening labor, consists of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to increase due to inflation and as our company restaurant revenues grows. Factors that influence labor costs include minimum wage and employer payroll tax legislation, mandated health care costs and operational productivity established by the management team. The current management team in place since May 2018 has the opinion that labor costs for 2019 and 2018, while improving, remains too high and has begun implementing operational changes to lower restaurant level labor costs overall.

Rent

Restaurant rent, including preopening rental charges, consist of company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. The current management team in place since May 2018 has the opinion that rent costs for 2019 and 2018 as a percentage of total restaurant sales are too high. Our rent strategy moving forward consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides a downside protection for lower volume locations. While we cannot guarantee a favorable variable rent expense in all future leases, it is in our forecasts at an 8% average level.

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

Depreciation and Amortization

Depreciation and amortization primarily consist of the depreciation of property and equipment and amortization of intangible assets.

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

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

The following table represents selected items in our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively:

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Company restaurant sales, net of discounts	$800,763	$1,584,257
Franchise royalties and fees	344,712	302,974
Franchise advertising fund contributions	38,899	-
Other revenues	-	151,072
Total Revenues	1,184,374	2,038,303

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	289,345	577,488
Labor	279,013	763,510
Rent	98,190	318,722
Other restaurant operating expenses	115,685	419,317
Total restaurant operating expenses	782,233	2,079,037
Costs of other revenues	-	67,742
Depreciation and amortization	68,692	48,931
Other expenses incurred for closed locations	3,710	-
General and administrative expenses	1,104,036	1,392,246
Total Costs and Expenses	1,997,570	3,635,684
Loss from Operations	(813,196)	(1,549,653)

Other (Expense) Income:
Other (expense) income, net	(111,750)	596
Interest expense, net	(182,465)	(642,586)
Amortization of debt discount	(376,068)	(999,340)
Total Other Expense, net	(670,283)	(1,641,330)

Loss Before Income Tax	(1,483,479)	(3,190,983)
Income tax provision	-	-
Net Loss	(1,483,479)	(3,190,983)
Net loss attributable to the non-controlling interest	-	(7,257)
Net Loss Attributable to Controlling Interest	$(1,483,479)	$(3,183,726)

Revenues

Company total revenues totaled $1,184,374 for the three months ended March 31, 2019 compared to $2,038,303 for the three months ended March 31, 2018. The 41.9% decrease was primarily attributable to four store closures in the prior year therefore fewer stores generating revenues in the current period and due to the sale of CTI during May 2018.

We generated restaurant sales, net of discounts, of $800,763 for the three months ended March 31, 2019 compared to $1,584,257, for the three months ended March 31, 2018. This represented a decrease of $783,494, or 49.5%, which is primarily attributable to the closure of four corporate stores during the prior period as compared to the current period.

Franchise royalties and fees for the three months ended March 31, 2019 and 2018 totaled $344,712 compared to $302,974, respectively. The $41,738 increase is primarily attributable to an increase of $18,181 in recognition of deferred revenue for franchise agreements due to franchisee store openings and an increase of $68,585 in vendor rebates as compared to prior period, offset by a decrease of $45,028 in royalties.

Franchise advertising fund contributions for the three months ended March 31, 2019 totaled $38,899.

Other revenues decreased from $151,072 for the three months ended March 31, 2018 to $0 for the three months ended March 31, 2019, representing a decrease of $151,072 or 100%. The decrease is attributed to the sale of CTI in May 2018.

Operating Costs and Expenses

Restaurant food and beverage costs for the three months ended March 31, 2019 and 2018 totaled $289,345, or 36.1%, as a percentage of restaurant sales, and $577,488, or 36.5%, as a percentage of restaurant sales, respectively. The $288,143 decrease results primarily from four store closures compared to the current period.

Restaurant labor for the three months ended March 31, 2019 and 2018 totaled $279,013, or 34.8%, as a percentage of restaurant sales, and $763,510, or 48.2%, as a percentage of restaurant sales, respectively. The $484,497 decrease results primarily due to the four store closures in the prior period compared to the current period. The decrease as a percentage of restaurant sales is attributable to improved efficiencies.

Restaurant rent expense for the three months ended March 31, 2019 and 2018 totaled $98,190, or 12.3%, as a percentage of restaurant sales, and $318,722, or 20.1%, as a percentage of restaurant sales, respectively. The decrease in rent expense is primarily due fewer stores in the current period compared to the prior period which is due to the four store closures.

Other restaurant operating expenses for the three months ended March 31, 2019 and 2018 totaled $115,685, or 14.4% as a percentage of restaurant sales, and $419,317, or 26.5% as a percentage of restaurant sales, respectively. The $303,632 decrease is primarily due to four store closures compared to the current period and improved efficiencies.

Cost of other revenues for the three months ended March 31, 2019 and 2018 totaled $0, or 0%, as a percentage of other revenues, and $67,742, or 44.9%, as a percentage of other revenues, respectively. The decrease is due to the sale of CTI in May 2018.

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 totaled $68,692 and $48,931, respectively. The $19,761 increase is primarily attributable to the impact of the additions of fixed assets during the current period.

Franchise advertising fund expenses for the three months ended March 31, 2019 totaled $38,899.

General and administrative expenses for the three months ended March 31, 2019 and 2018 totaled $1,104,036, or 93.2% of total revenues, and $1,392,246, or 68.7% of total revenues, respectively. The $288,210 decrease is primarily attributable to less expenses incurred for developing the company’s corporate infrastructure compared to the prior period. The decrease is attributed to a decrease of approximately $149,000 in salaries, wages and benefits, approximately $59,000 in rent expense due to the closed Houston and New Jersey office as compared to prior period and approximately $108,000 in general and administrative CTI expenses due to the sale of CTI.

Loss from Operations

Our loss from operations for the three months ended March 31, 2019 and 2018 totaled $813,196 or 68.7% of total revenues and $1,549,653, or 76.0% of total revenues, respectively. This resulted in a decrease of $736,457 in loss from operations which is primarily attributable to a decrease in total costs and expenses of approximately $1,590,000, partially offset by the decrease in total revenues of approximately $854,000.

Other Expense, net

Other expense, net for the three months ended March 31, 2019 and 2018 totaled $670,283 and $1,641,330, respectively. The $971,047 decrease in other expense was primarily attributable to a decrease in amortization of debt discounts of $623,272 and interest expenses of $460,121 in connection with convertible notes payable, partially offset by an increase in penalties and settlement expenses incurred of approximately $113,000 due to the closed locations.

Net Loss

Our net loss for the three months ended March 31, 2019 decreased $1,707,504 to $1,483,479 as compared to $3,190,983 for the three months ended March 31, 2018, resulting from a decrease in loss of operations as discussed above. Our net loss attributable to the controlling interest was $1,483,479 and $3,183,726 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Liquidity.

We measure our liquidity in a number of ways, including the following:

	March 31, 2019	December 31, 2018
Cash	$843,009	$357,842
Working Capital Deficiency	$5,239,742	$3,918,443
Convertible notes payable, including related parties and Former Parent, net of debt discount of $1,688,648 and $1,582,378, respectively	$3,483,480	$2,307,853
Other notes payable, including related parties	$560,000	$560,000

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $5,239,742 and $25,885,675, respectively, as of March 31, 2019, plus our use of $639,657 of cash in operating activities during the three months ended March 31, 2019, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

Our principal source of liquidity to date has been provided from American Restaurant Holdings, who is a private equity restaurant group, by loans from related and unrelated third parties and the sale of common stock through private placements. More specifically, American Restaurant Holdings has invested over $5 million in growth capital into Muscle Maker to date. Additionally, the Company has been funded through proceeds from the issuance of 15% Senior Secured Debt and 12% Secured Convertible Debt offer through various Securities Purchase Agreements in the aggregate amount of approximately $7,678,000 as of the date of filing of this report.

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

Sources and Uses of Cash for the three months ended March 31, 2019 and March 31, 2018

During the three months ended March 31, 2019 and 2018, we used cash of $639,657 and $595,234, respectively, in operations. Our net cash used in operating activities for the three months ended March 31, 2019 was primarily attributable to our net loss of $1,483,479, adjusted for net non-cash items in the aggregate amount of $752,228 and $91,594 of net cash provided by changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the three months ended March 31, 2018 was primarily attributable to our net loss of $3,190,983, adjusted for net non-cash items in the aggregate amount of $1,801,437, partially offset by $794,312 of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2019, net cash used in investing activities was $110,176, of which $121,132 was used to purchase property and equipment, partially offset by $10,956 of loans repayments by franchisees and a related party. During the three months ended March 31, 2018, net cash used in investing activities was $21,048, of which $43,834 was used to purchase property and equipment, partially offset by $22,786 of loans repayments by franchisees and a related party.

Net cash provided by financing activities for the three months ended March 31, 2019 was $1,235,000 of which $100,000 proceeds from convertible notes from other related parties and $1,135,000 proceeds from convertible notes to various parties. Net cash provided by financing activities for the three months ended March 31, 2018 was $600,166 of which $100,000 proceeds from convertible notes from other related parties, $150,000 proceeds from convertible notes to various parties, $460,000 proceeds from other notes payables, $85,576 net proceeds from an offering, offset by $50,000 repayments of convertible notes payable, $125,410 of repayments to Former Parent, and $20,000 repayments of other note payable.

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

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, for which the restaurant has not yet opened, as well as unearned vendor rebates and customer deposits received in connection with technology sales and services by CTI through May 24, 2018.

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

Revenue Recognition

During the first quarter 2019, the Company adopted Topic 606 “Revenue from Contracts with Customers” for revenue recognition related to contracts with customers and applied the guidance retrospectively to all prior periods presented. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.

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

Franchise Revenue

Franchise revenues consists of royalties, advertising fund contributions, franchise fees and rebates. Royalties and advertising fund contributions are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties and advertising fund contributions as the underlying sales occur.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, which then recognizes franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement.

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

Other Revenues

Through our subsidiary, CTI which was sold in May 2018, we derived revenue from the sale of POS computer systems, cash registers, digital menu boards and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognized revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2019.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position of the Company at March 31, 2019 and December 31, 2018 and the consolidated results of operations and cash flows for the three months ended March 31, 2019 and 2018 presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s condensed consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2019:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of March 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. As of March 31, 2019, the Company has accrued for the liability in convertible note payable and accrued interest is being recorded in accounts payable and accrued expenses and convertible notes payable.

In April 2018, the Company and Former Parent was listed as a defendant in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement. As of March 31, 2019, the Company has accrued for the remaining liability, after repayments made pursuant to the settlement, in accounts payable and accrued expenses.

On or about April 5, 2018, American Restaurant Holdings, Inc entered into a settlement agreement with 918-924 Belmont, LLC for $100,000 regarding past rents owed, other charges and the termination of its lease at this location. The settlement calls for monthly payments of $8,333 thru March 2019. This amount has been paid in full pursuant to the settlement agreement. As of March 31, 2019 this amount has been paid in full pursuant to the settlement agreement.

On or about May 1, 2018, a suit was filed in the Supreme Court of the State of New York, County of Rockland, by Imperial Bag & Paper seeking $44,585 in past due amounts for goods received. The company entered into a payment plan for $44,585 and as of January 2019 this amount has been paid in full.

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the state of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord. As of March 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors to settle the total amount owed. As of March 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a month commencing on January 25, 2019 ending May 24, 2019, (c) a onetime payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a traunch of the 15% Senior Secured Convertible Notes and (d) a onetime payment of $34,390 on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second traunch of the 15% Senior Secured Convertible Notes. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of March 31, 2019, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months start on May 31, 2019. As of the date of the issuance of these condensed consolidated financial statements the full amount has been repaid.

On December 12, 2018, the Company was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. Fountain Valley is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the Company entered into a settlement agreement and payment plan in the amount of $85,000. The Company agreed to make the following payments (i) $15,000 on or before March 15, 2019, and (ii) ten monthly installments of $7,000 commencing on April 15, 2019 and continuing monthly on the 15th day of each month though January 15, 2020. As of March 31, 2019 the company has been making repayments pursuant to the settlement agreement.

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability of $289,170 as of March 31, 2019 related to this matter. The Company has been current on all state and local sales tax filings from January 1, 2018 for all open company owned locations and has been making timely sales tax payments. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

Item 1A.	Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on August 20, 2019.

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

On March 31, 2019, the Company issued an aggregate of 140,000 shares of common stock of the Company to consultant at a $1.00 per share for services rendered pursuant to their consulting agreement dated September 12, 2018.

During July 2019, the Company issued an aggregate of 290,000 restricted shares of common stock to a consultant pursuant to the consulting agreement,

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

Date: August 28, 2019	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

