Form 10-Q
period 2019-06-30
Muscle Maker, Inc.
filed 2019-09-06
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of September 4, 2019, there were 11,780,637 shares of common stock outstanding.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash	$3,412,165	$357,842
Accounts receivable, net of allowance for doubtful accounts of $45,000 as of June 30, 2019 and December 31, 2018, respectively	238,572	180,768
Inventory	62,554	45,067
Current portion of loans receivable, net of allowance of $55,000 at June 30, 2019 and December 31, 2018, respectively	35,597	37,155
Current portion of loan receivable from related party	-	650
Prepaid expenses and other current assets	19,811	16,412
Total Current Assets	3,768,699	637,894
Property and equipment, net	842,834	637,287
Intangible assets, net	3,070,981	3,102,621
Loans receivable, non-current	58,732	75,756
Security deposits and other assets	32,532	33,532
Total Assets	$7,773,778	$4,487,090

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	2,548,514	$2,887,380
Convertible notes payable	100,000	100,000
Convertible notes payable to Former Parent, net of debt discount of $21,767 and $43,178 at June 30, 2019 and December 31, 2018, respectively	60,692	39,280
Convertible notes payable, net of debt discount of $720,468 at June 30, 2019	2,518,468	-
Convertible notes payable, related parties, net of debt discount of $102,325 at June 30, 2019	224,032	-
Other notes payable, related party	91,000	-
Deferred revenue, current	142,090	907,948
Deferred rent, current	12,564	14,243
Other current liabilities	651,094	607,486
Total Current Liabilities	6,348,454	4,556,337
Convertible notes payable, net of debt discount of $922,913 and $1,313,259 at June 30, 2019 and December 31, 2018, respectively	4,950,087	2,015,007
Convertible notes payable, related parties, net of debt discount of $24,427 and $233,462 at June 30, 2019 and December 31, 2018, respectively	75,573	153,566
Other notes payable	-	225,000
Other notes payable, related parties	-	335,000
Deferred revenue, non-current	916,910	-
Deferred rent, non-current	51,449	45,315
Total Liabilities	12,342,473	7,330,225

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, no par value, 100,000,000 shares authorized, 11,172,710 and 10,427,803 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	17,032,664	16,259,973
Additional paid-in capital	5,826,922	4,730,548
Accumulated deficit	(27,428,281)	(23,833,656)
Total Stockholders’ Deficit	(4,568,695)	(2,843,135)
Total Liabilities and Stockholders’ Deficit	$7,773,778	$4,487,090

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues:
Company restaurant sales, net of discounts	$815,837	$940,484	$1,616,600	$2,524,741
Franchise royalties and fees	529,085	502,918	873,797	805,892
Franchise advertising fund contributions	38,494	-	77,393	-
Other revenues	-	93,561	-	244,633
Total Revenues	1,383,416	1,536,963	2,567,790	3,575,266

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	286,264	349,742	575,609	927,230
Labor	339,221	353,614	618,234	1,117,124
Rent	88,645	152,267	186,835	470,989
Other restaurant operating expenses	138,634	141,911	254,319	561,228
Total restaurant operating expenses	852,764	997,534	1,634,997	3,076,571
Costs of other revenues	-	46,646	-	114,388
Depreciation and amortization	62,912	49,021	131,604	97,952
Other expenses incurred for closed locations	23,809	203,719	27,519	203,719
Franchise advertising fund expenses	38,494	-	77,393	-
General and administrative expenses	966,539	1,405,229	2,070,575	2,797,475
Total Costs and Expenses	1,944,518	2,702,149	3,942,088	6,290,105
Loss from Operations	(561,102)	(1,165,186)	(1,374,298)	(2,714,839)

Other (Expense) Income:
Other income (expense)	2,757	(6,215)	(108,993)	(5,619)
Interest expense, net	(465,956)	(88,914)	(648,421)	(731,500)
Loss on sale of CTI	-	(456,169)	-	(456,169)
Amortization of debt discounts	(518,305)	(647,251)	(894,373)	(1,646,591)
Total Other Expense, Net	(981,504)	(1,198,549)	(1,651,787)	(2,839,879)

Loss Before Income Tax	(1,542,606)	(2,363,735)	(3,026,085)	(5,554,718)
Income tax provision	-	-	-	-
Net (Loss) Income Net Loss	(1,542,606)	(2,363,735)	(3,026,085)	(5,554,718)
Net loss attributable to the non-controlling interest	-	5,186	-	(2,071)
Net Loss Attributable to Controlling Interest	$(1,542,606)	$(2,368,921)	$(3,026,085)	$(5,552,647)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(0.15)	$(0.29)	$(0.29)	$(0.68)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	10,524,063	8,307,377	10,493,131	8,140,836

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	No Par Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2017	7,637,855	$13,367,549	$552,670	$(17,052,086)	$(3,131,867)	$(69,928)	$(3,201,795)
Beneficial conversion feature - Convertible Notes	-	-	2,537,008	-	2,537,008	-	2,537,008
Warrants issued in connection with convertible debt	-	-	12,332	-	12,332	-	12,332
Warrants issued and recorded as debt discount in connection with notes payable	-	-	305,055	-	305,055	-	305,055
Offering on March 29, 2018, net of underwriter’s discount and offering cost of $58,798	44,153	85,576		-	85,576	-	85,576
Conversion of convertible notes payable into common stock	553,425	899,340	-	-	899,340	-	899,340
Stock-based compensation: Amortization of restricted common stock	-	39,091	-	-	39,091	-	39,091
Net loss	-	-	-	(3,183,726)	(3,183,726)	(7,257)	(3,190,983)

Balance - March 31, 2018	8,235,433	$14,391,556	$3,407,065	$(20,235,812)	$(2,437,191)	$(77,185)	$(2,514,376)
Issuance of restricted stock	26,286	-	-	-	-	-	-
Shares issued for common stock	180,000	180,000	-	-	180,000	-	180,000
Beneficial conversion feature - Convertible Notes	-	-	39,072	-	39,072	-	39,072
Beneficial conversion feature - Convertible Note to Former Parent	-	-	475,000	-	475,000	-	475,000
Warrants issued in connection with common stock and convertible debt	-	-	3,750	-	3,750	-	3,750
Warrants issued and recorded as debt discount in connection with notes payable	-	-	38,763	-	38,763	-	38,763
Conversion of convertible note payable to Former Parent into common stock	785,084	392,542	-	-	392,542	-	392,542
Stock-based compensation: Amortization of restricted common stock	-	27,133	-	-	27,133	-	27,133
Sale of interest in CTI	-	-	-	420,899	420,899	71,999	492,898
Net loss	-	-	-	(2,368,921)	(2,368,921)	5,186	(2,363,735)

Balance - June 30, 2018	9,226,803	$14,991,231	$3,963,650	$(22,183,834)	$(3,228,953)	$-	$(3,228,953)

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	No Par Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	10,427,803	$16,259,973	$4,730,548	$(23,833,656)	$(2,843,135)
Cumulative effect of change in accounting principle	-	-	-	(568,540)	(568,540)
Issuance of restricted stock	13,918	-	-	-	-
Restricted stock issued as compensation for services	140,000	140,000	-	-	140,000
Beneficial conversion feature - Convertible Notes	-	-	217,800	-	217,800
Warrants issued and recorded as debt discount in connection with convertible notes payable	-	-	217,641	-	217,641
Stock-based compensation: Amortization of restricted common stock	-	165,133	-	-	165,133
Net loss	-	-	-	(1,483,479)	(1,483,479)

Balance - March 31, 2019	10,581,721	$16,565,106	$5,165,989	$(25,885,675)	$(4,154,580)
Common stock issued in exchange for interest earned on other notes payable	111,666	111,666	-	-	111,666
Common stock issued in exchange for interest earned on convertible notes payable	479,323	479,323	-	-	479,323
Beneficial conversion feature - Convertible Notes	-	-	330,220	-	330,220
Warrants issued and recorded as debt discount in connection with convertible notes payable	-	-	330,713	-	330,713
Stock-based compensation: Amortization of restricted common stock	-	(123,431)	-	-	(123,431)
Net loss	-	-	-	(1,542,606)	(1,542,606)

Balance - June 30, 2019	11,172,710	$17,032,664	$5,826,922	$(27,428,281)	$(4,568,695)

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(3,026,085)	$(5,554,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,604	97,952
Accretion of interest expense	-	234,044
Interest expense related to issuances of warrants	-	305,055
Stock-based compensation	181,702	66,224
Loss on sale of CTI	-	456,169
Amortization of debt discounts	894,373	1,646,591
Bad debt expense	75	51,520
Deferred rent	4,455	(1,152)
Expenses paid by Former Parent	-	617,355
Changes in operating assets and liabilities:
Accounts receivable	(57,879)	(139,381)
Inventory	(17,487)	41,929
Prepaid expenses and other current assets	(3,399)	6,242
Security deposits and other assets	1,000	(1,186)
Accounts payable and accrued expenses	252,123	591,207
Deferred revenue	(417,488)	103,917
Other current liabilities	43,608	165,374
Total Adjustments	1,012,687	4,241,860
Net Cash Used in Operating Activities	(2,013,398)	(1,312,858)

Cash Flows from Investing Activities
Purchases of property and equipment	(305,511)	(43,834)
Issuance of loans receivable	-	(9,689)
Collections from loans receivable	18,582	34,708
Collections from loans receivable - related party	650	6,667
Net Cash Used in Investing Activities	(286,279)	(12,148)

Cash Flows from Financing Activities
Proceeds from issuance of restricted stock	-	180,000
Proceeds from offering, net of underwriter’s discount and offering costs	-	85,576
Repayments to Former Parent, net	-	(129,350)
Repayments of convertible note payable	(50,000)	(50,000)
Proceeds from other notes payable - related party	91,000	(50,000)
Proceeds from convertible notes payable	5,873,000	384,000
Proceeds from convertible notes payable - related parties	100,000	650,000
Repayments of convertible notes payable - related party	(100,000)	-
Repayments of other notes payable - related party	(335,000)	-
Repayments of other notes payables	(225,000)	-
Proceeds from other notes payable	-	460,000
Net Cash Provided by Financing Activities	5,354,000	1,530,226

Net Increase in Cash	3,054,323	205,220
Cash - Beginning of Period	357,842	78,683
Cash - End of Period	$3,412,165	$283,903

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2019	2018

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$177,690	$32,363

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$548,020	$3,051,080
Warrants issued in connection with convertible debt	$548,354	$16,082
Conversion of convertible notes payable to Former Parent into common stock	$-	$392,542
Conversion of notes payable into common stock	$-	$899,340
Warrants issued and recorded as debt discount in connection with notes payable	$-	$343,818
Convertible Note issued to Former Parent in exchange for payable to Former Parent	$-	$475,000
Common stock issued in exchange for interest earned on convertible notes payable	$111,666	$-
Common stock issued in exchange for interest earned on other notes payable	$479,323	$-

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

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of June 30, 2019, the Company’s restaurant system included seven company-owned restaurants, and thirty franchise restaurants. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of June 30, 2019, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $3,412,165, $2,579,755, and $27,428,281, respectively. During the three and six months ended June 30, 2019, the Company incurred a pre-tax net loss of $1,542,606 and $3,026,085, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these condensed consolidated financial statements.

The Company’s operations have primarily been funded through proceeds from the issuance of equity and debt. Subsequent to June 30, 2019, the Company received an aggregate of $175,000 associated with the issuances of convertible promissory notes payable and warrants to various lenders. (See Note 14 – Subsequent Events -12% Secured Convertible Notes).

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, included in this filing. The balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements.

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

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the second quarter of 2019, the Company identified certain adjustments required to correct balances within common stock and stock-based compensation which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations, relating to restricted stock issued to employees, directors and consultants (see Note 13 – Equity – Restricted Common Stock and Note 13 – Equity – Stock-based Compensation) recorded during the three months ended March 31, 2019. The Company had incorrectly calculated the amortization of the stock-based compensation for the three months ended March 31, 2019. The errors discovered resulted in an overstatement of the Company’s common stock balance of $133,051 as of March 31, 2019, and an overstatement of the stock-based compensation of $133,051 for the three months ended March 31, 2019.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously-issued condensed consolidated financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements were corrected during the period ended June 30, 2019.

The effect of these revisions on the Company’s condensed consolidated balance sheet as of March 31, 2019 is as follows:

	As previously reported at		As revised at
	March 31, 2019	Adjustment	March 31, 2019
Common stock	$16,565,106	$(133,051)	$16,432,055
Accumulated deficit	(25,885,675)	133,051	(25,752,624)
Total stockholders’ deficit	(4,154,580)	133,051	(4,021,529)
Net Loss	(1,483,479)	133,051	(1,350,428)

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

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

As of June 30, 2019, and December 31, 2018, the Company did not have any derivative liabilities on its balance sheets.

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

Revenue Recognition

During the first quarter 2019, the Company adopted Topic 606 “Revenue from Contracts with Customers” for revenue recognition related to contracts with customers and applied the guidance modified retrospectively. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations. The change between Topic 605 and Topic 606, primarily impacted the way the Company recognized franchise fees. Under Topic 605 franchise fees were recognized upon opening of a restaurant or granting of a new franchise term while under Topic 606 franchise fees are recognizes on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. The impact of the adoption of Topic 606 resulted in an adjustment of $568,540 in retained earnings and deferred revenues.

Restaurant Sales

Retail store revenue at company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $815,837 and $1,616,600 during the three and six months ended June 30, 2019, respectively. The Company recorded retail store revenues of $940,484 and $2,524,741 during the three and six months ended June 30, 2018, respectively.

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognize revenues form gift cards as restaurant revenues once the Company performs obligation to provide food and beverage to the customer is satisfies upon redemption of the gift card.

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $191,810 and $398,360 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $239,995 and $491,564 during the three and six months ended June 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, which then recognizes franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $273,336 and $326,517 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $70,000 and $105,000 during the three and six months ended June 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $63,939 and $148,920 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from rebates of $192,923 and $209,328 during the three and six months ended June 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI which was sold in May 2018, the Company derived revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $93,561 and $244,633, respectively, of revenues from these technology sales and services during the three and six months ended June 30, 2018.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising funds. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee sales occur. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $38,494 and $77,393, respectively, during the three and six months ended June 30, 2019, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Impacts on Financial Statements

The following table summarized the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated financial statements:

	December 31, 2018	New Revenue Standard Adjustment	January 1, 2019
Deferred revenues	$907,948	$568,540	$1,476,488
Accumulated deficit	23,833,656	568,540	24,402,196

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $196 and $3,613 for the three and six months ended June 30, 2019, and approximately $8,932 and $19,599 for the three and six months ended June 30, 2018 and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants.

The following securities are excluded from the calculation of weighted average diluted common shares at June 30, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive:

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Share, continued

	June 30,
	2019	2018
Warrants	5,171,048	1,100,511
Options	33,750	33,750
Convertible debt	7,756,762	2,025,070
Total potentially dilutive shares	12,961,560	3,159,331

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 75% and 84% of the Company’s purchases for the three and six months ended June 30, 2019, respectively. Purchases from the Company’s largest supplier totaled 80% and 77% of the Company’s purchases for the three and six months ended June 30, 2018, respectively.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

At June 30, 2019 and December 31, 2018, the Company’s loans receivable consists of the following:

	June 30, 2019	December 31, 2018
Loans receivable, net	$94,329	$112,911
Less: current portion	(35,597)	(37,155)
Loans receivable, non-current	$58,732	$75,756

Loans receivable includes loans to franchisees totaling, in the aggregate, $94,329 and $112,911, net of reserves for uncollectible loans of $55,000 and $55,000 at June 30, 2019 and December 31, 2018. The loans have original terms ranging up to 5 years, earn interest at rates ranging from 2% to 5%, and are being repaid on a weekly or monthly basis.

NOTE 5 – LOAN RECEIVABLE FROM RELATED PARTY

At June 30, 2019 and December 31, 2018, the Company’s loan receivable from related party consists of the following:

	June 30, 2019	December 31, 2018
Loans receivable from related party, net	$-	650
Less: current portion	-	(650)
Loans receivable from related party, non-current	$-	-

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2019, and December 31, 2018 property and equipment consists of the following:

	June 30, 2019	December 31, 2018

Furniture and equipment	$378,093	$282,896
Leasehold improvements	836,682	626,368
	1,214,775	909,264
Less: accumulated depreciation and amortization	(371,941)	(271,977)
Property and equipment, net	$842,834	$637,287

Depreciation expense amounted to $47,004 and $99,964 for the three and six months ended June 30, 2019, respectively. Depreciation expense amounted to $32,226 and $63,946 for the three and six months ended June 30, 2018, respectively.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 – INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements and a non-compete agreement, which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Total
Intangible assets, net at December 31, 2018	$2,524,000	$578,621	$3,102,621
Amortization expense	-	(31,640)	(31,640)
Intangible assets, net at June 30, 2019	$2,524,000	$546,981	$3,070,981

Weighted average remaining amortization period at June 30, 2019 (in years)		8.6

Amortization expense related to intangible assets amounted to $15,908 and $31,640 for the three and six months ended June 30, 2019, respectively. Amortization expense related to intangible assets amounted to $16,795 and $34,006 for the three and six months ended June 30, 2018, respectively.

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$675,325	$841,334
Accrued payroll	184,292	181,452
Accrued vacation	17,598	-
Accrued professional fees	405,110	296,518
Accrued board members fees	143,108	143,108
Accrued rent expense	516,934	618,120
Sales taxes payable (1)	271,179	297,160
Accrued interest	283,118	433,494
Accrued interest, related parties	1,795	-
Other accrued expenses	50,055	76,194
	$2,548,514	$2,887,380

(1)	See Note 12 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 – DEFERRED REVENUE

At June 30, 2019 and December 31, 2018, deferred revenue consists of the following:

	June 30, 2019	December 31, 2018
Franchise fees	$973,130	$801,107
Unearned vendor rebates	85,870	106,841
Less: Unearned vendor rebates, current	(85,870)	(106,841)
Less: Franchise fees, current	(56,220)	(801,107)
Deferred revenues, non-current	$916,910	$-

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
Gift card liability	$126,310	$122,221
Co-op advertising fund liability	283,953	240,226
Advertising fund liability	240,831	245,039
	$651,094	$607,486

NOTE 11 – NOTES PAYABLE

Convertible Notes

15% Senior Secured Convertible Promissory Notes

From January 1, 2019 through June 30, 2019, the Company entered into Securities Purchase Agreements (“SPA”) with several accredited investors (the “Investors”) providing for the sale by the Company to the investors of 15% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate amount of $2,973,000, of which a $100,000 was to related parties. The SPA Notes bear interest at 15% per annum paid quarterly and mature 18 months from issuance.

As amended on April 10, 2019, the Investors may elect to convert all or part of the SPA Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $1.00 (the “Fixed Conversion Price”); provided, however, in the event the per share price of a public offering multiplied by twenty five percent (25%) at the time of the listing of the shares of common stock on an exchange (the “Listing Event”) is less than $1.00 (the “Discounted Public Offering Price”) then the conversion price shall be reset to equal the Discounted Public Offering Price. In the event the Investors are required to execute a Lock Up Agreement concurrent with a public offering at the time of the Listing Event, then the Fixed Conversion Price shall be 17.5% of the per share offering price paid by the investors in the public offering in conjunction with an uplisting to a national exchange.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 – NOTES PAYABLE, continued

Convertible Notes, continued

15% Senior Secured Convertible Promissory Notes, continued

In addition to the SPA Notes, the Investors also received warrants to purchase common stock of 1,486,500 shares of the Company (the “SPA Warrants”). The Investors are entitled to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The SPA Warrants are exercisable for five years at an exercise price of $1.20. In the event conversion price is adjusted as contemplated above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the SPA Warrants on a cashless basis.

The Company granted the Investors piggyback registration rights with respect to the shares of common stock underlying the SPA Notes and the SPA Warrants.

12% Secured Convertible Notes

During April 2019, Muscle USA entered into security purchase agreement (“April 2019 SPA”) with the several accredited investors (“April 2019 Investors”) providing for the sale by the Company to the investors of 12% secured convertible notes (“April 2019 Notes”) in the aggregate amount of $3,000,000 (the “April 2019 Offering”).

The April 2019 Notes bear interest at 12% per annum, paid quarterly, and mature 18 months from issuance. The April 2019 Investors may elect to convert all or part of the April 2019 Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $2.00 per share (the “April 2019 Conversion Price”); provided, however, in the event the per share price of a public offering multiplied by fifty percent (50%) at the time of the Company listing on a national exchange (the “April 2019 Discounted Public Offering Price”) is less than $2.00 then the April 2019 Conversion Price shall be reset to equal the lesser of (i) April 2019 Discounted Public Offering Price or (ii) a price per share equal to a $20 million valuation.

In addition to the April 2019 Notes, the Investors also received 1,500,000 warrants to purchase common stock of the Company (the “April 2019 Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The April 2019 Warrants are exercisable for five years at an exercise price of 115% of the conversion price.

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

As long as the April 2019 Notes remain outstanding, the Company has agreed that, among other items, it will only use proceeds from the sale of the April 2019 Notes and exercise of the April 2019 Warrants for specific corporate purposes as set forth in the April 2019 SPA, will not incur or permit indebtedness or liens unless permitted and will not enter into variable priced transactions. The Company and the April 2019 Investors entered into Security and Pledge Agreements providing that the obligations to the April 2019 Investors are secured by substantially all of Muscle USA’s assets.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 – NOTES PAYABLE, continued

Convertible Notes, continued

12% Secured Convertible Notes, continued

The Company granted the April 2019 Investors piggyback registration rights with respect to the shares of common stock underlying the April 2019 Notes and the April 2019 Warrants.

Other Convertible Notes

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

During April 2019, the Company repaid convertible notes payable in the aggregate principal amount of $150,000, of which $100,000 belong to related parties. In addition, the company issued 111,666 of the company’s common stock as payment for the interest incurred on the convertible notes payable repaid in the aggregate amount of $111,666.

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrants at the date of grant is also recorded as a debt discount. For the six months ended June 30, 2019 the Company recorded aggregate debt discounts of $548,354 and $548,020, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes and for the six months ended June 30, 2018 the Company recorded aggregate debt discounts of $359,900 and $3,051,080, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes, which were amortized over the expected terms of the respective notes.

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

During April 2019, the Company repaid other notes payable in the aggregate principal amount of $560,000, of which $335,000 belong to related parties. In addition, the company issued 479,323 of the company’s common stock as payment for the interest incurred on the other notes payable repaid in the aggregate amount of $479,323.

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

On September 26, 2018, the Company rehired Ferdinand Groenewald as Chief Financial Officer of the Company and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as Chief Financial Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 10,000 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 25,000 in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees. In addition, pursuant to board approval, Mr. Groenewald is entitled to 110,000 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000.

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

Consulting Agreements

On September 12, 2018, the Company entered into a Consulting Agreement with a professional business and financial expert to provide the Company financial and business advice including, but not limited, to discussing financing, potential business opportunities and potential acquisition. In addition, the consultant will help the Company select an underwriter to conduct an offering and will work with Company to prepare for the offering. Pursuant to the terms of the agreement the Company agreed to pay $140,000 in cash and to issue 250,000 restricted shares of the Company’s common stock on or before September 30, 2018. In addition, the Company agrees to pay the following additional fees (i) $70,000 in cash and 70,000 in restricted shares upon performance of the first milestones per the SPA, (ii) $70,000 in cash and 70,000 in restricted shares upon performance of the Second milestones per the SPA and (iii)$150,000 in cash and 200,000 in restricted shares upon the completion of both the contract and the Company’s offering. As of March 31, 2019, the company issued an aggregate of 390,000 shares of common stock pursuant to the agreement, paid a $140,000 in cash and accrued for an additional liability of $140,000 in accounts payable and accrued expenses pursuant to the terms of the agreement.

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of June 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. As of June 30, 2019, the Company has accrued for the liability in convertible notes payable and accrued interest is being recorded in accounts payable and accrued expenses and convertible notes payable.

In April 2018, the Company and Former Parent was listed as a defendant in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement. As of June 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the state of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord. As of June 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of June 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On December 12, 2018, the Company was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. Fountain Valley is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the Company entered into a settlement agreement and payment plan in the amount of $85,000. The Company agreed to make the following payments (i) $15,000 on or before March 15, 2019, and (ii) ten monthly installments of $7,000 commencing on April 15, 2019 and continuing monthly on the 15th day of each month though January 15, 2020. The company has accrued for the liability in accounts payable and accrued expenses and has been making repayments pursuant to the settlement agreement.

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a week commencing on January 25, 2019 ending May 24, 2019, (c) a onetime payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a traunch of the 15% Senior Secured Convertible Notes and (d) a onetime payment of $21,390 on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second traunch of the 15% Senior Secured Convertible Notes. As of June 30, 2019 the full amount has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of June 30, 2019, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months starting on May 31, 2019. As of June 30, 2019 the full amount has been repaid.

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

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued $271,179 and $297,160 which includes penalties and interest as of June 30, 2019 and December 31, 2018, respectively, related to this matter.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – EQUITY

Common Stock

On March 31, 2019, the Company issued an aggregate of 140,000 shares of common stock of the Company to consultant at a $1.00 per share for services rendered pursuant to their consulting agreement dated September 12, 2018.

See Note 11 – Notes Payable – Convertible Notes and Note 11 – Notes Payable – Other Notes Payable for details related to stock issuances for the six months ended June 30, 2019.

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

Restricted Common Stock

At June 30, 2019, the unamortized value of the restricted common stock was $119,175. The unamortized amount will be expensed over a weighted average period of 1.51 years. A summary of the activity related to the restricted common stock for the six months ended June 30, 2019 is presented below:

		Weighted Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2019	42,442	$6.34
Granted	-	-
Forfeited	(11,470)	9.33
Vested	(13,918)	9.33
Outstanding at June 30, 2019	17,054	$6.99

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $(123,431) and $181,702 for the three and six months ended June 30, 2019, respectively, of which $(124,019) and $177,246 was recorded in general and administrative expenses and $588 and $4,457 was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $27,133 and $66,224 for the three and six months ended June 30, 2018, respectively, of which $26,879 and $64,677 was recorded in general and administrative expenses and $254 and $1,547 was recorded in labor expense within restaurant operating expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – EQUITY, continued

Warrants

A summary of warrants activity during the six months ended June 30, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding, December 31, 2018	2,184,548	$3.38	3.3
Issued	2,986,500	1.75	5.0
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, June 30, 2019	5,171,048	$2.44	4.0

Exercisable, June 30, 2019	5,171,048	$2.44	4.0

The grant date fair value of warrants granted during the six months ended June 30, 2019 and 2018 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk free interest rate	2.11 - 2.32%	2.51 - 3.13%	2.11 - 2.62%	2.20 - 3.13%
Contractual term (years)	5.00	3.00	5.00	3.00
Expected volatility	58.24%	55.37%	52.64 - 58.24%	53.68 - 55.37%
Expected dividend	0.00%	0.00%	0.00%	0.00%

NOTE 14 – SUBSEQUENT EVENTS

Franchised Restaurants

Subsequent to June 30, 2019 and through the date of the issuance of these condensed consolidated financial statements one franchised restaurant closed.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS, continued

12% Secured Convertible Notes

Subsequent to June 30, 2019 through the date of the issuance of these condensed consolidated financial statements, the Company entered into April 2019 SPA with Investors providing for the sale by the Company to the April 2019 Investors of April 2019 Notes in the aggregate amount of $175,000.

In addition to the April 2019 Notes, the April 2019 Investors also received 87,500 April 2019 Warrants with the same terms as the other April 2019 Warrants as disclosed in Note 11 – Notes Payable - 12% Secured Convertible Notes.

Operating Leases

On August 1, 2019, we entered a settlement agreement with a landlord in connection with the prior executive office in Houston, Texas as we vacated the property on April 30, 2018. The Company owed the landlord the sum of $58,522. The landlord agreed to accept $32,283 as full payment of the damages. Pursuant to the settlement we will make three equal payments of $10,761 with the first payment to be made on August 2, 2019, the second payment is to be made on September 1, 2019 and the final payment is to be made on October 1, 2019. As of June 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses. As of the date of the issuance of these condensed consolidated financial statements the Company made an aggregate of $21,522 in payments pursuant to the agreement.

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

Consulting Agreements

During July 2019, the Company entered into a Consulting Agreement, effective as of July 1, 2019, with an advisory group to provide strategic business services in connection with a future offering. The term of the agreement is for one year. Pursuant to the terms of the agreement, the Company issued 290,000 restricted shares of common stock and agreed to pay a cash fee of $75,000 upon signing the agreement.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS, continued

Board Compensation

On July 16, 2019, the board of directors approved a board compensation plan that would compensate the board members for their deferred compensation for 2019, 2018 and 2017. The board members are eligible for cash compensation of $4,500 or $9,000 per year. To be paid as follows: (i) directors serving on the board during 2018 and 2017, will be granted shares is lieu of payment as the letter agreements set forth certain terms pursuant to which the directors will serve as directors of the Company.

In addition, on an ongoing basis pursuant to the approved board compensation plan each director will receive 10,000 shares of common stock per year for service as director, 1,300 shares of common stock per year for service on each committee and 1,000 shares of common stock per year for service as chair for such committee. The shares of common stock for committee service will be limited to two committees.

The Company will issue shares of common stock as follows, which shall be prorated for a partial year: (i) directors that served as directors during the year ended December 31, 2017 will each receive 5,000 shares of common stock, (ii) directors that served as directors during the year ended December 31, 2018 will each receive 10,000 shares of common stock and (iii) directors that served as directors during the year ended December 31, 2019 will each receive 10,000 shares of common stock.

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

On August 5, 2019 the Company authorized the issuances of an aggregate of 119,046 share of common stock to the members of the board of directors

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of June 30, 2019 and 2018 and for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 1A for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of June 30, 2019, our restaurant system included seven Company-owned restaurants and thirty franchised restaurants.

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

As of June 30, 2019, we had an accumulated deficit of $27,428,281 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2018, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

Key Financial Definitions

Total Revenues

Our revenues are derived from three primary sources: company restaurant sales, franchise revenues and vendor rebates from Franchisees. Franchise revenues are comprised of franchise royalty revenues collected based on 5% of franchisee net sales and other franchise revenues which include initial and renewal franchisee fees. Vendor rebates are received based on volume purchases or services from franchise owned locations.

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

Other Expenses Incurred for Closed Locations

Other expenses incurred for closed locations consists of primarily of restaurant operating expenses incurred subsequent to store closures as the Company still has to certain obligations to vendors due to signed agreements.

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

Other (Expense) Income

Other (expenses) income primarily consists of amortization of debt discounts on the convertible notes payable and interest expense related to convertible notes payable.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Consolidated Results of Operations

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

The following table represents selected items in our condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively:

	For the Three Months Ended
	June 30,
	2019	2018
Revenues:
Company restaurant sales, net of discounts	$815,837	$940,484
Franchise royalties and fees	529,085	502,918
Franchise advertising fund contributions	38,494	-
Other revenues	-	93,561
Total Revenues	1,383,416	1,536,963

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	286,264	349,742
Labor	339,221	353,614
Rent	88,645	152,267
Other restaurant operating expenses	138,634	141,911
Total restaurant operating expenses	852,764	997,534
Costs of other revenues	-	46,646
Depreciation and amortization	62,912	49,021
Other expenses incurred for closed locations	23,809	203,719
Franchise advertising fund expenses	38,494	-
General and administrative expenses	966,539	1,405,229
Total Costs and Expenses	1,944,518	2,702,149
Loss from Operations	(561,102)	(1,165,186)

Other (Expense) Income:
Other income (expense)	2,757	(6,215)
Interest expense, net	(465,956)	(88,914)
Loss on sale of CTI	-	(456,169)
Amortization of debt discount	(518,305)	(647,251)
Total Other Expense, net	(981,504)	(1,198,549)

Loss Before Income Tax	(1,542,606)	(2,363,735)
Income tax provision	-	-
Net Loss	(1,542,606)	(2,363,735)
Net loss attributable to the non-controlling interest	-	5,186
Net Loss Attributable to Controlling Interest	$(1,542,606)	$(2,368,921)

Revenues

Company total revenues totaled $1,383,416 for the three months ended June 30, 2019 compared to $1,536,963 for the three months ended June 30, 2018. The 10.0% decrease was primarily attributable fewer company restaurant sales, net of discounts in the current period compared to the prior period.

We generated restaurant sales, net of discounts, of $815,837 for the three months ended June 30, 2019 compared to $940,484, for the three months ended June 30, 2018. This represented a decrease of $124,647, or 13.3%, which is primarily attributable to the closure of corporate owned stores during the prior periods as compared to the current period.

Franchise royalties and fees for the three months ended June 30, 2019 and 2018 totaled $529,085 compared to $502,918, respectively. The $26,167 increase is primarily attributable an increase of approximately $203,000 in recognition of deferred revenues due to adoption of the new revenue recognition standards partially offset by lower vendor rebates of approximately $129,000, and lower royalty income of approximately $48,000 due to fewer franchised owned stores during the prior period compared to the current period.

Franchise advertising fund contributions for the three months ended June 30, 2019 totaled $38,494.

Other revenues decreased from $93,561 for the three months ended June 30, 2018 to $0 for the three months ended June 30, 2019, representing a decrease of $93,561 or 100%. The decrease is attributed to the sale of CTI in May 2018.

Operating Costs and Expenses

Restaurant food and beverage costs for the three months ended June 30, 2019 and 2018 totaled $286,264, or 35.1%, as a percentage of restaurant sales, and $349,742, or 37.2%, as a percentage of restaurant sales, respectively. The $63,478 decrease results primarily due to store closures in prior periods.

Restaurant labor for the three months ended June 30, 2019 and 2018 totaled $339,221, or 41.6%, as a percentage of restaurant sales, and $353,614, or 37.6%, as a percentage of restaurant sales, respectively. The $14,393 decrease results primarily due to store closures in prior periods compared to the current period.

Restaurant rent expense for the three months ended June 30, 2019 and 2018 totaled $88,645, or 10.9%, as a percentage of restaurant sales, and $152,267, or 16.2%, as a percentage of restaurant sales, respectively. The $63,622 decrease in rent expense is primarily due to store closures in prior periods compared to the current period.

Other restaurant operating expenses for the three months ended June 30, 2019 and 2018 totaled $138,634, or 17.0% as a percentage of restaurant sales, and $141,911, or 15.1% as a percentage of restaurant sales, respectively. The $3,277 decrease is primarily due to store closures in prior periods compared to the current period and improved efficiencies.

Cost of other revenues for the three months ended June 30, 2019 and 2018 totaled $0, or 0%, as a percentage of other revenues, and $46,646, or 49.9%, as a percentage of other revenues, respectively. The decrease is due to the sale of CTI in May 2018.

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 totaled $62,912 and $49,021, respectively. The $13,891 increase is primarily attributable to depreciation expense related to additions of property and equipment compared to the prior periods.

General and administrative expenses for the three months ended June 30, 2019 and 2018 totaled $966,539, or 69.9% of total revenues, and $1,405,229, or 91.4% of total revenues, respectively. The $438,690 decrease is primarily attributable to less expenses incurred for developing the company’s corporate infrastructure compared to the prior period. The decrease is primarily attributed to a decrease in consulting fees of approximately $147,000 as the company incurred fewer consulting fees as compared to the prior period, an decrease of approximately $96,000 in rent expense due to the closed Houston and New Jersey office as compared to prior period, approximately $30,000 in general and administrative CTI expenses due to the sale of CTI, a decrease of approximately $55,000 in bad debt expense compared to prior period and approximately $55,000 decrease in recruiting fees.

Loss from Operations

Our loss from operations for the three months ended June 30, 2019 and 2018 totaled 561,102 or 40.6% of total revenues and $1,165,186 or 75.8% of total revenues, respectively. The decrease of $604,084 in loss from operations is primarily attributable to a decrease in total costs and expenses of approximately $758,000, partially offset by the decrease in total revenues of approximately $154,000.

Other Expense, net

Other expense, net for the three months ended June 30, 2019 and 2018 totaled $981,504 and $1,198,549, respectively. The $217,045 decrease in expense was primarily attributable to a decrease in amortization of debt discounts of $128,946 and $456,169 in connection with the loss of sale of CTI, partially offset by an increase in interest expense incurred in connection with notes payable.

Net Loss

Our net loss for the three months ended June 30, 2019 decreased by 821,129 to $1,542,606 as compared to $2,363,735 for the three months ended June 30, 2018, resulting from a decrease in loss of operations and other expense as discussed above. Our net loss attributable to the controlling interest was $1,542,606 and $2,368,921 for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

The following table represents selected items in our condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018, respectively:

	For the Six Months Ended
	June 30,
	2019	2018
Revenues:
Company restaurant sales, net of discounts	$1,616,600	$2,524,741
Franchise royalties and fees	873,797	805,892
Franchise advertising fund contributions	77,393	-
Other revenues	-	244,633
Total Revenues	2,567,790	3,575,266

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	575,609	927,230
Labor	618,234	1,117,124
Rent	186,835	470,989
Other restaurant operating expenses	254,319	561,228
Total restaurant operating expenses	1,634,997	3,076,571
Costs of other revenues	-	114,388
Depreciation and amortization	131,604	97,952
Other expenses incurred for closed locations	27,519	203,719
Franchise advertising fund expenses	77,393	-
General and administrative expenses	2,070,575	2,797,475
Total Costs and Expenses	3,942,088	6,290,105
Loss from Operations	(1,374,298)	(2,714,839)

Other (Expense) Income:
Other expense	(108,993)	(5,619)
Interest expense, net	(648,421)	(731,500)
Loss on sale of CTI	-	(456,169)
Amortization of debt discount	(894,373)	(1,646,591)
Total Other Expense, net	(1,651,787)	(2,839,879)

Loss Before Income Tax	(3,026,085)	(5,554,718)
Income tax provision	-	-
Net Loss	(3,026,085)	(5,554,718)
Net loss attributable to the non-controlling interest	-	(2,071)
Net Loss Attributable to Controlling Interest	$(3,026,085)	$(5,552,647)

Revenues

Company total revenues totaled $2,567,790 for the six months ended June 30, 2019 compared to $3,575,266 for the six months ended June 30, 2018. The 28.2% decrease was primarily attributable to store closures in the prior period therefore fewer stores generating revenues in the current period as compared to the prior period and due the sale of CTI during May 2018.

We generated restaurant sales, net of discounts, of $1,616,600 for the six months ended June 30, 2019 compared to $2,524,741, for the six months ended June 30, 2018. This represented a decrease of $908,141, or 36.0%, which is primarily attributable to closures of corporate owned stores during the prior period as compared to the current period.

Franchise royalties and fees for the six months ended June 30, 2019 and 2018 totaled $873,797 compared to $805,892, respectively. The $67,905 increase is primarily attributable to an increase of $221,517 in recognition of deferred revenue for franchise agreements accelerated due to store closures and terminations, partially offset by a decrease in royalty income of approximately $93,000 and a decrease of approximately $60,000 in vendor rebates due to fewer franchise owned stores in the current period as compared to the prior period.

Franchise advertising fund contributions for the six months ended June 30, 2019 totaled $77,393.

Other revenues decreased from $244,633 for the six months ended June 30, 2018 to $0 for the six months ended June 30, 2019, representing a decrease of $244,633 or 100%. The decrease is attributed to the sale of CTI in May 2018.

Operating Costs and Expenses

Restaurant food and beverage costs for the six months ended June 30, 2019 and 2018 totaled $575,609, or 35.6%, as a percentage of restaurant sales, and $927,230, or 36.7%, as a percentage of restaurant sales, respectively. The $351,621 decrease results primarily from company owned store closures compared to the current period.

Restaurant labor for the six months ended June 30, 2019 and 2018 totaled $618,234, or 38.2%, as a percentage of restaurant sales, and $1,117,124, or 44.2%, as a percentage of restaurant sales, respectively. The $498,890 decrease results primarily due to company owned store closures as compared to the current period. The decrease as a percentage of restaurant sales is attributable to improved efficiencies.

Restaurant rent expense for the six months ended June 30, 2019 and 2018 totaled $186,835, or 11.6%, as a percentage of restaurant sales, and $470,989, or 18.7%, as a percentage of restaurant sales, respectively. The $284,154 decrease in rent expense is primarily due to the closure of company owned stores compared to the current period.

Other restaurant operating expenses for the six months ended June 30, 2019 and 2018 totaled $254,319, or 15.7% as a percentage of restaurant sales, and $561,228, or 22.2% as a percentage of restaurant sales, respectively. The $306,909 decrease is primarily due to store closures compared to the current period and improved efficiencies.

Cost of other revenues for the six months ended June 30, 2019 and 2018 totaled $0, or 0%, as a percentage of other revenues, and $114,388, or 46.8%, as a percentage of other revenues, respectively. The decrease is due to the sale of CTI in May 2018.

Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 totaled $131,604 and $97,952, respectively. The $33,652 increase is primarily attributable to depreciation expense related to additions of property and equipment compared to the prior periods.

General and administrative expenses for the six months ended June 30, 2019 and 2018 totaled $2,070,575, or 80.6% of total revenues, and $2,797,475, or 78.2% of total revenues, respectively. The $726,900 decrease is primarily attributable to less expenses incurred for developing the company’s corporate infrastructure compared to the prior period. The decrease is also attributed to a decrease of approximately $154,000 in consulting expenses, approximately $122,000 in salaries, wages and benefits, approximately $155,000 in rent expense due to the closed Houston and New Jersey office as compared to prior period, approximately $137,000 in general and administrative CTI expenses due to the sale of CTI, approximately $63,000 in recruiting fees, approximately $51,000 in bad debt expense and approximately $30,000 in travel expenses.

Loss from Operations

Our loss from operations for the six months ended June 30, 2019 and 2018 totaled $1,374,298 or 53.5% of total revenues and $2,714,839 or 75.9% of total revenues, respectively. The decrease of $1,340,541 in loss from operations is primarily attributable to a decrease in total costs and expenses of approximately $2,348,000, partially offset by the decrease in total revenues of approximately $1,007,000.

Other Expense, net

Other expense, net for the six months ended June 30, 2019 and 2018 totaled $1,651,787 and $2,839,879, respectively. The $1,188,092 decrease in expense was primarily attributable to a decrease in amortization of debt discounts of $752,218, decrease in interest expense of $83,079 in connection with convertible notes payable and the loss on sale of CTI of $456,169, partially offset by an increase in penalties and settlement expenses incurred of approximately $103,000 due to the closed locations.

Net Loss

Our net loss for the six months ended June 30, 2019 decreased by $2,528,633 to $3,026,085 as compared to $5,554,718 for the six months ended June 30, 2018, resulting from a decrease in loss of operations and total other expense, net, as discussed above. Our net loss attributable to the controlling interest was $3,026,085 and $5,552,647 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Liquidity.

We measure our liquidity in a number of ways, including the following:

	June 30, 2019	December 31, 2018
Cash	$3,412,165	$357,842
Working Capital Deficiency	$2,579,755	$3,918,443
Convertible notes payable, including related parties and Former Parent, net of debt discount of $1,791,900 and $1,582,378, respectively	$7,928,852	$2,307,853
Other notes payable, including related parties	$91,000	$560,000

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $2,579,755 and $27,428,281, respectively, as of June 30, 2019, plus our use of $2,013,398 of cash in operating activities during the six months ended June 30, 2019, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

Our principal source of liquidity to date has been provided by (i) investment from American Restaurant Holdings, a private equity restaurant group, (ii) loans and convertible loans from related and unrelated third parties and (iii) the sale of common stock through private placements. More specifically, American Restaurant Holdings has invested over $5 million in growth capital into the Company to date. Additionally, the Company has been funded through proceeds from the issuance of 15% Senior Secured Promissory Notes and 12% Secured Convertible Notes offer through various private offering in the aggregate amount of approximately $7,678,000 as of the date of filing of this report.

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

Sources and Uses of Cash for the six months ended June 30, 2019 and June 30, 2018

During the six months ended June 30, 2019 and 2018, we used cash of $2,013,398 and $1,312,858, respectively, in operations. Our net cash used in operating activities for the six months ended June 30, 2019 was primarily attributable to our net loss of $3,026,085, adjusted for net non-cash items in the aggregate amount of $1,212,209 and $199,522 of net cash provided by changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the six months ended June 30, 2018 was primarily attributable to our net loss of $5,554,718, adjusted for net non-cash items in the aggregate amount of $3,473,758, partially offset by $768,102 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2019, net cash used in investing activities was $286,279, of which $305,511 was used to purchase property and equipment, partially offset by $19,232 of loans repayments by franchisees and a related party. During the six months ended June 30, 2018, net cash used in investing activities was $12,148, of which $43,834 was used to purchase property and equipment and to issue loans to franchisees in the amount of $9,689, partially offset by $41,375 of loans repayments by franchisees and a related party.

Net cash provided by financing activities for the six months ended June 30, 2019 was $5,354,000 of which $191,000 proceeds from convertible notes from other related parties and $5,873,000 proceeds from convertible notes to various parties, partially offset by repayments of various convertible notes, including related parties, of $150,000 and $560,000 of repayments of other notes payables, including related parties. Net cash provided by financing activities for the six months ended June 30, 2018 was $1,530,226 of which $650,000 proceeds from convertible notes from other related parties, $384,000 proceeds from convertible notes to various parties, $460,000 proceeds from other notes payables, $85,576 net proceeds from initial public offering and $180,000 proceeds from the sale of restricted common stock, offset by $100,000 repayments of convertible notes payable and other notes payable and $129,350 net repayments of advances to Former Parent.

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

Restaurant Sales

Retail store revenue at company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $815,837 and $1,616,600 during the three and six months ended June 30, 2019, respectively. The Company recorded retail store revenues of $940,484 and $2,524,741 during the three and six months ended June 30, 2018, respectively.

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognize revenues form gift cards as restaurant revenues once the Company performs obligation to provide food and beverage to the customer is satisfies upon redemption of the gift card.

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $191,810 and $398,360 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $239,995 and $491,564 during the three and six months ended June 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, which then recognizes franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $273,336 and $326,517 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $70,000 and $105,000 during the three and six months ended June 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $63,939 and $148,920 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from rebates of $192,923 and $209,328 during the three and six months ended June 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI which was sold in May 2018, the Company derived revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $93,561 and $244,633, respectively, of revenues from these technology sales and services during the three and six months ended June 30, 2018.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising funds. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee sales occur. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $38,494 and $77,393, respectively, during the three and six months ended June 30, 2019, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

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

Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the six months ended June 30, 2019.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of multiple material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position of the Company at June 30, 2019 and December 31, 2018 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2019 and 2018 presented herein in conformity with U.S. generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2019:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of June 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. As of June 30, 2019, the Company has accrued for the liability in convertible notes payable and accrued interest is being recorded in accounts payable and accrued expenses and convertible notes payable.

In April 2018, the Company and Former Parent was listed as a defendant in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement. As of June 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the state of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord. As of June 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of June 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On December 12, 2018, the Company was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. Fountain Valley is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the Company entered into a settlement agreement and payment plan in the amount of $85,000. The Company agreed to make the following payments (i) $15,000 on or before March 15, 2019, and (ii) ten monthly installments of $7,000 commencing on April 15, 2019 and continuing monthly on the 15th day of each month though January 15, 2020. The company has accrued for the liability in accounts payable and accrued expenses and has been making repayments pursuant to the settlement agreement.

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a week commencing on January 25, 2019 ending May 24, 2019, (c) a onetime payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a traunch of the 15% Senior Secured Convertible Notes and (d) a onetime payment of $21,390 on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second traunch of the 15% Senior Secured Convertible Notes. As of June 30, 2019 the full amount has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of June 30, 2019, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months starting on May 31, 2019. As of June 30, 2019 the full amount has been repaid.

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability of $271,179 as of June 30, 2019 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on August 21, 2019.

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

During July 2019, the Company issued an aggregate of 290,000 restricted shares of common stock to a consultant pursuant to the consulting agreement.

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

Date: September 5, 2019	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

