Form 10-K/A
period 2018-12-31
Muscle Maker, Inc.
filed 2019-11-13
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Muscle Maker, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2019.

We have modified Part II, Item 9A. “Controls and Procedures” in this Amendment in response to the Comment Letter to include the following disclosures, which were inadvertently omitted from the Original Filing: (i) a statement identifying the criteria and framework used by our management to evaluate the effectiveness of our internal control over financial reporting, and (ii) the assessment by our management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2018. In addition, we are also including the required certifications required by the Sarbanes-Oxley Act of 2002 in connection with the filing of this Amendment.

This Amendment does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to August 21, 2019.

MUSCLE MAKER, INC

FORM 10-K/A

FISCAL YEAR ENDED DECEMBER 31, 2018

Form 10-K/A Item No.	Name of Item	Page

PART II
Item 9A.	CONTROLS AND PROCEDURES	1
	SIGNATURES	3

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as of December 31, 2018. The framework used by management in making the assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2018, the Company’s internal control over financial reporting was not effective for the purpose for which it is intended and determine there to be a material weakness.

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

1

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLE MAKER, INC

	By:	/s/ Michael Roper
Michael Roper
Dated November 13, 2019		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on November 13, 2019 on behalf of the registrant and in the capacities and on the dates indicated.

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

3