Form 10-Q
period 2019-09-30
Muscle Maker, Inc.
filed 2019-11-20
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 19, 2019, there were 11,836,425 shares of common stock outstanding.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash	$1,983,306	$357,842
Accounts receivable, net of allowance for doubtful accounts of $75,000 and $45,000 as of September 30, 2019 and December 31, 2018, respectively	157,826	180,768
Inventory	78,701	45,067
Current portion of loans receivable, net of allowance of $55,000 at September 30, 2019 and December 31, 2018, respectively	19,092	37,155
Current portion of loan receivable from related party	-	650
Prepaid expenses and other current assets	48,664	16,412
Total Current Assets	2,287,589	637,894
Property and equipment, net	1,393,940	637,287
Goodwill	86,348	-
Intangible assets, net	3,054,898	3,102,621
Loans receivable, non-current	127,324	75,756
Security deposits and other assets	35,007	33,532
Total Assets	$6,985,106	$4,487,090

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,720,598	$2,887,380
Convertible notes payable	100,000	100,000
Convertible notes payable to Former Parent, net of debt discount of $10,883 and $43,178 at September 30, 2019 and December 31, 2018, respectively	71,574	39,280
Convertible notes payable, net of debt discount of $760,723 at September 30, 2019	3,638,328	-
Convertible notes payable, related parties, net of debt discount of $70,806 at September 30, 2019	329,194	-
Other notes payable, related party	91,000	-
Deferred revenue, current	131,631	907,948
Deferred rent, current	10,143	14,243
Other current liabilities	679,243	607,486
Total Current Liabilities	7,771,711	4,556,337
Convertible notes payable, net of debt discount of $498,178 and $1,313,259 at September 30, 2019 and December 31, 2018, respectively	4,740,772	2,015,007
Convertible notes payable, related parties, net of debt discount of $0 and $233,462 at September 30, 2019 and December 31, 2018, respectively	-	153,566
Other notes payable	-	225,000
Other notes payable, related parties	-	335,000
Deferred revenue, non-current	902,778	-
Deferred rent, non-current	55,738	45,315
Total Liabilities	13,470,999	7,330,225

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 11,585,226 and 10,427,803 shares issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	1,159	1,043
Additional paid-in capital	23,290,058	20,989,478
Accumulated deficit	(29,777,110)	(23,833,656)
Total Stockholders’ Deficit	(6,485,893)	(2,843,135)
Total Liabilities and Stockholders’ Deficit	$6,985,106	$4,487,090

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues:
Company restaurant sales, net of discounts	$821,684	$721,300	$2,438,284	$3,246,041
Franchise royalties and fees	252,744	324,080	1,126,541	1,129,972
Franchise advertising fund contributions	39,030	-	116,423	-
Other revenues	-	-	-	244,633
Total Revenues	1,113,458	1,045,380	3,681,248	4,620,646

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	339,454	266,678	915,063	1,193,908
Labor	347,786	266,817	966,020	1,383,941
Rent	96,832	66,599	283,667	537,588
Other restaurant operating expenses	113,292	60,084	367,611	621,312
Total restaurant operating expenses	897,364	660,178	2,532,361	3,736,749
Costs of other revenues	-	-	-	114,388
Depreciation and amortization	59,033	47,663	190,637	145,615
Other expenses incurred for closed locations	-	269,659	27,519	473,378
Franchise advertising fund expenses	39,030	-	116,423	-
General and administrative expenses	1,514,123	916,268	3,584,698	3,713,743
Total Costs and Expenses	2,509,550	1,893,768	6,451,638	8,183,873
Loss from Operations	(1,396,092)	(848,388)	(2,770,390)	(3,563,227)

Other Income (Expense):
Other income, net	112,673	65,933	3,680	60,314
Interest expense, net	(614,100)	(94,655)	(1,262,521)	(826,155)
Loss on sale of CTI	-	-	-	(456,169)
Amortization of debt discounts	(451,310)	(267,358)	(1,345,683)	(1,914,038)
Total Other Expense, Net	(952,737)	(296,080)	(2,604,524)	(3,136,048)

Loss Before Income Tax	(2,348,829)	(1,144,468)	(5,374,914)	(6,699,275)
Income tax provision	-	-	-	-
Net Loss	(2,348,829)	(1,144,468)	(5,374,914)	(6,699,275)
Net loss attributable to the non-controlling interest	-	-	-	(2,071)
Net Loss Attributable to Controlling Interest	$(2,348,829)	$(1,144,468)	$(5,374,914)	$(6,697,204)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(0.22)	$(0.14)	$(0.50)	$(0.81)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	10,913,984	8,342,481	10,750,468	8,229,176

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non- Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2017	7,637,855	$764	$13,919,455	$(17,052,086)	$(3,131,867)	$(69,928)	$(3,201,795)
Beneficial conversion feature - Convertible Notes	-	-	2,537,008	-	2,537,008	-	2,537,008
Warrants issued in connection with convertible debt	-	-	12,332	-	12,332	-	12,332
Warrants issued and recorded as debt discount in connection with notes payable	-	-	305,055	-	305,055	-	305,055
Offering on March 29, 2018, net of underwriter’s discount and offering cost of $58,798	44,153	4	85,572	-	85,576	-	85,576
Conversion of convertible notes payable into common stock	553,425	53	899,287	-	899,340	-	899,340
Stock-based compensation: Amortization of restricted common stock	-	-	39,091	-	39,091	-	39,091
Net loss	-	-	-	(3,183,726)	(3,183,726)	(7,257)	(3,190,983)

Balance - March 31, 2018	8,235,433	$821	$17,797,800	$(20,235,812)	$(2,437,191)	$(77,185)	$(2,514,376)
Issuance of restricted stock	26,286	3	(3)	-	-	-	-
Shares issued for common stock	180,000	18	179,982	-	180,000	-	180,000
Beneficial conversion feature - Convertible Notes	-	-	39,072	-	39,072	-	39,072
Beneficial conversion feature - Convertible Note to Former Parent	-	-	475,000	-	475,000	-	475,000
Warrants issued in connection with common stock and convertible debt	-	-	3,750	-	3,750	-	3,750
Warrants issued and recorded as debt discount in connection with notes payable	-	-	38,763	-	38,763	-	38,763
Conversion of convertible note payable to Former Parent into common stock	785,084	78	392,464	-	392,542	-	392,542
Stock-based compensation: Amortization of restricted common stock	-	-	27,133	-	27,133	-	27,133
Sale of interest in CTI	-	-	-	420,899	420,899	71,999	492,898
Net loss	-	-	-	(2,368,921)	(2,368,921)	5,186	(2,363,735)

Balance – June 30, 2018	9,226,803	$920	$18,953,961	$(22,183,834)	$(3,228,953)	$-	$(3,228,953)

Restricted stock issued as compensation for services	250,000	25	249,975	-	250,000		250,000
Beneficial conversion feature - Convertible Notes	-	-	143,591	-	143,591	-	143,591
Warrants issued in connection with common stock and convertible debt	-	-	143,699	-	143,699	-	143,699
Stock-based compensation Amortization of restricted common stock	-	-	33,876	-	33,876	-	33,876
Net loss	-	-	-	(1,144,557)	(1,144,557)	-	(1,144,557)

Balance –September 30, 2018	9,476,803	$945	$19,525,102	$(23,328,391)	$(3,802,344)	$-	$(3,802,344)

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	10,427,803	$1,043	$20,989,478	$(23,833,656)	$(2,843,135)
Cumulative effect of change in accounting principle	-	-	-	(568,540)	(568,540)
Issuance of restricted stock	13,918	1	(1)	-	-
Restricted stock issued as compensation for services	140,000	14	139,986	-	140,000
Beneficial conversion feature - Convertible Notes	-	-	217,800	-	217,800
Warrants issued and recorded as debt discount in connection with convertible notes payable	-	-	217,641	-	217,641
Stock-based compensation: Amortization of restricted common stock	-	16	165,117	-	165,133
Net loss	-	-	-	(1,483,479)	(1,483,479)

Balance - March 31, 2019	10,581,721	$1,074	$21,730,021	$(25,885,675)	$(4,154,580)
Common stock issued in exchange for interest earned on other notes payable	111,666	11	111,655	-	111,666
Common stock issued in exchange for interest earned on convertible notes payable	479,323	48	479,275	-	479,323
Beneficial conversion feature - Convertible Notes	-	-	330,220	-	330,220
Warrants issued and recorded as debt discount in connection with convertible notes payable	-	-	330,713	-	330,713
Stock-based compensation: Amortization of restricted common stock	-	-	(123,431)	-	(123,431)
Net loss	-	-	-	(1,542,606)	(1,542,606)

Balance - June 30, 2019	11,172,710	$1,133	$22,858,453	$(27,428,281)	$(4,568,695)
Common stock issued as compensation to board of directors	119,046	12	119,034	-	119,046
Restricted stock issued as compensation for services	290,000	29	289,971	-	290,000

Common stock issued as compensation for services	3,500	-	3,500	-	3,500
Stock-based compensation: Amortization of restricted common stock	-	-	19,085	-	19,085
Net loss	-	-	-	(2,348,829)	(2,348,829)

Balance - September 30, 2019	11,585,256	$1,174	$23,290,043	$(29,777,110)	$(6,485,893)

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(5,374,914)	$(6,699,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,637	145,615
Accretion of interest expense	-	234,044
Interest expense related to issuances of warrants	-	305,055
Stock-based compensation	613,333	350,100
Loss on sale of CTI	-	456,169
Amortization of debt discounts	1,345,683	1,914,038
Bad debt expense	147,922	52,170
Deferred rent	6,323	(2,969)
Expenses paid by Former Parent	-	620,464
Changes in operating assets and liabilities:
Accounts receivable	(125,274)	(149,510)
Inventory	(33,634)	51,786
Prepaid expenses and other current assets	(32,252)	(1,257)
Security deposits and other assets	(1,475)	(12,131)
Accounts payable and accrued expenses	337,859	698,984
Deferred revenue	(442,079)	53,312
Other current liabilities	71,757	230,527
Total Adjustments	2,078,800	4,946,397
Net Cash Used in Operating Activities	(3,296,114)	(1,752,878)

Cash Flows from Investing Activities
Purchases of property and equipment	(864,451)	(78,754)
Issuance of loans receivable	(60,186)	(9,689)
Cash paid in connection with the acquisition of Midtown franchise store	(35,116)	-
Collections from loans receivable	26,681	48,655
Collections from loans receivable - related party	650	6,667
Net Cash Used in Investing Activities	(932,422)	(33,121)

Cash Flows from Financing Activities
Proceeds from issuance of restricted stock	-	180,000
Proceeds from offering, net of underwriter’s discount and offering costs	-	85,576
Repayments to Former Parent, net	-	(132,459)
Repayments of convertible note payable	(50,000)	(50,000)
Proceeds from other notes payable - related party	91,000	(50,000)
Proceeds from convertible notes payable	6,373,000	1,331,000
Proceeds from convertible notes payable - related parties	100,000	650,000
Repayments of convertible notes payable - related party	(100,000)	-
Repayments of other notes payable - related parties	(335,000)	-
Repayments of other notes payables	(225,000)	-
Proceeds from other notes payable	-	460,000
Net Cash Provided by Financing Activities	5,854,000	2,474,117

Net Increase in Cash	1,625,464	688,118
Cash - Beginning of Period	357,842	78,683
Cash - End of Period	$1,983,306	$766,801

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2019	2018

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$471,774	$39,129

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$548,020	$3,194,671
Warrants issued in connection with convertible debt	$548,354	$159,781
Conversion of convertible notes payable to Former Parent into common stock	$-	$392,542
Conversion of notes payable into common stock	$-	$899,340
Warrants issued and recorded as debt discount in connection with notes payable	$-	$343,818
Convertible Note issued to Former Parent in exchange for payable to Former Parent	$-	$475,000
Common stock issued in exchange for interest earned on other notes payable	$111,666	$-
Common stock issued in exchange for interest earned on convertible notes payable	$479,323	$-

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS

Muscle Maker, Inc. (“MMI”), a former subsidiary of American Restaurant Holdings (“ARH” or “Former Parent”) was incorporated in California on December 8, 2014 and was a majority owner of Muscle Maker Brands, LLC, (“MMB”). MMB’s subsidiaries included Company owned restaurants as well as Custom Technology, Inc., (“CTI”) a technology and point of sale (“POS”) systems dealer and technology consultant. MMB was formed on December 22, 2014 in the State of California for the purpose of acquiring and operating company owned restaurants, as well as franchising its name and business system to qualified franchisees. Muscle Maker Franchising, LLC (“MMF”) was founded in 1995 in order to develop a brand of healthy-option fast food restaurants.

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

On May 24, 2018, the Company entered into a stock purchase agreement among John Guild, JohnG Solutions LLC and CTI in which the Company agreed to sell its 70% ownership in CTI for a total purchase price of $1.00.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, continued

On March 14, 2019, MMI formed a wholly owned subsidiary, Muscle Maker USA, Inc. (“Muscle USA.”), in the State of Texas.

In November 2019, MMI formed Muscle Maker Inc., LLC (“MMI NV.”) in the state of Nevada. Pursuant to the Articles of Incorporation filed in the state of Nevada, MMI NV has authorized capital stock consisting of 100,000,000 shares of common stock, with a $0.0001 par value per share.

On November 13, 2019, Muscle Maker, Inc., a California corporation, merged with and into its wholly owned subsidiary, Muscle Maker, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Merger between Muscle Maker, Inc., a California corporation, and Muscle Maker, Inc., a Nevada corporation. Muscle Maker, Inc., a Nevada corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, the Company changed its state of incorporation from California to Nevada and each share of its common stock converted into one share of common stock of the surviving entity in the migratory merger. No dissenters’ rights were exercised by any of the Company’s stockholders in connection with the migratory merger. All share and per share information has been retroactively adjusted to reflect merger with a $0.0001 par value per share.

MMI and its subsidiaries is the “Company”.

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of September 30, 2019, the Company’s restaurant system included eight company-owned restaurants, and thirty-one franchise restaurants. A Muscle Maker Grill restaurants offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of September 30, 2019, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $1,983,306, $5,484,122, and $29,777,110, respectively. During the three and nine months ended September 30, 2019, the Company incurred a pre-tax net loss of $2,348,829 and $5,374,914, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these condensed consolidated financial statements.

Although management believes that the Company has access to capital resources, there are no commitments, other than aforementioned, in place for new financing as of the date of the issuance of these condensed consolidated financial statements and there can be no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. The Company expects to have ongoing needs for working capital in order to (a) fund operations; plus (b) expand operations by opening additional corporate-owned restaurants. To that end, the Company may be required to raise additional funds through equity or debt financing. However, there can be no assurance that the Company will be successful in securing additional capital. If the Company is unsuccessful, the Company may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, included in this filing. The balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

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

As of September 30, 2019, and December 31, 2018, the Company did not have any derivative liabilities on its balance sheets.

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

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $821,684 and $2,438,284 during the three and nine months ended September 30, 2019, respectively. The Company recorded retail store revenues of $721,300 and $3,246,041 during the three and nine months ended September 30, 2018, respectively.

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognize revenues form gift cards as restaurant revenues once the Company performs obligation to provide food and beverage to the customer is satisfies upon redemption of the gift card.

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $165,412 and $563,772 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $244,820 and $736,384 during the three and nine months ended September 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, which then recognizes franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $16,132 and $342,649 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from franchise fees of $20,000 and $125,000 during the three and nine months ended September 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $71,200 and $220,120 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from rebates of $59,260 and $268,588 during the three and nine months ended September 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI which was sold in May 2018, the Company derived revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. The Company recognized revenue when persuasive evidence of an arrangement existed, delivery of the product or service has occurred, the fee was fixed or determinable and collectability was reasonably assured. The Company recorded $0 and $244,633, respectively, of revenues from these technology sales and services during the three and nine months ended September 30, 2018.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements, as well as unearned vendor rebates and customer deposits received in connection with technology sales and services by CTI (see Note 10 – Deferred Revenue).

Customer deposits received for technology sales or services are recorded as deferred revenue and recognized when the sale is complete, or the service is performed.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee sales occur. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $39,030 and $116,423, respectively, during the three and nine months ended September 30, 2019, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Impacts on Financial Statements

The following table summarized the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated financial statements:

	December 31, 2018	New Revenue Standard Adjustment	January 1, 2019
Deferred revenues	$907,948	$568,540	$1,476,488
Accumulated deficit	23,833,656	568,540	24,402,196

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $14,624 and $18,237 for the three and nine months ended September 30, 2019, and approximately $3,638 and $23,237 for the three and nine months ended September 30, 2018 and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average diluted common shares at September 30, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive:

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Share, continued

	September 30,
	2019	2018
Warrants	5,296,048	1,507,048
Options	33,750	33,750
Convertible debt	7,841,846	2,972,070
Total potentially dilutive shares	13,171,644	4,512,868

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 75% and 81% of the Company’s purchases for the three and nine months ended September 30, 2019, respectively. Purchases from the Company’s largest supplier totaled 81% and 77% of the Company’s purchases for the three and nine months ended September 30, 2018, respectively.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 – ACQUISITION

Midtown Acquisition

On August 22, 2019, the Company acquired a franchisee store in Midtown, New York, as a corporate store (the “Midtown Acquisition”). The purchase price of the store was $121,464, of which $35,116 related to equipment purchased and the remaining $86,348 was accounted for as goodwill. The Company paid cash of approximately $35,000 and also assumed a liability of approximately $86,000 which is recorded in accounts payable and accrued expenses.

NOTE 5 - LOANS RECEIVABLE

At September 30, 2019 and December 31, 2018, the Company’s loans receivable consists of the following:

	September 30, 2019	December 31, 2018
Loans receivable, net	$146,416	$112,911
Less: current portion	(19,092)	(37,155)
Loans receivable, non-current	$127,324	$75,756

During August 2019, the company advanced money to a former franchisee and issued a loan receivable in the amount of $60,186. The loan is payable in 120 monthly payments consisting of principal and interest of 12%, with the payments becoming due as of December 1, 2019.

Loans receivable includes loans to franchisees totaling, in the aggregate, $146,416 and $112,911, net of reserves for uncollectible loans of $55,000 and $55,000 at September 30, 2019 and December 31, 2018. The loans have original terms ranging up to 10 years, earn interest at rates ranging from 2% to 12%, and are being repaid on a weekly or monthly basis.

NOTE 6 – LOAN RECEIVABLE FROM RELATED PARTY

At September 30, 2019 and December 31, 2018, the Company’s loan receivable from related party consisted of the following:

	September 30, 2019	December 31, 2018
Loans receivable from related party, net	$-	650
Less: current portion	-	(650)
Loans receivable from related party, non-current	$-	-

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2019, and December 31, 2018 property and equipment consists of the following:

	September 30, 2019	December 31, 2018

Furniture and equipment	$559,203	$282,896
Leasehold improvements	1,249,628	626,368
	1,808,831	909,264
Less: accumulated depreciation and amortization	(414,891)	(271,977)
Property and equipment, net	$1,393,940	$637,287

Depreciation expense amounted to $42,950 and $142,914 for the three and nine months ended September 30, 2019, respectively. Depreciation expense amounted to $31,580 and $95,526 for the three and nine months ended September 30, 2018, respectively.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 – INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements and a non-compete agreement, which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Total
Intangible assets, net at December 31, 2018	$2,524,000	$578,621	$3,102,621
Amortization expense	-	(47,723)	(47,723)
Intangible assets, net at September 30, 2019	$2,524,000	$530,898	$3,054,898

Weighted average remaining amortization period at September 30, 2019 (in years)		8.6

Amortization expense related to intangible assets amounted to $16,083 and $47,723 for the three and nine months ended September 30, 2019, respectively. Amortization expense related to intangible assets amounted to $16,083 and $50,089 for the three and nine months ended September 30, 2018, respectively.

NOTE 9 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$935,432	$841,334
Accrued payroll	186,063	181,452
Accrued vacation	18,757	-
Accrued professional fees	257,994	296,518
Accrued board members fees	125,187	143,108
Accrued rent expense	307,769	618,120
Sales taxes payable (1)	224,717	297,160
Accrued interest	647,173	433,494
Accrued interest, related parties	1,795	-
Other accrued expenses	15,711	76,194
	$2,720,598	$2,887,380

(1)	See Note 13 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 – DEFERRED REVENUE

At September 30, 2019 and December 31, 2018, deferred revenue consists of the following:

	September 30, 2019	December 31, 2018
Franchise fees	$958,998	$801,107
Unearned vendor rebates	75,411	106,841
Less: Unearned vendor rebates, current	(75,411)	(106,841)
Less: Franchise fees, current	(56,220)	(801,107)
Deferred revenues, non-current	$902,778	$-

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Gift card liability	$126,089	$122,221
Co-op advertising fund liability	287,927	240,226
Advertising fund liability	265,227	245,039
	$679,243	$607,486

NOTE 12 – NOTES PAYABLE

Convertible Notes

15% Senior Secured Convertible Promissory Notes

From January 1, 2019 through September 30, 2019, the Company entered into Securities Purchase Agreements (“SPA”) with several accredited investors (the “Investors”) providing for the sale by the Company to the investors of 15% Senior Secured Convertible Promissory Notes (the “SPA Notes”) in the aggregate amount of $2,973,000, of which a $100,000 was to related parties. The SPA Notes bear interest at 15% per annum paid quarterly and mature 18 months from issuance.

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

NOTE 12 – NOTES PAYABLE, continued

Convertible Notes, continued

15% Senior Secured Convertible Promissory Notes, continued

In addition to the SPA Notes, the Investors also received warrants to purchase common stock of 1,486,500 shares of the Company (the “SPA Warrants”). The Investors are entitled to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The SPA Warrants are exercisable for five years at an exercise price of $1.20. In the event the conversion price is adjusted as contemplated above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the SPA Warrants on a cashless basis.

The Company granted the Investors piggyback registration rights with respect to the shares of common stock underlying the SPA Notes and the SPA Warrants.

12% Secured Convertible Notes

During April 2019, Muscle USA entered into security purchase agreement (“April 2019 SPA”) with the several accredited investors (“April 2019 Investors”) providing for the sale by the Company to the investors of 12% secured convertible notes (“April 2019 Notes”) in the aggregate amount of $3,500,000 (the “April 2019 Offering”).

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

In addition to the April 2019 Notes, the Investors also received 875,000 warrants to purchase common stock of the Company (the “April 2019 Warrants”) that entitle the holders to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The April 2019 Warrants are exercisable for five years at an exercise price of 115% of the conversion price.

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

NOTE 12 – NOTES PAYABLE, continued

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

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrants at the date of grant is also recorded as a debt discount. For the nine months ended September 30, 2019 the Company recorded aggregate debt discounts of $548,354 and $548,020, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes and for the nine months ended September 30, 2018 the Company recorded aggregate debt discounts of $359,900 and $3,051,080, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes, which were amortized over the expected terms of the respective notes.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

On May 6, 2019, the Company appointed Aimee Infante as Chief Marketing Officer of the Company and entered into an Employment Agreement with Ms. Infante. Pursuant to the Employment Agreement, Ms. Infante will be employed as Chief Marketing Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the Employment Agreement. During the term of the Employment Agreement, Ms. Infante will be entitled to a base salary at the annualized rate of $125,000, which will be increased to $150,000 upon the completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”). Following the closing of the Public Offering, Ms. Infante will receive a one-time $10,000 cash bonus and will be entitled to an annual cash bonus based on 25% of her base salary subject to satisfying specific written criteria. The Company agreed to issue Ms. Infante 5,000 restricted stock units upon closing of the Public Offering, which may be increased to 10,000 restricted stock units if the Public Offering is in excess of $5 million. Ms. Infante is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

Consulting Agreements

On September 12, 2018, the Company entered into a Consulting Agreement with a professional business and financial expert to provide the Company financial and business advice including, but not limited, to discussing financing, potential business opportunities and potential acquisition. In addition, the consultant will help the Company select an underwriter to conduct an offering and will work with Company to prepare for the offering. Pursuant to the terms of the agreement the Company agreed to pay $140,000 in cash and to issue 250,000 restricted shares of the Company’s common stock on or before September 30, 2018. In addition, the Company agrees to pay the following additional fees (i) $70,000 in cash and 70,000 in restricted shares upon performance of the first milestones per the SPA, (ii) $70,000 in cash and 70,000 in restricted shares upon performance of the second milestones per the SPA and (iii)$150,000 in cash and 200,000 in restricted shares upon the completion of both the contract and the Company’s offering. As of September 30, 2019, the company issued an aggregate of 390,000 shares of common stock pursuant to the agreement, paid a $280,000 in cash pursuant to the terms of the agreement.

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

During July 2019, the Company entered into a Consulting Agreement with a consultant with a background in menu and recipe development to develop a new menu and recipes for a new healthy restaurant concept called Healthy Joe’s. The Company will issue an aggregate of 11,500 shares of common stock as payment pursuant to the terms of the agreement and reimburse the consultant for any out of pocket expenses in connection with the services provided pursuant to the agreement. As of September 30, 2019, the Company issued 3,500 shares to the consultant pursuant to the agreement.

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

On August 5, 2019 the Company authorized the issuances of an aggregate of 119,046 shares of common stock, valued at a $1.00 per share, to the members of the board of directors. As of September 30, 2019 the Company accrued a total of $125,187 related to board compensation.

Litigations, Claims and Assessments

In 2017, Limestone Associates LLC (“Limestone”) filed a complaint against ARH in the Civil Court of the City of New York, County of New York, #78549/2017 for commercial non-payment of rent for the amount of $25,748 plus cost and disbursements of this proceeding. In May 2018, Limestone filed a complaint against ARH and Robert E. Morgan (the former CEO of the Company) in the Supreme Court of the State of New York, County of New York, index # 154469 seeking $1,357,243 in damages for rent, interest and other expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

In May 2018, the Company, Former Parent and Mr. Morgan were listed as defendants to a lawsuit filed by Crownhall Realty, LLC (“Crownhall”) in the Supreme Court of the State of New York county of New York, #154467. Crownhall is seeking $1,034,087 in damages for rent, interest and other expenses.

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of September 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of September 30, 2019, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $18,045 is included in accounts payable and accrued expenses.

In April 2018, the Company and Former Parent was listed as a defendant in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement. As of September 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the State of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord. As of September 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of September 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a week commencing on January 25, 2019 ending May 24, 2019, (c) a onetime payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a tranche of the 15% Senior Secured Convertible Notes and (d) a onetime payment of $21,390 on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second tranche of the 15% Senior Secured Convertible Notes. As of September 30, 2019, the full amount has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of September 30, 2019, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months starting on May 31, 2019. As of September 30, 2019, the full amount has been repaid.

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

Operating Lease

On August 1, 2019, the Company entered into a settlement agreement with a landlord in connection with the prior executive office in Houston, Texas as the Company vacated the property on April 30, 2018. The Company owed the landlord the sum of $58,522. The landlord agreed to accept $32,283 as full payment of the damages. Pursuant to the settlement we will make three equal payments of $10,761 with the first payment to be made on August 2, 2019, the second payment is to be made on September 1, 2019 and the final payment is to be made on October 1, 2019. As of September 30, 2019, the remaining unpaid amount of $10,761, is included in accounts payable and accrued expenses.

Trademark

During July 2019 the Company filed an application to register a trade name and service mark for “Healthy Joe’s” that will be used in connection with the development and operating of potential Healthy Joe’s restaurants. If the trademark is approved, the Company will license the rights to use the Healthy Joe’s trademark and intellectual property to its wholly-owned subsidiaries, Muscle Maker Development and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Healthy Joe’s restaurants.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued $224,717 and $297,160 which includes penalties and interest as of September 30, 2019 and December 31, 2018, respectively, related to this matter.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – EQUITY

Common Stock

See Note 12 – Notes Payable – Convertible Notes, and Notes Payable – Other Notes Payable. See Note 13 – Commitments and Contingencies – Board Compensation and Commitments and Contingencies – Consulting Agreements for details related to stock issuances for the nine months ended September 30, 2019.

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

Restricted Common Stock

At September 30, 2019, the unamortized value of the restricted common stock was $101,265. The unamortized amount will be expensed over a weighted average period of 1.26 years. A summary of the activity related to the restricted common stock for the nine months ended September 30, 2019 is presented below:

		Weighted Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2019	42,442	$6.34
Granted	430,000	1.00
Forfeited	(11,470)	9.33
Vested	(443,918)	1.23
Outstanding at September 30, 2019	17,054	$5.94

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $431,631 and $613,333 for the three and nine months ended September 30, 2019, respectively, of which $429,315 and $611,191 was recorded in general and administrative expenses and $2,316 and $2,142 was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $33,876 and $350,100 for the three and nine months ended September 30, 2018, respectively, of which $33,102 and $347,779 was recorded in general and administrative expenses and $774 and $2,321 was recorded in labor expense within restaurant operating expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 – EQUITY, continued

Warrants

A summary of warrants activity during the nine months ended September 30, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding, December 31, 2018	2,184,548	$3.38	3.3
Issued	2,361,500	1.61	5.0
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, September 30, 2019	4,546,048	$2.46	3.6

Exercisable, September 30, 2019	4,546,048	$2.46	3.6

The grant date fair value of warrants granted during the nine months ended September 30, 2019 and 2018 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk free interest rate	1.61 - 2.32%	2.67 - 2.96%	1.61 - 2.62%	2.20 - 3.13%
Contractual term (years)	5.00	3.00-5.00	5.00	5.00-3.00
Expected volatility	58.24-88.10%	51.50-53.60%	52.64 – 88.10%	51.50 - 55.37%
Expected dividend	0.00%	0.00%	0.00%	0.00%

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 – SUBSEQUENT EVENTS

Acquisition of Bronx

On October 10, 2019, the Company acquired a former franchisee location in the Bronx, New York, as a corporate store (the “Bronx Acquisition”). The purchase price of the store was $600,000, of which $30,000 related to equipment purchased and the remaining $570,000 was accounted for as goodwill. The purchase price is payable as follows: $300,000 that was paid at closing and the remaining $300,000 is payable pursuant to a five year promissory note with an eight percent interest rate.

Board Compensation

On October 19, 2019 the Company authorized the issuances of an aggregate of 26,242 share of common stock to the members of the board of directors.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of September 30, 2019 and 2018 and for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 1A for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of September 30, 2019, our restaurant system included eight Company-owned restaurants and thirty-one franchised restaurants.

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

As of September 30, 2019, we had an accumulated deficit of $29,777,110 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2018, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Other Income (Expense)

Other (expenses) income primarily consists of amortization of debt discounts on the convertible notes payable and interest expense related to convertible notes payable.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

The following table represents selected items in our condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, respectively:

	For the Three Months Ended
	September 30,
	2019	2018
Revenues:
Company restaurant sales, net of discounts	$821,684	$721,300
Franchise royalties and fees	252,744	324,080
Franchise advertising fund contributions	39,030	-
Other revenues	-	-
Total Revenues	1,113,458	1,045,380

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	339,454	266,678
Labor	347,786	266,817
Rent	96,832	66,599
Other restaurant operating expenses	113,292	60,084
Total restaurant operating expenses	897,364	660,178
Costs of other revenues	-	-
Depreciation and amortization	59,033	47,663
Other expenses incurred for closed locations	-	269,659
Franchise advertising fund expenses	39,030	-
General and administrative expenses	1,514,123	916,268
Total Costs and Expenses	2,509,550	1,893,768
Loss from Operations	(1,396,092)	(848,388)

Other (Expense) Income:
Other (expense) income, net	112,673	65,933
Interest expense, net	(614,100)	(94,655)
Loss on sale of CTI	-	-
Amortization of debt discounts	(451,310)	(267,358)
Total Other Expense, net	(952,737)	(296,080)

Loss Before Income Tax	(2,348,829)	(1,144,468)
Income tax provision	-	-
Net Loss	(2,348,829)	(1,144,468)
Net loss attributable to the non-controlling interest	-	-
Net Loss Attributable to Controlling Interest	$(2,348,829)	$(1,144,468)

Revenues

Company total revenues totaled $1,113,458 for the three months ended September 30, 2019 compared to $1,045,380 for the three months ended September 30, 2018. The 6.51% increase was primarily attributable to more stores generating restaurant sales, net of discounts in the current period compared to the prior period, partially offset by a decrease in franchise royalties and fees.

We generated restaurant sales, net of discounts, of $821,684 for the three months ended September 30, 2019 compared to $721,300, for the three months ended September 30, 2018. This represented an increase of $100,384, or 13.9%, which is primarily attributable to a higher corporate owned store count during the current period compared to the prior period.

Franchise royalties and fees for the three months ended September 30, 2019 and 2018 totaled $252,744 compared to $324,080, respectively. The $71,336 decrease is primarily attributable to lower royalty revenue from franchisees as there are fewer franchisee location during the current period as compared to the prior period due to store closures.

Franchise advertising fund contributions for the three months ended September 30, 2019 totaled $39,030.

Operating Costs and Expenses

Restaurant food and beverage costs for the three months ended September 30, 2019 and 2018 totaled $339,454, or 41.3%, as a percentage of restaurant sales, and $266,678, or 37.0%, as a percentage of restaurant sales, respectively. The $72,776 increase results primarily due a higher store count during the period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period.

Restaurant labor for the three months ended September 30, 2019 and 2018 totaled $347,786, or 42.3%, as a percentage of restaurant sales, and $266,817, or 37.0%, as a percentage of restaurant sales, respectively. The $80,969 increase results primarily due a higher store count during the period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period.

Restaurant rent expense for the three months ended September 30, 2019 and 2018 totaled $96,832, or 11.8%, as a percentage of restaurant sales, and $66,599, or 9.2%, as a percentage of restaurant sales, respectively.

Other restaurant operating expenses for the three months ended September 30, 2019 and 2018 totaled $113,292, or 13.8% as a percentage of restaurant sales, and $60,084, or 8.3% as a percentage of restaurant sales, respectively. The $53,208 increase is primarily due a higher store count during the period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period.

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 totaled $59,033 and $47,663, respectively. The $11,370 increase is primarily attributable to depreciation expense related to additions of property and equipment compared to the prior periods.

General and administrative expenses for the three months ended September 30, 2019 and 2018 totaled $1,514,123, or 136% of total revenues, and $916,268, or 87.6% of total revenues, respectively. The $547,704 increase is primarily attributable to an increase in salaries of approximately $61,000, an increase in professional fees and consulting expenses of approximately $355,000 due to restricted stock issuance to consultants, an increase in bad debt expense of approximately $147,000 related to the forgiveness of royalties owed by a franchisee.

Loss from Operations

Our loss from operations for the three months ended September 30, 2019 and 2018 totaled $1,396,092 or 125.4% of total revenues and $848,388 or 81.2% of total revenues, respectively. The increase of $547,704 in loss from operations is primarily attributable to an increase in total costs and expenses of approximately $382,000, partially offset by the increase in total revenues of approximately $68,000.

Other Expense, net

Other expense, net for the three months ended September 30, 2019 and 2018 totaled $952,737 and $3,136,048, respectively. The $656,568 decrease in expense was primarily attributable to an increase in amortization of debt discounts of $183,863 and an increase in interest expense incurred in connection with convertible and other notes payable of approximately $519,000, partially offset by an increase in other income, net of approximately $47,000 due to other income on settlements of accounts payables.

Net Loss

Our net loss for the three months ended September 30, 2019 decreased by $1,204,361 to $2,348,829 as compared to $1,144,468 for the three months ended September 30, 2018, resulting from an increase in other expense as discussed above. Our net loss attributable to the controlling interest was $2,348,829 and $1,144,468 for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

The following table represents selected items in our condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018, respectively:

	For the Nine Months Ended
	September 30,
	2019	2018
Revenues:
Company restaurant sales, net of discounts	$2,438,284	$3,246,041
Franchise royalties and fees	1,126,541	1,129,972
Franchise advertising fund contributions	116,423	-
Other revenues	-	244,633
Total Revenues	3,681,248	4,620,646

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	915,063	1,193,908
Labor	966,020	1,383,941
Rent	283,667	537,588
Other restaurant operating expenses	367,611	621,312
Total restaurant operating expenses	2,532,361	3,736,749
Costs of other revenues	-	114,388
Depreciation and amortization	190,637	145,615
Other expenses incurred for closed locations	27,519	473,378
Franchise advertising fund expenses	116,423	-
General and administrative expenses	3,584,698	3,713,743
Total Costs and Expenses	6,451,638	8,183,873
Loss from Operations	(2,770,390)	(3,563,227)

Other (Expense) Income:
Other (expense) income, net	3,680	60,314
Interest expense, net	(1,262,521)	(826,155)
Loss on sale of CTI	-	(456,169)
Amortization of debt discounts	(1,345,683)	(1,914,038)
Total Other Expense, net	(2,604,524)	(3,136,048)

Loss Before Income Tax	(5,374,914)	(6,699,275)
Income tax provision	-	-
Net Loss	(5,374,914)	(6,699,275)
Net loss attributable to the non-controlling interest	-	(2,071)
Net Loss Attributable to Controlling Interest	$(5,374,914)	$(6,697,204)

Revenues

Company total revenues totaled $3,681,248 for the nine months ended September 30, 2019 compared to $4,620,646 for the nine months ended September 30, 2018. The 20.3% decrease was primarily attributable to store closures in the prior period therefore fewer stores generating revenues in the current period as compared to the prior period and due the sale of CTI during May 2018.

We generated restaurant sales, net of discounts, of $2,438,284 for the nine months ended September 30, 2019 compared to $3,246,041, for the nine months ended September 30, 2018. This represented a decrease of $807,757, or 24.9%, which is primarily attributable to closures of corporate owned stores during the prior period as compared to the current period.

Franchise royalties and fees for the nine months ended September 30, 2019 and 2018 totaled $1,126,541 compared to $1,129,972, respectively. The $3,431 decrease is primarily attributable to an increase of approximately $216,000 in recognition of deferred revenue for franchise agreements pursuant to adoption of the new revenue accounting standard, partially offset by a decrease in royalty income of approximately $173,000 as there are fewer franchise store location as compared to the prior period and a decrease of approximately $48,000 in vendor rebates due to fewer franchise owned stores in the current period as compared to the prior period.

Franchise advertising fund contributions for the nine months ended September 30, 2019 totaled $116,423.

Other revenues decreased from $244,633 for the nine months ended September 30, 2018 to $0 for the nine months ended September 30, 2019, representing a decrease of $244,633 or 100%. The decrease is attributed to the sale of CTI in May 2018.

Operating Costs and Expenses

Restaurant food and beverage costs for the nine months ended September 30, 2019 and 2018 totaled $915,063, or 37.5 as a percentage of restaurant sales, and $1,193,908, or 36.8%, as a percentage of restaurant sales, respectively. The $278,845 decrease results primarily from various company owned store closures in the prior period compared to the current period.

Restaurant labor for the nine months ended September 30, 2019 and 2018 totaled $966,020, or 39.6%, as a percentage of restaurant sales, and $1,383,941, or 42.6%, as a percentage of restaurant sales, respectively. The $417,921 decrease results primarily due to company owned store closures as compared to the current period.

Restaurant rent expense for the nine months ended September 30, 2019 and 2018 totaled $283,667, or 11.8%, as a percentage of restaurant sales, and $537,588, or 16.6%, as a percentage of restaurant sales, respectively. The $174,640 decrease in rent expense is primarily due to the closure of company owned stores in the prior period compared to the current period.

Other restaurant operating expenses for the nine months ended September 30, 2019 and 2018 totaled $367,611, or 15.1% as a percentage of restaurant sales, and $621,312, or 19.1% as a percentage of restaurant sales, respectively. The $253,701 decrease is primarily due to store closures compared to the current period and improved efficiencies.

Cost of other revenues for the nine months ended September 30, 2019 and 2018 totaled $0, or 0%, as a percentage of other revenues, and $114,388, or 46.8%, as a percentage of other revenues, respectively. The decrease is due to the sale of CTI in May 2018.

Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 totaled $190,637 and $145,615, respectively. The $45,022 increase is primarily attributable to depreciation expense related to additions of property and equipment compared to the prior periods.

General and administrative expenses for the nine months ended September 30, 2019 and 2018 totaled $3,584,698, or 97.4% of total revenues, and $3,713,743, or 77.1% of total revenues, respectively. The $129,045 decrease is primarily attributable to a decrease of approximately $137,000 in general and administrative CTI expenses due to the sale of CTI.

Loss from Operations

Our loss from operations for the nine months ended September 30, 2019 and 2018 totaled $2,770,390 or 75.3% of total revenues and $3,563,227 or 77.1% of total revenues, respectively. The decrease of $792,837 in loss from operations is primarily attributable to a decrease in total costs and expenses of approximately $1,732,235, partially offset by the decrease in total revenues of approximately $939,000 due to fewer corporate owned stores generating revenues in the current period as compared to the prior period.

Other Expense, net

Other expense, net for the nine months ended September 30, 2019 and 2018 totaled $2,604,524 and $3,136,048, respectively. The $531,524 decrease in expense was primarily attributable to a decrease in amortization of debt discounts of approximately $568,000, a decrease due to the loss on sale of CTI of approximately $456,000 partially offset by an increase in interest expense of approximately $436,000 incurred in connection with the convertible notes and other notes payable.

Net Loss

Our net loss for the nine months ended September 30, 2019 decreased by $1,359,344 to $5,374,914 as compared to $6,699,275 for the nine months ended September 30, 2018, resulting from a decrease in loss of operations and total other expense, net, as discussed above. Our net loss attributable to our controlling interest was $5,374,914 and $6,697,204 (net of non-controlling interest of $2,071) for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2019	December 31, 2018
Cash	$1,983,306	$357,842
Working Capital Deficiency	$5,484,122	$3,918,443
Convertible notes payable, including related parties and Former Parent, net of debt discount of $1,340,590 and $1,582,378, respectively	$8,879,868	$2,307,853
Other notes payable, including related parties	$91,000	$560,000

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $5,484,122 and $29,777,110, respectively, as of September 30, 2019, plus our use of $3,296,216 of cash in operating activities during the nine months ended September 30, 2019, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

Our principal source of liquidity to date has been provided by (i) investment from American Restaurant Holdings, a private equity restaurant group, (ii) loans and convertible loans from related and unrelated third parties and (iii) the sale of common stock through private placements. More specifically, American Restaurant Holdings has invested over $5 million in growth capital into the Company to date. Additionally, the Company has been funded through proceeds from the issuance of 15% Senior Secured Promissory Notes and 12% Secured Convertible Notes offer through various private offering in the aggregate amount of approximately $8,003,000 as of the date of filing of this report.

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

Sources and Uses of Cash for the nine months ended September 30, 2019 and September 30, 2018

During the nine months ended September 30, 2019 and 2018, we used cash of $3,296,216 and $1,752,878, respectively, in operations. Our net cash used in operating activities for the nine months ended September 30, 2019 was primarily attributable to our net loss of $5,374,914, adjusted for net non-cash items in the aggregate amount of $2,303,898 and $225,098 of net cash provided by changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the nine months ended September 30, 2018 was primarily attributable to our net loss of $6,699,275, adjusted for net non-cash items in the aggregate amount of $3,473,758, partially offset by $768,102 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2019, net cash used in investing activities was $932,422, of which $864,451 was used to purchase property and equipment, $60,186 was used to issue a loan to a former franchisee and $35,116 was used to acquire a former franchisee location , partially offset by $27,331 of loans repayments by franchisees and a related party. During the nine months ended September 30, 2018, net cash used in investing activities was $12,148, of which $43,834 was used to purchase property and equipment and to issue loans to franchisees in the amount of $9,689, partially offset by $41,375 of loans repayments by franchisees and a related party.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $5,854,000 of which $191,000 proceeds from convertible notes, related party and notes payable from other related party and $6,373,000 proceeds from convertible notes to various parties, partially offset by repayments of various convertible notes, including a related party, of $150,000 and $560,000 of repayments of other notes payables, including related parties. Net cash provided by financing activities for the nine months ended September 30, 2018 was $1,530,226 of which $650,000 proceeds from convertible notes from other related parties, $384,000 proceeds from convertible notes to various parties, $460,000 proceeds from other notes payables, $85,576 net proceeds from initial public offering and $180,000 proceeds from the sale of restricted common stock, offset by $100,000 repayments of a convertible note payable, related party and $129,350 net repayments of advances to Former Parent.

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

Restaurant Sales

Retail store revenue at company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $821,684 and $2,438,284 during the three and nine months ended September 30, 2019, respectively. The Company recorded retail store revenues of $721,300 and $3,246,041 during the three and nine months ended September 30, 2018, respectively.

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognize revenues form gift cards as restaurant revenues once the Company performs obligation to provide food and beverage to the customer is satisfies upon redemption of the gift card.

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $165,412 and $563,772 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $244,820 and $736,384 during the three and Nine months ended September 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, which then recognizes franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $16,132 and $342,649 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from franchise fees of $20,000 and $125,000 during the three and nine months ended September 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $71,200 and $220,120 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from rebates of $59,260 and $268,588 during the three and nine months ended September 30, 2018, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by company owned stores are recorded as a reduction of cost of goods sold during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI which was sold in May 2018, the Company derived revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company recorded $0 and $244,633, respectively, of revenues from these technology sales and services during the three and nine months ended September 30, 2018.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company franchise agreements, as well as unearned vendor rebates .

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee sales occur. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $39,030 and $116,423, respectively, during the three and nine months ended September 30, 2019, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2019.

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

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at September 30, 2019 and December 31, 2018 and the consolidated results of operations and cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as of September 30, 2019. The framework used by management in making the assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2019, the Company’s internal control over financial reporting was not effective for the purpose for which it is intended and determine there to be a material weakness.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2019:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of September 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $70,000, consisting of principal and interest, as of the date of the filing of this report. As of September 30, 2019, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $18,045 is included in accounts payable and accrued expenses.

In April 2018, the Company and Former Parent was listed as a defendant in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement. As of September 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the state of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord. As of September 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc, Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of September 30, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a week commencing on January 25, 2019 ending May 24, 2019, (c) a onetime payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a traunch of the 15% Senior Secured Convertible Notes and (d) a onetime payment of $21,390 on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second traunch of the 15% Senior Secured Convertible Notes. As of September 30, 2019, the full amount has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of September 30, 2019, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months starting on May 31, 2019. As of September 30, 2019 the full amount has been repaid.

On August 1, 2019, the Company entered into a settlement agreement with a landlord in connection with the prior executive office in Houston, Texas as the Company vacated the property on April 30, 2018. The Company owed the landlord the sum of $58,522. The landlord agreed to accept $32,283 as full payment of the damages. Pursuant to the settlement we will make three equal payments of $10,761 with the first payment to be made on August 2, 2019, the second payment is to be made on September 1, 2019 and the final payment is to be made on October 1, 2019. As of September 30, 2019, the remaining unpaid amount of $10,761, is included in accounts payable and accrued expenses.

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability of $224,717 as of September 30, 2019 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

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

On August 5, 2019 the Company authorized the issuances of an aggregate of 119,046 share of common stock to the member of the board of directors

On August 5, 2019, the Company issued 3,500 shares to the consultant pursuant to the agreement.

On October 19, 2019 the Company authorized the issuances of an aggregate of 26,242 share of common stock to the members of the board of directors.

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

Date: November 19, 2019	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

