Form 10-K/A
period 2018-12-31
Muscle Maker, Inc.
filed 2019-11-22
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Registrant’s telephone number, including area code: (682) 708-8250

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Muscle Maker, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2019 and amended on November 13, 2019 (the “Amended 10-K”). The purpose of this Amendment is to include the required certifications, which were inadvertently omitted from the Amended 10-K.

Further, as set forth in the Amended 10-K, we have modified Part II, Item 9A. “Controls and Procedures” to include the following disclosures, which were inadvertently omitted from the Original Filing: (i) a statement identifying the criteria and framework used by our management to evaluate the effectiveness of our internal control over financial reporting, and (ii) the assessment by our management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2018.

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

2

Item 15. Exhibits and Financial Statement Schedules

Exhibits	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLE MAKER, INC

	By:	/s/ Michael Roper
Michael Roper
Dated November 22, 2019		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on November 22, 2019 on behalf of the registrant and in the capacities and on the dates indicated.

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

4