Form 10-K
period 2019-12-31
Muscle Maker, Inc.
filed 2020-05-29
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Muscle Maker, INC.

(Exact name of registrant as specified in its charter)

Nevada	001-39223	47-2555533
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation)	File No.)	Identification No.)

308 East Renfro Street, Suite 101

Burleson, Texas 76028

(Address of principal executive offices)

Registrant’s telephone number, including area code: (682)- 708-8250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0,0001 par value	GRIL	Nasdaq

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the common stock of Muscle Maker Inc. was not listed on any securities exchange or quoted on any automated quotation system. Accordingly, the aggregate market value of Muscle Maker, Inc.’s common stock held by non-affiliates could not be calculated.

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 29, 2020, was 7,941,304.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MUSCLE MAKER, INC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2019

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

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

ITEM 1.	BUSINESS.

Our Business Overview

Muscle Maker is a fast casual restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order lean, protein-based meals featuring chicken, seafood, pasta, hamburgers, wraps and flat breads. In addition, we feature freshly prepared entrée salads and an appealing selection of sides, protein shakes and fruit smoothies. We operate in the fast casual restaurant segment.

We believe our healthy-inspired restaurant concept delivers a highly differentiated customer experience. We combine the quality and hospitality that customers commonly associate with our full service and fast casual restaurant competitors with the convenience and value customers generally expect from traditional fast food restaurants, but in a healthy-inspired way. The following core values form the foundation of our brand:

●	Quality. Commitment to provide high quality, healthy-inspired food for a perceived wonderful experience for our guests.

●	Empowerment and Respect. We seek to empower our employees to take initiative and give their best while respecting themselves and others to maintain an environment for team work and growth.

●	Service. Provide world class service to achieve excellence each passing day.

●	Value. Our combination of high-quality, healthy-inspired food, empowerment of our employees, world class service, all delivered at an affordable price, strengthens the value proposition for our customers.

In striving for these goals, we aspire to connect with our target market and create a great brand with a strong and loyal customer base.

As of December 31, 2019, Muscle Maker and our subsidiaries and franchisees operated thirty-eight Muscle Maker Grill restaurants located in 15 states and Kuwait, ten of which are owned and operated by Muscle Maker, and 28 are franchise restaurants. Our restaurants generated company-operated restaurant revenue of $3,466,553 and $3,869,758 for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, our total revenues which includes company restaurant sales, royalty, franchise fee, rebate revenue derived from franchisees and other revenues were $4,959,005 and $6,022,669, respectively. For the fiscal years ended December 31, 2019 and 2018, we reported net losses of $28,385,044 and $7,204,540, respectively, and negative cash flows from operating activities of $4,504,226 and $2,726,737, respectively. As of December 31, 2019, we had an aggregate accumulated deficit of $53,094,602. We anticipate that we will continue to report losses and negative cash flow. As a result of the net loss and cash flow deficit for the year ended December 31, 2019 and other factors, our independent registered public accountants issued an audit opinion with respect to our financial statements for the year ended December 31, 2019 that indicated that there is a substantial doubt about our ability to continue as a going concern.

We are the owner of the trade name and service mark Muscle Maker Grill®, Healthy Joe’s and other trademarks and intellectual property we use in connection with the operation of Muscle Maker Grill® restaurants. We license the right to use the Muscle Maker Grill® and Healthy Joe’s trademarks and intellectual property to our wholly-owned subsidiaries, Muscle Maker Development and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill® and Healthy Joe’s restaurants.

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the fourth quarter due to reduced November and December traffic and higher traffic in the first, second, and third quarters.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined. Due to the impact we have limited our operation as mandated by each state and we temporary closed five of our Company owned locations. In addition, various franchisee locations had to take the same action which directly results in a decrease.

Our Industry

We operate within the Limited Service Restaurant, or LSR, segment, of the United States restaurant industry, which includes quick service restaurants, or QSR, and fast-casual restaurants. We offer fast-casual quality food combined with quick-service speed, convenience and value across multiple dayparts. We believe our differentiated, high-quality healthy-inspired menu delivers great value all day, every day and positions us to compete successfully against both QSR and fast-casual concepts.

We expect that the upward trend towards healthier eating will attract and increase consumer demand for fresh and hand-prepared dishes, leading to a positive impact on our sales.

Our Strategy

In implementing our business plan, we plan to pursue the following strategies.

Expand Our System-Wide Restaurant Base. We believe we are in the early stages of our turn-around growth story with 38 current locations in 15 states and Kuwait, as of May 29, 2020.

●	Our near-term strategy focuses on two areas of unit level growth – company-operated restaurants in non-traditional locations such as universities, office buildings, military bases, ghost kitchens, etc. and franchise growth by expanding in existing markets, especially in the Northeast region of the United States. We believe this market provides an attractive opportunity to leverage our brand awareness and infrastructure.

●	For year ended 2019, we opened two new company-operated and four new franchise restaurants. In addition, we purchased two franchise locations that are now company-operated. The company plans on opening or acquiring 12-16 new company-operated restaurants and two to four franchise operated locations in 2020. In addition to the United States-based franchise locations, our international franchisee in Kuwait opened one location in fiscal 2019.

●	In November 2019, we opened our first Healthy Joe’s concept. This was formerly a Muscle Maker Grill location that was converted into the Healthy Joe’s concept. Healthy Joe’s focuses on healthier for your recipes and products featuring a different menu than a typical Muscle Maker Grill. The concept is designed to attract a wider audience and features menu items such as wild caught Norwegian salmon, fresh brewed iced teas, fresh lemonades, locally baked breads, house made avocado smash, fruits, nuts and other new trending menu items. The menu features hot topped bowls, salads and oven toasted sandwiches. All protein, cheese and sauces are run though a 500-degree oven to add a unique approach to serving our products.

Improve Comparable Restaurant Sales. We plan to improve comparable restaurant sales growth through the following strategies:

●	Menu Strategy and Evolution. We will continue to adapt our menu to create entrees that complement our healthy-inspired offerings and that reinforce our differentiated fast casual positioning. We believe we have opportunities for menu innovation as we look to provide customers more choices through customization and limited time alternative proteins, recipes and other healthy-inspired ingredients. Our marketing and operations teams collaborate to ensure that the items developed in our test stores can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect. To provide added variety, from time to time we introduce limited time offerings such as our grass-fed hamburger bar menu, smoothie of the month program, keto your way menu, fish tacos and other seasonal items. Some of these items have been permanently added to the menu.

●	Attract New Customers Through Expanded Brand Awareness: Our goal is to attract new customers as the Muscle Maker Grill brand becomes more widely known due to new restaurant openings and marketing efforts focused on broadening the reach and appeal of our brand. The goal of our marketing efforts is to have consumers become more familiar with Muscle Maker Grill as we continue to penetrate our markets, which we believe will benefit our existing restaurant base. Our marketing strategy centers on our “Great Food with Your Health in Mind” campaign, which highlights the desirability of healthy-inspired food and in-house made or proprietary recipe quality of our food. We also utilize social media community engagement and public relations to increase the reach of our brand. Additionally, our system will benefit from increased contributions to our franchise marketing and various franchise advertising funds as we continue to grow our restaurant base.

●	Increase Existing Customer Frequency: We are striving to increase customer frequency by providing a service experience and environment that “complements” the quality of our food and models our culture. We expect to accomplish this by enhancing customer engagement, while also improving throughput, order execution and quality. We not only work to reward our guests with a great value and guest experience, we reward them for their loyalty as well. Frequent Muscle Maker Grill guests can take advantage of our loyalty program, Muscle Maker Grill Rewards, in which points are awarded for every dollar spent towards free or discounted menu items as well as special, members only coupon offers. Members use the Muscle Maker Grill Rewards app to receive notifications announcing new menu items, special events and more.

●	Continue to Grow Dayparts: We currently have multiple dayparts and segments where revenue is generated in our restaurants. These dayparts and segments include: lunch, dinner, catering, smoothies/protein shakes and meal plans in all of our locations, and breakfast and grab & go in select locations. We expect to drive growth across our dayparts through enhanced menu offerings, innovative merchandising and marketing campaigns. We plan to continue introducing and marketing limited time offers to increase occasions across our dayparts as well as to educate customers on our lunch and dinner offerings. Muscle Maker Grill has the unique opportunity to grow in the pre-packaged, portion-controlled meal plan category. Currently, we offer pre-portioned and packaged meal plans for consumers who want to specifically plan their weekly meals for dietary or nutritional needs. These meal plans can be delivered to a consumer’s home or picked up at each restaurant location. Third party delivery services such as Uber Eats, Grub Hub, DoorDash, Seamless and others offer an expansion beyond the four walls of our restaurants and represents a growing segment of our overall revenue.

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

Our Strengths

Iconic and Unique Concept: We provide guests healthy-inspired versions of mainstream-favorite dishes that are intended to taste great, in our effort to make it convenient, affordable and enjoyable to eat healthier. Our diverse menu was created for everyone – fitness enthusiasts, those starting their journey to a healthier lifestyle, and people trying to eat better while on-the-go. More than just food, our restaurants are a friendly, relaxed and social environment where guests can enjoy great tasting food and engage with fellow health enthusiasts in their area.

We are focused on expanding our presence within new and existing markets by continuing to add franchise partners to our system and increasing the number of corporate-owned locations. Our corporate-owned restaurants will focus on an expansion in non-traditional locations such as military bases, universities and ghost kitchens. We believe our concept is a unique fit with the military’s “Operation Live Well” campaign and a focus on healthier eating habits.

Innovative, Healthier Menu: Providing “Great Food with Your Health in Mind,” Muscle Maker Grill’s menu features items with grass-fed steak, all-natural chicken, lean turkey and plant-based products as well as options that satisfy all dietary preferences – from the carb-free consumer to guests following gluten-free or vegetarian diets. Muscle Maker Grill does not sacrifice taste to serve healthy-inspired options. We boast superfoods such as avocado, kale, quinoa, broccoli, romaine and spinach, and use only healthy-inspired carbohydrate options such as cauliflower or brown rice and whole wheat pasta. We develop and source proprietary sauces and fat free or zero-carb dressings to enhance our unique flavor profiles. Our open style kitchen allows guests to experience our preparation and cooking methods such as an open flame grill and sauté. In addition to our healthy-inspired and diverse food platform, Muscle Maker Grill offers 100% real fruit smoothies, boosters and proprietary protein shakes as well as retail supplements.

Muscle Maker Grill prides itself on making healthy-inspired versions of the guest’s favorite food, giving them easy access to the food they seek at our restaurants. This means catering to an array of healthier eating lifestyles. For over 20 years Muscle Maker Grill has been providing food to gluten-free diners, low-carbohydrate consumers and vegetarians. We offer over 30 versions of salads, wraps, bowls, sandwiches and flatbreads.

Cook to Order Preparation: We work to provide our guests their meals prepared in less time than a typical fast casual restaurant. While our service time may be slightly higher than the QSR fast casual segment, it fits well within the range of the fast-casual segment.

Daypart Mix and Revenue Streams: Standard operating hours for a Muscle Maker Grill are from 10:30 AM to 8:30 PM, Monday through Friday, 11:00 AM to 6:00 PM, Saturday and Sunday. However, many of our locations are closed on Sunday. Our daypart mix is typical to the QSR fast casual segment which is 5% pre-lunch, 45% lunch, 35% dinner and 15% late evening. We have multiple revenue streams including: dine-in, take-out, delivery, catering, meal plans and retail. We also have franchisees that leverage grab & go coolers as well as food trucks.

Attractive Price Point and Perceived Value: Muscle Maker Grill offers meals with free ‘power sides’ beginning at $8.99 per meal, using only high quality ingredients such as grass-fed beef, all-natural chicken, whole wheat pastas, brown rice and a power blend of kale, romaine and spinach. Our cook to order method, speed of service, hospitality and the experience of our exhibition style kitchen creates a great value perception for our customers. Meal Plan meals begin at $6.99 per meal, which we believe make them not only convenient but affordable too.

Delivery: A significant differentiator is that Muscle Maker Grill offers delivery at many locations nation-wide. Delivery is an option through our mobile app or online ordering platform making it easy and convenient for our guests. Delivery percentages range from 10% up to 75% of sales in our corporate locations.. We strongly believe the delivery segment will continue to grow as our core demographic has demonstrated the need for online ordering and delivery versus dine-in and take-out. We and our franchise owners leverage employees for local delivery but also uses third party services such as Uber Eats, GrubHub, DoorDash, Seamless and others to fulfill delivery orders.

Catering: Our diverse menu items are also offered through our catering program making it easy and affordable to feed a large group. Our boxed lunch program, which includes a wrap, salad, or entrée, a side and a drink for a set price is available within schools and other organizations.

Meal Plans: To make healthy-inspired eating even easier, Muscle Maker Grill’s healthy-inspired nutritionally focused menu items are available through our Meal Plan program, allowing pre-orders of meals via phone, online or in-store, available for pick up or delivered right to their door. Available as five, 10, 15 or 20 meals, guests can choose from 28 Muscle Maker Grill menu items for each meal.

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

Grab-and-Go Kiosks: Muscle Maker Grill, in select locations, offers grab and go kiosks both in the restaurants and non-traditional locations. The kiosks are comprised of 10 to 12 core meal plan menu items. We have positioned the kiosks so that guests can grab a meal on the run. These meals are convenient to guests that chose not to dine in or want additional meals for themselves or family members.

Our Properties

Rent Structure: Our restaurants are typically in-line or food court locations. A typical restaurant generally ranges from 1,200 to 2,500 square feet with seating for approximately 40 people. Our leases for company-operated locations generally have terms of 10 years, with one or two renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. New leases for our non-traditional locations usually have rent calculated as a percentage of net sales and have terms of 10 years. We do not guarantee performance or have any liability regarding franchise location leases.

System-Wide Restaurant Counts: As of December 31, 2019, our restaurant system consisted of 38 restaurants comprised of ten company-operated restaurants and 28 franchised restaurants located in California, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, Texas, Virginia and Kuwait.

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

Our new restaurants are typically inline or food court buildouts. We estimate that each inline or food court buildout of a restaurant will require an average total cash investment of approximately $200,000 to $350,000 net of tenant allowances but these costs can vary depending upon the location and requirements of specific municipalities or landlords. On average, it takes us approximately four to six months from identification of the specific site to opening the restaurant. In order to maintain consistency of food and customer service, as well as our colorful, bright and contemporary restaurant environment, we have set processes and timelines to follow for all restaurant openings.

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

Our Restaurant Management and Operations

Service: We are extremely focused on customer service. We aim to provide fast, friendly service on a solid foundation of dedicated, driven team members and managers. Our cashiers are trained on the menu items we offer and provide customers thoughtful suggestions to enhance the ordering process. Our team members and managers are responsible for our dining room environment, personally visiting tables to ensure every customer’s satisfaction. In our non-food court locations, meals are brought to the customers table using actual dishes and customers are free to leave their dishes when finished as team members clear and clean tables as guests leave the restaurant.

Operations: We intend to measure the execution of our system standards within each restaurant through an audit program for quality, service and cleanliness. The goal is to conduct these audits quarterly and may be more or less frequent based upon restaurant performance. Additionally, we have food safety and quality assurance programs designed to maintain the highest standards for food and food preparation procedures used by both company-operated and franchised restaurants.

Managers and Team Members: Each of our restaurants typically has a general manager, and shift leaders. At each location there are between six and 10 total team members who prepare our food fresh daily and provide customer service.

We are selective in our hiring processes, aiming to staff our restaurants with team members that are friendly, customer-focused, and driven to provide high-quality products. Our team members are cross-trained in several disciplines to maximize depth of competency and efficiency in critical restaurant functions.

Training: The majority of our company-operated restaurant management staff is comprised of former team members who have advanced along the Muscle Maker Grill career path. Skilled team members who display leadership qualities are encouraged to enter the team leader training program. Successive steps along the management path add increasing levels of duties and responsibilities. Our Franchisee training generally consists of 10 to 14 days in a certified training location, and an additional seven to 10 days post opening training. Our operational team members provide consistent, ongoing training through follow up restaurant visits, inspections, or email or phone correspondences.

Our Franchise Program

Overview: We use a franchising strategy to increase new restaurant growth in certain United States and international markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. We believe the franchise revenue generated from our franchise base has historically served as an important source of stable and recurring cash flows to us and, as such, we plan to expand our base of franchised restaurants. In existing markets, we encourage growth from current franchisees. In our expansion markets, we seek highly qualified and experienced new franchisees for multi-unit development opportunities. We seek franchisees of successful, non-competitive brands operating in our expansion markets. Through strategic networking and participation in select franchise conferences, we aim to identify highly-qualified prospects. Additionally, we market our franchise opportunities with the support of a franchising section on our website and printed brochures.

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

We also provide numerous opportunities for communication and shared feedback between us and franchise owners. Currently, we communicate on a frequent basis through email and system wide conference calls allowing for questions and answers with all franchisees. In addition, our operations and marketing teams conduct phone calls and/or on-site visits on a frequent basis with franchisees on current operational changes, new products, revenue generating ideas, cost savings, and local store marketing.

Franchise Arrangements:. At December 31, 2019, Muscle Maker Development franchises the operation of a total of 28 Muscle Maker Grill restaurants.

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

During 2019 and continuing through 2020, we have undertaken an extensive review of the terms and conditions of our franchise relationships and have recently finalized the terms of our revised standard franchise agreement and multi-unit development agreement which we intend to govern the relationship between Muscle Maker Development and its new franchisees. Under this franchise agreement:

●	Franchisees are licensed the right to use the Muscle Maker Grill® trademarks, its confidential operating manual and other intellectual property in connection with the operation of a Muscle Maker Grill restaurant at a location authorized by us.

●	Franchisees are protected from the establishment of another Muscle Maker Grill restaurant within a geographic territory, the scope of which is the subject of negotiation between Muscle Make Development and the franchisee.

●	The initial term of a franchise is 15 years, which may be renewed for up to two additional terms of five years each.

●	Franchisees pay Muscle Maker Development an initial franchise fee of $35,000 in a lump sum at the time the Franchise Agreement is signed; however, we may offer financing assistance under certain circumstances.

●	Franchisees pay Muscle Maker Development an on-going royalty in an amount equal to 5% of Net sales at the franchise location, payable weekly.

●	Franchisees pay a weekly amount equal to 2% (total) of net sales at the franchise location into a cooperative advertising fund and brand development/advertising fund. The cooperative advertising fee is used by franchisees for local store marketing efforts and the brand development/advertising fund is for the benefit of all locations and is administered by Muscle Maker.

●	We have historically required our franchisees to pay a software license fee of $3,500. However as of July 2019, Muscle Maker has discontinued this arrangement.

●	Franchisees are required to offer only those food products that are authorized by Muscle Maker Development, prepared using our proprietary recipes; and may obtain most supplies only from suppliers that are approved or designated by Muscle Maker Development. Muscle Maker receives rebates from various vendors or distributors based on total system wide purchases.

●	As partial consideration for payment of the initial franchise fee and on-going royalties, Muscle Maker Development loans its franchisees a copy of its confidential operating manual, administers the advertising/brand development fund, and provides franchisees with pre-opening and on-going assistance including site selection assistance, pre-opening training, and in-term training

Multi-Unit Development Agreements: Franchisees who desire to develop more than one restaurant and who have the financial strength and managerial capability to develop more than one restaurant may enter into a multi-unit development agreement. Under a multi-unit development agreement, the franchisee agrees to open a specified number of restaurants, at least two, within a defined geographic area in accordance with an agreed upon development schedule which could span several months or years. Each restaurant, in accordance with the development schedule, requires the execution of a separate franchise agreement prior to site approval and construction, which will be the then current franchise agreement, except that the initial franchise fee, royalty and advertising expenditures will be those in effect at the time the multi-unit agreement is executed. Multi-unit development agreements require the payment of a development fee equal to $35,000 for the first restaurant plus $17,500 multiplied by the number of additional restaurants that must be opened under such development agreement. The entire development fee is payable at the time the multi-unit development agreement is signed; however, the development fee actually paid for a particular restaurant is credited as a deposit against the initial franchise fee that is payable when the franchise agreement for the particular franchise is signed.

Area Representative Agreements: Pursuant to our area representative agreements, the area representatives will identify and refer prospective franchisee candidates to us, provide franchisees with our site selection criteria and assist franchisees to complete a site review package, and will advise franchisees concerning our standards and specifications and make on-site visits, but we retain control of all decision-making authority relative to the franchisees, including franchisee approval, site location approval and determination whether franchisees are in compliance with their franchise agreements.

Area representative agreements are generally for a term of 15 years, in consideration for which we generally compensate area representatives with 1% of net sales of the franchises that are under the area representative for the 15-year term.

Our Marketing and Advertising

We promote our restaurants and products through multiple advertising campaigns. The campaigns aim to deliver our message of fresh and healthy-inspired product offerings. The campaign emphasizes our points of differentiation, from our fresh ingredients and in-house preparation, to the preparation of our healthy inspired meals.

We use multiple marketing channels, including social media such as Facebook, Instagram and Twitter, email, app notifications, local store marketing, public relations/press releases and other methods to broadly drive brand awareness and purchases of our featured products. We complement this periodically with direct mail and our Muscle Maker Grill Rewards mobile app and e-mail marketing program. Muscle Maker Grill Rewards is our e-club and loyalty program. We engage members via e-mails and push notifications featuring news of promotional offers, member rewards and product previews.

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

Our Intellectual Property

We have registered Muscle Maker Grill ®, Healthy Joe’s and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and Muscle Maker Grill ® in approximately one foreign countries. Our brand campaign, Great Food with Your Health in Mind™, has also been approved for registration with the United States Patent and Trademark Office. In addition, the Muscle Maker Grill and Healthy Joe’s logo, website name and address and Facebook, Instagram and Twitter accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so and to oppose vigorously any infringement or dilution of the service marks or trademarks in such countries. We maintain the recipe for our healthy inspired recipes, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information.

In July 2019, we filed and were subsequently awarded for a trademark for “Healthy Joe’s” as well as secured healthy-joes.com and cheaterjoes.com for future concept development.

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

Our Management Information Systems

All of our company-operated and franchised restaurants use computerized point-of-sale and back office systems, which we believe are scalable to support our long-term growth plans. The point-of-sale system provides a touch screen interface and a stand-alone high-speed credit card and gift card processing terminal. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales and product mix that we actively analyze.

Our in-restaurant back office computer system is designed to assist in the management of our restaurants. The system also provides corporate headquarters and restaurant operations management quick access to detailed business data and reduces the time spent by our restaurant managers on administrative needs. The system also provides sales, bank deposit and variance data to our accounting department.

Our Corporate Structure

Overview: Muscle Maker, Inc. serves as a holding company of the following subsidiaries:

●	Muscle Maker Development, LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2017 for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees.

●	Muscle Maker Corp., LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2017 for the purposes of developing new corporate stores and to also operate these new and existing corporate restaurants.

●	Muscle Maker USA, Inc., a directly wholly owned subsidiary, which was formed in Texas on March 14, 2019 for the purpose of holding specific assets related to a company financing arrangement.

Prior to May 2018 we had a direct ownership interest in Custom Technology, Inc. Custom Technology, Inc., is a technology and point of sale systems dealer and technology consultant. Muscle Maker Corp., LLC had a direct 70% ownership interest in Custom Technology, Inc., which was formed in New Jersey on July 29, 2015. On May 24, 2018, we entered into a stock purchase agreement between John Guild, JohnG Solutions LLC and Custom Technology, Inc. in which we agreed to sell their 70% ownership in Custom Technology, Inc. for a total purchase price of $1.00.

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

Risks Related to Our Business and Industry

The novel coronavirus (COVID-19) outbreak has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we have closed the dining rooms in all of our restaurants and we are operating on a to go or curbside pickup only model in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand makes such operations sustainable. We have closed certain restaurants, modified work hours for our team members and identified and implemented cost savings measures throughout our operations. The COVID-19 outbreak and these responses have affected and will continue to adversely affect our guest traffic, sales and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.

The COVID-19 outbreak has also adversely affected our ability to open new restaurants. Due to the uncertainty in the economy and to preserve liquidity, we have paused nearly all construction of new restaurants. These changes may materially adversely affect our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time.

If the business interruptions caused by COVID-19 last longer than we expect, we will be required to seek other sources of liquidity. The COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit and equity markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.

Our restaurant operations could be further disrupted if large numbers of our employees are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.

Additional government regulations or legislation as a result of COVID-19 in addition to decisions we have made and may make in the future relating to the compensation of and benefit offerings for our restaurant team members could also have an adverse effect on our business. We cannot predict the types of additional government regulations or legislation that may be passed relating to employee compensation as a result of the COVID-19 outbreak. We have implemented paid sick leave, emergency pay policies and taken other compensation and benefit actions to support our restaurant team members during the COVID-19 business interruption, but those actions may not be sufficient to compensate our team members for the entire duration of any business interruption resulting from COVID-19. Those team members might seek and find other employment during that interruption, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the years ended December 31, 2019 and 2018, we reported net losses of $28,385,044 and $7,204,540, respectively, and negative cash flow from operating activities of $4,504,226 and $2,726,737, respectively. As of December 31, 2019, we had an accumulated deficit of $53,094,602. We anticipate that we will continue to report losses and negative cash flow. As a result of these net losses and cash flow deficits and other factors, our independent registered public accountants issued an audit opinion with respect to our financial statements for the two years ended December 31, 2019 that indicated that there is a substantial doubt about our ability to continue as a going concern.

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

At December 31, 2019, Muscle Maker had a cash balance of approximately $478,854, a working capital deficit of approximately $3,707,541, and an accumulated deficit of approximately $53,094,602. In order to satisfy the Company’s monthly expenses and continue in operation through December 31, 2020, the Company closed on their public offering on February 12, 2020, in which we raised net proceeds of $6,780,000. Even if we are able to substantially increase revenues and reduce operating expenses, we may need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through borrowings, private placements, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

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

The restaurant industry is intensely competitive, and we compete with many well-established food service companies on the basis of product choice, quality, affordability, service and location. We expect competition in each of our markets to continue to be intense because consumer trends are favoring limited service restaurants that offer healthy-inspired menu items made with better quality products, and many limited service restaurants are responding to these trends. With few barriers to entry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors may emerge at any time. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas. Each of our brands also competes for qualified franchisees, suitable restaurant locations and management and personnel. Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products, to effectively respond to consumer preferences and to manage the complexity of restaurant operations as well as the impact of our competitors’ actions. In addition, our long-term success will depend on our ability to strengthen our customers’ digital experience through expanded mobile ordering, delivery and social interaction. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can or benefit from changes in technologies, which could harm our competitive position. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.

Our ability to continue to expand our digital business and delivery orders is uncertain, and these new business lines are subject to risks.

Our digital, delivery and catering/meal plan sales represent a significant portion of sales in many of our restaurants and expanding in others. Consumer preferences and competitors are relying more and more heavily on digital and third-party delivery services, especially in urban locations. We rely on third party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners are responsible for order fulfillment and may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third party service providers to fulfil these digital orders. Moreover, the third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. Digital and delivery offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.

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

Our growth strategy depends in part on opening new restaurants in existing and new markets, including non-traditional locations such as universities, office buildings, ghost kitchens, military bases, airports or casinos and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchised restaurants or establishing new markets, which could adversely affect our growth.

One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ ability to:

●	identify available and suitable restaurant sites;

●	compete for restaurant sites;

●	reach acceptable agreements regarding the lease or purchase of locations;

●	obtain or have available the financing required to acquire and operate a restaurant, including construction and opening costs, which includes access to build-to-suit leases and equipment financing leases at favorable interest and capitalization rates;

●	respond to unforeseen engineering or environmental problems with leased premises;

●	avoid the impact of inclement weather, natural disasters, the continued impact of the COVID-19 pandemic and other calamities;

●	hire, train and retain the skilled management and other employees necessary to meet staffing needs;

●	obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations that adversely affect our and our franchisees’ costs or ability to open new restaurants; and

●	control construction and equipment cost increases for new restaurants.

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

The consumer target area of our and our franchisees’ restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we or our franchisees’ already have restaurants could adversely impact sales at these existing restaurants. Existing restaurants could also make it more difficult to build our and our franchisees’ consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our or our franchisees’ existing restaurants. However, we cannot guarantee there will not be a significant impact in some cases, and we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially and adversely affect our business, financial condition and results of operations.

Our sales growth and ability to achieve profitability could be adversely affected if comparable restaurant sales are less than we expect.

The level of comparable restaurant sales, which reflect the change in year-over-year sales for restaurants in the fiscal month following 15 months of operation using a mid-month convention, will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales. While we have experienced negative comparable same store sales of 8% during 2018 and 12% during 2019, we have developed new sales and marketing efforts including new menu strategy/evolution, new marketing initiatives designed to increase brand awareness, new operating platforms which improve speed of service and other tactics with the goal of providing positive same store sales in future years. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement these initiatives. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability that would have a material adverse effect on our business, financial condition and results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, pandemic such as the COVID 19, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as chicken, seafood, beef, fresh produce, dairy products, packaging and other proteins, could have a material adverse effect on our results of operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls, fuel prices and other government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

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

Our revenue forecasts rely on an aggressive franchise unit sales strategy. In the event the forecasted numbers are not achieved, we will have a material negative impact on future revenues.

Our revenue projections consist of both company operated and franchised locations. Our growth plans call for an aggressive approach to franchise unit level sales and subsequent openings. In the event we cannot meet these forecasts due to the inability to sell franchise locations in certain states, are prevented from selling franchises due to historical performance, government regulations, licensing, state registrations, or other factors, we will have a material negative impact on future revenues. Our revenue model and cash flows rely heavily on initial franchise fees, ongoing 5% royalties of total net sales and vendor rebates on total purchases and services from franchised locations. A significant reduction in the total number of units sold and subsequently opened would have a material adverse effect on future revenues.

Failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes opening a significant number of new restaurants, both franchised and company-owned. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our business, financial condition and results of operations.

The planned rapid increase in the number of our restaurants may make our future results unpredictable.

We intend to continue to increase the number of our company-owned and franchised restaurants in the next several years. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase, which could have a material adverse effect on our business, financial condition and results of operations.

The financial performance of our franchisees can negatively impact our business.

As approximately 74% of our restaurants are franchised as of December 31, 2019, our financial results are dependent in significant part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, vendor rebates, contributions to our marketing development fund and local co-op advertising funds and other fees from our franchisees. We also collect rebates from vendors supplying franchisees for food purchases, services and materials. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for the anticipated success of our entire system of restaurants and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Muscle Maker Grill restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised restaurants would reduce our royalty revenues and other sources of income and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

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

Our company-operated and franchised restaurants in the Northeastern United States represent approximately 42% of our system-wide restaurants as of December 31, 2019. Our company-operated and franchised restaurants in New Jersey and New York represent approximately 34% of our system-wide restaurants as of December 31, 2019. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Northeastern United States have had, and may continue to have, material adverse effects on our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain restaurants with a national footprint.

In addition, our competitors could open additional restaurants in New Jersey and New York, where we have significant concentration with 13 of our system restaurants, which could result in reduced market share for us and may adversely impact our profitability.

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

Our ability to manage our debt is dependent on our level of cash flow from company-operated and franchised restaurants, net of costs. It is anticipated that in 2020 the company will not have positive cash flow and will require additional outside funding to maintain operations. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which would have a material adverse effect on our business and financial condition. The lack of availability or access to build-to-suit leases and equipment financing leases could result in a decreased number of new restaurants and have a negative impact on our growth.

Our strategy to open a significant amount of company-owned and operated restaurants on non-traditional sites such as universities, office buildings, ghost kitchens, military bases, airports and casinos could fail.

The company currently has locations open and in development on military bases through the Army and Air Force Exchange Service, or AAFES, as well as the Marines. In addition, as of August 2019, the company has multiple requests for proposals, or RFPs, outstanding for other non-traditional locations beyond military locations. In the event these locations do not become available in the future or the company is not awarded specific sites, the total restaurant count of company-owned and operated locations could be materially affected. In addition, non-traditional sites tend to have a lower capital investment to build out and more favorable lease terms. In the event we cannot obtain non-traditional sites, the total outlay of capital expenditures could increase significantly over time for new locations outside of non-traditional installations.

A military conflict or large troop deployment could affect our revenue at company and franchise military locations in the future.

Our current company-operated non-traditional location strategy focuses on building restaurants on non-traditional locations such as universities, office buildings, military bases, airports and casinos. Our military bases are built in support of “Operation Live Well” and the desire of the United States military to offer healthier eating options on its bases. In the event of a large troop deployment or military conflict, the total number of troops present on any given base could be materially reduced and therefore our total revenues in these locations would likely be reduced accordingly.

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

A number of our systems and processes are not fully integrated and, as a result, require us to manually estimate and consolidate certain information that we use to manage our business. To the extent that we are not able to obtain transparency into our operations from our systems, it could impair the ability of our management to react quickly to changes in the business or economic environment.

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

We have outsourced certain administrative functions for our business to third-party service providers. We also outsource certain information technology support services and benefit plan administration. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively or are negatively impacted by the COVID-19 pandemic, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered Muscle Maker Grill®, Healthy Joe’s and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office. The Muscle Maker Grill® trademark is also registered in some form in one foreign country. Our current brand campaign, “Great Food with Your Health in Mind” has also been approved for registration with the United States Patent and Trademark Office. In addition, the Muscle Maker Grill logo, website name and address (www.musclemakergrill.com) and Facebook, Instagram, Twitter and other social media accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the United States Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

The PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to, as of December 1, 2015, require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to, as of December 1, 2015, provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the United States Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

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

Our headquarters, company-operated and franchised restaurant locations, third-party sole distributor and its facilities, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, especially such events which occur in New Jersey and New York, as a result of the concentration of our restaurants, may disrupt our and our franchisees’ business and may adversely affect our and our franchisees’ ability to obtain food and supplies and sell menu items. Our business may be harmed if our or our franchisees’ ability to obtain food and supplies and sell menu items is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our and our franchisees’ revenues, properties or operations. Such events could result in physical damage to one or more of our or our franchisees’ properties, the temporary closure of some or all of our company-operated restaurants, franchised restaurants and third-party distributor, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods and supplies to our company-operated and franchised restaurants and third-party distributor, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, all of which would increase the cost of doing business. These events also could have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could adversely affect our operations. Some of our restaurants are located on military bases. Our strategy as of July 2019 is to continue to build corporately owned and operated non-traditional restaurants, including on military bases, which in the event of a significant troop deployment, our total revenue and operating profits could be materially adversely affected.

Upon the expansion of our operations internationally, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We anticipate developing franchised locations located outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our franchisees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows. We currently have two franchise locations in Kuwait.

Members of our board of directors and our executive officers will have other business interests and obligations to other entities.

Neither our directors nor our executive officers will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company, provided that such activities do not compete with the business of the Company or otherwise breach their agreements with the Company. We are dependent on our directors and executive officers to successfully operate our Company. Their other business interests and activities could divert time and attention from operating our business

Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19 virus) pandemic may disrupt our business, which could materially affect our operations and results of operations.

Pandemics or disease outbreaks such as the current novel coronavirus (COVID-19 virus) pandemic, have and may continue to impact customer traffic at our restaurants, may make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial temporary closures of our affected restaurants, sometimes for prolonged periods of time. We have temporarily shifted to a “take-out, curbside pickup or delivery” only operating model across all our company and franchise restaurants, temporarily suspending sit-down dining. We and our franchisees have also implemented temporary closures, modified hours of operation or reduced on-site staff, resulting in cancelled shifts for some of our employees. COVID-19 may also materially adversely affect the timing to implement our growth plans as certain states and cities temporarily restrict business operations and implement social distancing programs. These changes and any additional changes may materially adversely affect our business or results of operations particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of our business partners were or are suspected of having COVID-19 or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), our operations and financial condition may be negatively impacted. We could also be adversely affected if government authorities impose additional restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products.

Risks Related to Ownership of Our Common Stock and Lack of Liquidity

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we must furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. As of December 31, 2019, we had material weakness in our internal controls. We need to improve the design, implementation, and testing of the internal controls over financial reporting required to comply with these obligations. If we continue to identify material weaknesses in our internal control over financial reporting or are unable to remedy our existing material weaknesses, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the Common Stock could be negatively affected. We also could become subject to investigations by the stock exchange on an exchange, Securities and Exchange Commission, or the Commission, or other regulatory authorities, which could require additional financial and management resources. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2019:

●	We do not have written documentation of our internal control policies and procedures.

●	We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

●	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting.

●	We have significant deficiencies in the design and implementation of IT controls, specifically in the following areas: data center and network operations, access security and change management.

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

As a smaller reporting company and will be exempt from certain disclosure requirements, which could make our Common Stock less attractive to the potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act, or the Exchange Act of 1934, as amended, which we refer to as the Exchange Act, for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

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

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of the NASDAQ Capital Market has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

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

Our stock price may be volatile.

The market price of our Common Stock has been highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following:

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

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future, which could reduce the attractiveness of our stock to some investors.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. In addition, we may incur debt financing to further finance our operations, the governing documents of which may contain restrictions on our ability to pay dividends.

Provisions in our articles of incorporation and bylaws and Nevada law may discourage, delay or prevent a change of control of our company and, therefore, may depress the trading price of our stock.

Our articles of incorporation and bylaws contain certain provisions that may discourage, delay or prevent a change of control that our stockholders may consider favorable. These provisions:

●	prohibit stockholder action to elect or remove directors by majority written consent;
●	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
●	prohibit our stockholders from calling a special meeting of stockholders; and
●	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of May 2019, we are using an office in Burleson, Texas, as our executive office. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

Currently Operating System-Wide Restaurants

As of May 29, 2020, company-operated, franchised and total system-wide restaurants by jurisdiction are:

State	Company-Owned Restaurants	Franchised Restaurants	Total Restaurants
California	1	1	2
Florida	-	3	3
Georgia	2	-	2
Illinois	-	2	2
Massachusetts	-	1	1
Maryland	1	-	1
Nevada	-	1	1
New Jersey	1	7	8
New York	3	2	5
North Carolina	-	2	2
Oklahoma	1	-	1
Pennsylvania	-	2	2
Texas	1	3	4
Virginia	-	1	1
Washington	-	1	1
Kuwait	-	2	2
TOTAL	10	28	38

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are not currently involved in any material disputes and do not have any material litigation matters pending except:

In 2017, Limestone Associates LLC (“Limestone”) filed a complaint against ARH in the Civil Court of the City of New York, County of New York, #78549/2017 for commercial non-payment of rent for the amount of $25,748 plus cost and disbursements of this proceeding. In May 2018, Limestone filed a complaint against ARH and Robert E. Morgan (the former CEO of the Company) in the Supreme Court of the State of New York, County of New York, index # 154469 seeking $1,357,243 in damages for rent, interest and other expenses. In May 2018, Muscle Maker, ARH and Robert E. Morgan (the former CEO of the Company) were listed as defendants to a lawsuit filed by Crownhall Realty, LLC (“Crownhall”) in the Supreme Court of the State of New York county of New York, #154467. Crownhall is seeking $1,034,087 in damages for rent, interest and other expenses. The original lease was for a 10-year period of time and commenced on January 1, 2016. On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of December 31, 2019, the Company has accrued $52,500 for the remaining liability in accounts payable and accrued expenses.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of December 31, 2019, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $18,045 is included in accounts payable and accrued expenses on the consolidated balance sheet.

In April 2018, the Company and Former Parent was listed as a defendant in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement. As of December 31, 2019, the Company has met all their obligations and the full amount has been paid.

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the State of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord. As of December 31, 2019, the Company has met all their obligations and the full amount has been paid.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of December 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a week commencing on January 25, 2019 ending May 24, 2019, (c) a onetime payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a tranche of the 15% Senior Secured Convertible Notes and (d) a onetime payment of $21,390 on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second tranche of the 15% Senior Secured Convertible Notes. As of December 31, 2019, the full amount of $ 81,140 has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of December 31, 2019, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months starting on May 31, 2019. As of December 31, 2019, the full amount of $45,894 has been repaid.

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2018 and 2019. The Company had accrued a liability for approximately $329,089 as of December 31, 2019 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Transactions in our common stock are currently reported under the symbol “GRIL” on the NASDAQ market as of May 29, 2020.

Transfer Agent

Our transfer agent is Computershare, Inc, 462 South 4th Street, Suite 1600, Louisville, KY 40202, and its telephone number is 1-877-373-6374.

Holders

As of May 29, 2020, there were 652 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2019, and 2018, we had warrants to purchase an aggregate of 2,450,287 and 312,078 shares of common stock, respectively, outstanding with a weighted average exercise price of $5.51 and $23.66 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information, as of May 29, 2020 with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options under the Plan (a)	Weighted-Average Exercise Price of Outstanding Options under the Plan (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$-	214,286
Equity compensation plans not approved by security holders	0	$-	-

TOTAL	0	$-	214,286

Unregistered Sales of Equity Securities and Use of Proceeds

15% Senior Secured Convertible Promissory Notes – September 2018

From September 12, 2018 through December 31, 2018, the Company entered into Securities Purchase Agreements with several accredited investors (the “September 2018 Investors”) providing for the sale by the Company to the Investors of 15% Senior Secured Convertible Promissory Notes in the aggregate amount of $2,165,000 (the “15% Notes”), which included $635,000 in debt converted into Notes (the “September 2018 Offering”). Further, from January 1, 2019 through May 23, 2019, the Company received an additional $2,973,000, of which $100,000 was to related parties, in funding from the September 2018 Investors. In total the Company received an aggregate amount of $5,138,000 from the September 2018 Investors. In addition to the 15% Notes, the September 2018 Investors also received warrants to purchase common stock of the Company (the “Senior Warrants”) to acquire an aggregate of 366,997 shares of common stock of the Company. The Senior Warrants are exercisable for five years at an exercise price of $8.40. The September 2018 Investors may exercise the Senior Warrants on a cashless basis and the number of shares of common stock issuable upon exercise of the Senior Warrants may be adjusted in the event the September 2018 Investors are required to sign a lock up agreement in connection with a public offering.

On December 5, 2019, an aggregate of $4,688,000 15% Notes, were amended and converted, into 2,309,500 shares of our common. In addition, pursuant to the Conversion Agreement the related warrants were finalized providing for warrants to acquire 1,154,750 shares of common stock. In addition, the noteholders also agreed to enter into a Lock-Up Agreement providing that the shares of common stock will be locked up for a period of one year. The Company has provided the noteholders with piggyback registration rights. Further, in the event the Company did not close on its underwritten public offering (the “Offering”) within ninety (90) days of the Conversion Agreements, the issuance of the conversion shares shall be null and void and the Conversion Agreements and the related addendum shall be of no further force or effect and the parties hereto agree to undertake any necessary actions to ensure that the conversion shares are returned to the Company for cancellation and the convertible notes are delivered to the Holder upon the Company’s receipt of the certificates representing the conversion shares.The Company closed on the Offering in February 2020.

The holders of the remaining $450,000 in 15% Notes have agreed to refrain from converting the 15% Notes in exchange for the Company’s agreement to pay such debt no later than February 15, 2020. In the event the Company does not payoff the remaining 15% Notes, such notes are convertible at a per share price of 25.0% of the per share offering price paid by investors in the public offering in conjunction with an uplisting to a national exchange. However, in the event the holder is required to sign a Lock-Up Agreement as part of the public offering in conjunction with an uplisting to a national exchange, then the conversion price shall be 17.5% of the per share offering price paid by investors in the public offering in conjunction with an uplisting to a national exchange. We are registering 214,285 shares of common stock underlying the warrants held by the holders of the 15% Notes that did not convert.

12% Secured Convertible Promissory Notes – April 2019

On April 16, 2019 through September 20, 2019, the Company and its newly formed wholly owned subsidiary, Muscle Maker USA, Inc., a Texas corporation (“Muscle USA”), entered into Securities Purchase Agreements with several accredited investors (the “April 2019 Investors”) providing for the sale by the Company to the April 2019 Investors of 12% Secured Convertible Promissory Notes in the aggregate amount of $3,500,000 (the “12% Notes”). In addition to the 12% Notes, the April 2019 Investors also received Warrants to Purchase an aggregate of 125,000 share of common stock of the Company (the “April 2019 Warrants”) which equals 50% of the shares of common stock issuable upon conversion of the 12% Notes. The April 2019 Warrants were exercisable for five years at an exercise price equal to 115% of the April 2019 Conversion Price (as defined below).

On December 5, 2019, an aggregate of $3,425,000 12% Notes, were amended and converted, into 1,353,333 shares of our common. In addition, pursuant to the Conversion Agreement the related warrants were finalized providing for warrants to acquire 676,667 shares of common stock The holders of the remaining $75,000 in 12% Notes have agreed to refrain from converting the 12% Notes in exchange for the Company’s agreement to pay such debt no later than February 15, 2020. In the event the Company does not payoff the remaining 12% Notes, such notes are convertible at a per share price of $2.50 per share (the “April 2019 Conversion Price”); provided, however, in the event the per share price of the Offering multiplied by fifty percent (50%) at the time of the Company listing on a national exchange (the “Discounted Public Offering Price”) is less than $5.00 then the April 2019 Conversion Price shall be reset to equal the lesser of (i) Discounted Public Offering Price or (ii) a price per share equal to a $20 million valuation.

Six Month Convertible Promissory Notes

During the period from March 17, 2017 to August 15, 2017, the Company issued an aggregate of $1,400,000 10% Convertible Promissory Note, as amended and extended on or about January 23, 2019, with a stated interest rate of 10% over the original 60-day term to be upon the earlier of (a) January 24, 2020 or (b) the first day the Company’s stock is publicly traded. Except for $25,000 in principal held by one holder of the 10% Convertible Promissory Notes, all interest due and payable on the 10% Convertible Notes converted into 392,850 shares of common stock. In addition, pursuant to the Conversion Agreement the related warrants were finalized providing for warrants to acquire 200,000 shares of common stock. We are registering 12,500 shares of common stock underlying the warrants held by the 10% Convertible Promissory Note that did not convert.

Issuance of Stock

During April 2019, the Company repaid convertible notes payable in the aggregate principal amount of $150,000, of which $100,000 belong to related parties. In addition, the company issued 15,952 of the company’s common stock as payment for the interest incurred on the convertible notes payable repaid in the aggregate amount of $111,666.

During July 2019, the Company entered into a Consulting Agreement, effective as of July 1, 2019, with an advisory group to provide strategic business services in connection with a future offering. The term of the agreement is for one year. Pursuant to the terms of the agreement, the Company issued 41,426 restricted shares of common stock and agreed to pay a cash fee of $75,000 upon signing the agreement.

On August 5, 2019 the Company authorized the issuances of an aggregate of 17,005 shares of common stock, valued at a $7.00 per share, to the members of the board of directors.

On October 19, 2019 the Company authorized the issuances of an aggregate of 3,748 share of common stock to the members of the board of directors. As of December 31, 2019 the Company accrued a total of $59,864 related to board compensation.

On December 5, 2019, an aggregate of $4,343,000 SPA Notes, were amended and converted, into 2,171,500 shares of our common with an amended conversion price of $2.00. In addition, per the amendments the Company modified the Original Warrants issued of 303,071 with an exercise price of $8.40 to warrants to acquire an aggregate of 1,085,750 shares of common stock of the Company with an exercise price of $2.40.

On December 5, 2019, a $345,000 SPA Notes, was amended and converted, into 138,000 shares of our common stock with an amended conversion price of $2.50. In addition, per the amendments the Company modified the Original Warrants issued of 24,643 with an exercise price of $8.40 to warrants to acquire an aggregate of 69,000 shares of common stock of the Company with an exercise price of $3.00.

On December 5, 2019, an aggregate of $3,175,000 April 2019 Notes, were amended and converted, into 1,270,000 shares of our common stock with an amended conversion price of $2.50. In addition, per the amendments the Company modified the original warrants issued of 113,393 with an exercise price of $16.10 to warrants to acquire an aggregate of 635,000 shares of common stock of the Company with an exercise price of $2.88.

On December 5, 2019, a $250,000 April 2019 Notes, was amended and converted, into 83,333 shares of our common stock with an amended conversion price of $3.00. In addition, per the amendment the Company modified the original warrants issued of 8,929 with an exercise price of $16.10 to warrants to acquire an aggregate of 41,667 shares of common stock of the Company with an exercise price of $3.45.

On December 5, 2019, an aggregate of $1,375,000 of our original other coverable notes, were amended and converted, into 392,850 shares of our common stock with an amended conversion price of $3.50. In addition, per the amendments the Company modified the original warrants issued of 10,713 with an exercise price of $65.31 to warrants to acquire an aggregate of 200,000 shares of common stock of the Company with an exercise price of $3.50.

As of December 31, 2019, the Company issued 500 shares to the consultant pursuant to the agreement.

As of December 31, 2019, the company issued an aggregate of 55,714 shares of common stock pursuant to a consulting agreement and paid $280,000 in cash pursuant to the terms of the agreement.

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

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc.(“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill and Healthy Joe’s restaurants. As of December 31, 2019, our restaurant system included ten company-owned restaurants and twenty-eight franchised restaurants.

Muscle Maker Grill is a fast-casual restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order lean, protein-based meals featuring chicken, seafood, pasta, hamburgers, wraps and flat breads. In addition, we feature freshly prepared entrée salads and an appealing selection of sides, protein shakes and fruit smoothies. We operate in the approximately $47 billion fast casual restaurant segment, which we believe has created significant recent disruption in the restaurant industry and is rapidly gaining market share from adjacent restaurant segments, resulting in significant growth opportunities for healthy-inspired restaurant concepts such as Muscle Maker Grill.

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

As of December 31, 2019, we had an accumulated deficit of $53,094,602 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Food and Beverage Costs

Food and beverage costs include the direct costs associated with food, beverage and packaging of our menu items at company-operated restaurants partially offset by vendor rebates from company-owned stores. The components of food, beverages and supplies are variable in nature, change with sales volume, are affected by menu mix and are subject to fluctuations in commodity costs. The current management team has begun implementing multiple operational changes to lower food and paper costs.

Labor

Restaurant labor costs, including preopening labor, consists of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to increase due to inflation and as our company restaurant revenues grow. Factors that influence labor costs include minimum wage and employer payroll tax legislation, mandated health care costs and operational productivity established by the management team. The current management team has begun implementing operational changes to lower restaurant level labor costs overall.

Rent

Restaurant rent, including preopening rental charges, consist of company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. Our rent strategy mostly consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides downside protection for lower volume locations. While we cannot guarantee a favorable variable rent expense in all future leases, we have forecasted average rental costs as a percentage of total sales at 8%.

Other restaurant operating expenses

Other restaurant operating expenses, including preopening operating expenses, consist of company-operated restaurant-level ancillary expenses not inclusive of food and beverage, labor and rent expense. These expenses are generally marketing, advertising, merchant and bank fees, utilities, leasehold and equipment repairs, insurance and maintenance. A portion of these costs are associated with third party delivery services such as Uber Eats, Grub Hub, DoorDash, Seamless, and others. The fees associated with these third-party delivery services can range up to 25% of the total order being delivered. Management believes delivery is a critical component of our business model and industry trends will continue to push consumers towards delivery. Our cost structure will need to be adjusted to reflect a different pricing model, portion sizes, menu offerings, and other considerations to potentially offset these rising costs of delivery.

Depreciation and Amortization

Depreciation and amortization primarily consist of the depreciation of property and equipment and amortization of intangible assets.

Other Expenses Incurred for Closed Locations

Other expenses incurred for closed locations consists primarily of restaurant operating expenses incurred subsequent to store closures, relating to ongoing obligations to vendors under signed agreements.

General and Administrative Expenses

General and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including wages, benefits, travel expense, stock-based compensation expense, legal and professional fees, training, and other corporate costs. We expect to incur incremental general and administrative expenses as a result of the 2020 IPO and as a public company. A certain portion of these expenses are related to the preparation of an initial stock offering and should be considered one-time expenses.

Other (Expense) Income

Other (expenses) income consists of amortization of debt discounts on the convertible notes, interest expense related to convertible notes payable, inducement expense and warrant modification expense related to the conversion of convertible notes payable which was incurred by the Company in order to induce various note holders to convert approximately $9.5 million dollars of debt on our books into our common stock.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Consolidated Results of Operations

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively:

	For the Years Ended
	December 31,
	2019	2018
Revenues:
Company restaurant sales, net of discounts	$3,466,553	$3,869,758
Franchise royalties and fees	1,352,944	1,908,278
Franchise advertising fund contributions	139,508	-
Other revenues	-	244,633
Total Revenues	4,959,005	6,022,669

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,275,894	1,432,653
Labor	1,587,889	1,646,264
Rent	449,384	681,176
Other restaurant operating expenses	634,532	853,197
Total restaurant operating expenses	3,947,699	4,613,290
Costs of other revenues	-	114,388
Depreciation and amortization	280,955	200,885
Other expenses incurred for closed locations	-	321,821
Franchise advertising fund expenses	139,508	-
General and administrative expenses	4,244,848	4,358,131
Total Costs and Expenses	8,636,600	9,608,515
Loss from Operations	(3,654,005)	(3,585,846)

Other (Expense) Income:
Other income	839	96,221
Interest expense, net	(1,576,547)	(983,499)
Loss on sale of CTI	-	(456,169)
Inducement expense	(15,102,206)	-
Warrant modification expense	(5,405,770)	-
Amortization of debt discount	(2,647,355)	(2,275,247)
Total Other Expense, net	(24,731,039)	(3,618,694)

Net Loss Before Income Tax	(28,385,044)	(7,204,540)
Income tax provision	-	-
Net Loss	(28,385,044)	(7,204,540)
Net loss attributable to the non-controlling interest	-	(2,071)
Net Loss Attributable to Controlling Interest	$(28,385,044)	$(7,202,469)

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Revenues

Our revenues totaled $4,959,005 for the year ended December 31, 2019 compared to $6,022,669 for the year ended December 31, 2018. The 17.66% decrease was primarily attributable a decrease in franchise royalties and fees due to fewer franchisee stores and lower sales and a decrease in company restaurant sales in the current period due to a combination of fewer stores in the early part of the year and lower sales.

We generated company restaurant sales, net of discounts, of $3,466,553 for the year ended December 31, 2019 compared to $3,869,758, for the year ended December 31, 2018. This represented a decrease of $403,205, or 10.4%, which resulted primarily from the eight cost-cutting store closures throughout 2018 partially offset by opening of 2 new stores and the acquisition of 2 existing franchised stores during 2019.

Franchise royalties and fees for the year ended December 31, 2019 and December 31, 2018 totaled $1,352,944 compared to $1,908,278, respectively. The $555,334 decrease is primarily attributable to a decrease in initial franchise fees of $314,394 as we opened fewer franchise locations due to pausing the franchise program until Q4 2019 and a decrease in royalty income of $206,012 due to fewer franchisee locations and lower sales volumes.

Other revenues decreased to $0 for the year ended December 31, 2019 from $244,633 for the year ended December 31, 2018, representing a decrease of $244,633 or 100%. The decrease is attributed to the sale of CTI in May 2018.

Operating Costs and Expenses

Operating costs and expenses consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, cost of other revenues, depreciation and amortization expenses, impairment losses and general and administrative expenses.

Restaurant food and beverage costs for the year ended December 31, 2019 and December 31, 2018 totaled $1,275,894 or 36.81% as a percentage of company restaurant net sales, and $1,432,653 or 37.02%, as a percentage of company restaurant net sales, respectively. The $156,759 decrease resulted primarily from the eight store closures throughout 2018, partially offset by opening and acquisition of new corporate stores in 2019. The percentage decrease is attributable to menu mix, retail price increases and operational changes offset by rising food costs and lower rebate amounts. The management team implemented multiple operational changes, new suppliers and menu items to offset these rising food costs. The management team will continue to implement operational changes to further reduce or maintain food costs.

Restaurant labor for the year ended December 31, 2019 and December 31, 2018 totaled $1,587,889, or 45.81%, as a percentage of company restaurant net sales, and $1,646,264, or 42.54%, as a percentage of company restaurant net sales, respectively. The $58,375 decrease results primarily from eight store closures throughout 2018, partially offset by opening of 2 new stores and the acquisition of 2 existing franchised stores during 2019. The management team is consistently monitoring restaurant labor cost and implement new operational measures, when possible, to lower these costs as a percentage of corporate restaurant net sales in 2019.

Restaurant rent expense for the year ended December 31, 2019 and December 31, 2018 totaled $449,384, or 12.96% as a percentage of restaurant sales, and $681,176, or 17.6%, as a percentage of restaurant sales, respectively. The $231,792 decrease is primarily from the settlement on leases for the eight store closures throughout 2018. The decrease as a percentage of sales is primarily attributable to the impact of the eight store closures partially offset by opening of new corporate stores with lower rent. Our current strategy focuses on new company-owned, non-traditional locations such as military bases with variable rent structures no greater than 10% of corporate restaurant revenue net sales, which would represent a significantly lower number than what was reported in 2018 and 2017.

Other restaurant operating expenses for the year ended December 31, 2019 and December 31, 2018 totaled $634,532, or 18.30% as a percentage of restaurant sales, and $853,197, or 22.05% as a percentage of restaurant sales, respectively. The $218,665 total decrease is primarily attributed to eight store closures throughout 2018 offset by the opening of new corporate store locations during 2019. The management team continues to address all costs associated with operating corporate restaurants and has reduced these costs as a percentage of sales. We will continue to evaluate all expenses and implement changes.

Cost of other revenues for the years ended December 31, 2019 and December 31, 2018 totaled $0 and $114,388, respectively, 0.0% or 46.8%, as a percentage of other revenue. Which resulted from the sale of CTI during May 2018.

Other Expenses incurred for closed locations for the year ended December 31, 2018 totaled $321,821. This consisted predominantly of rent expense of approximately $258,000 incurred for closed locations while the remaining expense of approximately $64,000 consisted of expenses that would typically be consider as other restaurant operating expenses if the locations where not closed but we were still obligated to pay.

Depreciation and amortization expense for the year ended December 31, 2019 and December 31, 2018 totaled $280,955 and $200,885, respectively. The $80,070 increase is primarily attributable to depreciation expense of property and equipment due to the addition of additional fixed assets throughout the year as compared to prior year.

General and administrative expenses for the year ended December 31, 2019 and December 31, 2018 totaled $4,244,848, or 85.60% of total revenue, and $4,358,131, or 72.36% of total revenue, respectively. The $113,283 decrease is primarily attributable to reduced expenses incurred in connection with the sale of CTI of approximately $138,000, approximately $283,000 in stock-based compensation incurred in connection with employees and consultants, approximately $85,000 in rent expense as the company settled with the landlord in their previous corporate office and a decrease of approximately $133,000 paid in salary in wages in the current period as compared to the prior year. The decreases are partially offset by increases in third party accounting and legal fees of approximately $364,000 as we used more temporary accounting services, legal service and audit related fees to facilitate the SEC registrations statements in preparation for our public offering and approximately $35,000 in health insurance expenses to the Company. Additionally, there was an increase of approximately $263,000 in consulting expenses incurred due to various agreements with consultants related to our business development and public offering.

Loss from Operations

Our loss from operations for the year ended December 31, 2019 and December 31, 2018 totaled $3,654,005, or 73.68% of total revenues and $3,585,846, or 59.54% of total revenue, respectively. This resulted in an increase of $68,159 in loss from operations which is primarily attributable to a decrease in total cost of expenses of approximately $995,505 offset by a decrease in total revenues of approximately $1,064,000.

Other (Expense) Income

Other expense for the year ended December 31, 2019 and December 31, 2018 totaled $24,731,039 and $3,618,694, respectively. The $21,112,345 increase in expense was primarily attributable to an increase in inducement expense related to the convertible notes payables of approximately $15,102,000 that was incurred by the Company in order to induce various note holders to convert approximately $9.5 million dollars of debt on our books into our common stock. In addition, the company incurred warrant modification expense of approximately $ 5,406,000 as part of the amendments to induce the note holders to convert their notes into our common stock. The remainder of the increase is attributed to an increase in interest expenses and amortization of debt discount incurred in connection with the convertible notes payable.

Net Loss

Our net loss for the year ended December 31, 2019 increased by $21,180,504 to $28,385,044 as compared to $7,204,540 for the year ended December 31, 2018, resulting primarily from a significant increase in other (expense) income as discussed above. Our net loss attributable to the controlling interest was $28,385,044 and $7,202,469 for the year ended December 31, 2019 and December 31, 2018, respectively.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31, 2019	December 31, 2018
Cash	$478,854	$357,842
Working Capital Deficiency	$3,707,541	$3,918,443
Convertible notes payable, including related parties and Former Parent, net of debt discount of $38,918 and $1,582,378, respectively	$693,540	$2,307,853
Other notes payable, including related parties	$682,807	$560,000

Availability of Additional Funds and Going Concern

Based upon our working capital deficiency and accumulated deficit of $3,707,541 and $53,094,602, respectively, as of December 31, 2019, plus our use of $4,504,226 of cash in operating activities during the year ended December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

On February 12, 2020, we priced our initial public offering of 1,540,000 shares of common stock at a price of $5.00 per shares and started trading on the Nasdaq Capital Market on February 13, 2020 under the ticker symbol “GRIL”. We closed on the offering on February 18, 2020, yielding net proceeds of $6,780,000. We believe our existing capital resources will be sufficient to support our current and projected funding requirements through the fourth quarter of 2020 at which time additional funding will be required.

As of December 31, 2019, our gross outstanding debt of $1,415,265, together with interest at rates ranging between 10% - 15% per annum, was due on various dates through October 10, 2024. As of December 31, 2019, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	182,458
3/31/2020	487,496
6/30/2020	303,747
9/30/2020	113,004
12/31/2020	13,265
03/31/2021	88,533
Thereafter	226,762
$1,415,265

Our principal source of liquidity to date has been provided by loans and convertible loans from related and unrelated third parties (ii) the sale of common stock through private placements and the (iii) and the recent closed public offering.

The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas, placed on complete restriction from non-essential movements outside of their homes. As a result, disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital.

On May 9, 2020, the Company entered into Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration.  The term of the PPP Loan is two years with a maturity date of May 9, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 9, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan, when received, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

We expect to have ongoing needs for working capital in order to fund operations and expand operations by opening additional corporate-owned restaurants. To that end, we intend to raise additional capital in 2020 and 2021 to raise additional funds through equity or debt financing. The amount required will be dependent on current operations, future investment and the execution of our business plan. We estimate our cash needs for 2020 is approximately $7.2 million which will allow us to open 14 company owned and operated locations in 2020 and execute on our franchise sales program. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to initiate cost reductions, forego business development opportunities, seek extensions of time to fund our liabilities, or seek protection from creditors.

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

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of shares sold in this offering and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

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

Sources and Uses of Cash for the Years Ended December 31, 2019 and December 31, 2018

For the year ended December 31, 2019 and 2018, we used cash of $4,504,226 and $2,726,737, respectively, in operations. Our cash used for the year ended December 31, 2019 was primarily attributable to our net loss of $28,385,044, adjusted for net non-cash income in the aggregate amount of $24,474,439, partially offset by $349,674 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2018 was primarily attributable to our net loss of $7,204,540, adjusted for net non-cash income in the aggregate amount of $4,542,867, partially offset by $65,064 of net cash provided by changes in the levels of operating assets and liabilities.

During the year ended December 31, 2019, cash used in investing activities was $1,520,569, of which $1,161,625 was used to purchase property and equipment, $60,186 which was used for the issuances of loans receivables, $335,116 used in connection with the acquisition of two new company stores from former franchisees and $36,358 was collected from loans to franchisees and related parties net of loan issuances. During the year ended December 31, 2018, cash used in investing activities was $188,221, of which $252,645 was used to purchase property and equipment, and $64,424 was used to issue loans to franchisees and related parties net of repayments.

Net cash provided by financing activities for the year ended December 31, 2019 was $6,145,807 of which $100,000 proceeds were from convertible notes from other related parties, $6,373,000 proceeds from convertible notes to various parties, $300,000 proceeds from other notes payable, offset by $718,193 repayments of convertible notes payable and other note payable. Net cash provided by financing activities for the year ended December 31, 2018 was $3,194,117 of which $650,000 proceeds from convertible notes from other related parties, $2,051,000 proceeds from convertible notes to various parties, $460,000 proceeds from other notes payable, $85,576 net proceeds from initial public offering and $180,000 proceeds from the sale of restricted common stock, offset by $100,000 repayments of convertible notes payable and other note payable and $132,459 net repayments of advances to Former Parent.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include:

●	the fair value of assets acquired and liabilities assumed in a business combination;
●	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
●	the estimated useful lives of intangible and depreciable assets;
●	estimates and assumptions used to value warrants issued in connection with notes payable;
●	the recognition of revenue; and
●	the recognition, measurement and valuation of current and deferred income taxes

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

Other intangible assets include franchise agreements which are amortized on a straight-line basis over their estimated useful lives of 13 years.

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

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements, as well as unearned vendor rebates

Revenue Recognition

During the first quarter 2019, we adopted Topic 606 “Revenue from Contracts with Customers” for revenue recognition related to contracts with customers and applied the guidance modified retrospectively. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $3,466,553 and $3,869,758 during the years ended December 31, 2019 and 2018, respectively.

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognize revenues form gift cards as restaurant revenues once the Company performs obligation to provide food and beverage to the customer simultaneously with the redemption of the gift card.

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $688,308 and $894,320 during the years ended December 31, 2019 and 2018, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. . Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $390,606 and $705,000 during the years ended December 31, 2019 and 2018, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $274,030 and $308,958 during the years ended December 31, 2019 and 2018, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI which was sold in May 2018, the Company derived revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. The Company recognized revenue when persuasive evidence of an arrangement existed, delivery of the product or service has occurred, the fee was fixed or determinable and collectability was reasonably assured. The Company recorded $0 and $244,633, respectively, of revenues from these technology sales and services during the years ended December 31, 2019 and 2018, respectively.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by us, which are being amortized over the life of our franchise agreements, as well as unearned vendor.

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $139,508 and $0, respectively, during the years ended December 31, 2019 and 2018, which is included in franchise advertising fund contributions on the accompanying consolidated statements of operations.

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

See Note 3 to our consolidated financial statements for the year ended December 31, 2019.

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

Notwithstanding this material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018 and the consolidated results of operations and cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as of December 31, 2019. The framework used by management in making the assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2019, the Company’s internal control over financial reporting was not effective for the purpose for which it is intended and determine there to be a material weakness.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2019:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 29, 2020, our current directors and executive officers and their ages are:

Name	Age	Principal Positions Held With Us
Kevin Mohan	46	Chief Investment Officer and Chairman of the Board
Michael J. Roper	55	Chief Executive Officer, Secretary
Kenneth Miller	50	Chief Operating Officer
Ferdinand Groenewald	35	Chief Financial Officer
Aimee Infantee	33	Chief Marketing Officer
Stephen A. Spanos*	56	Director
Noel DeWinter±	80	Director
A.B. Southall III	58	Director
Paul L. Menchik	72	Director
John Marques	59	Director
Peter S. Petrosian	67	Director
Omprakash Vajinapalli	48	Director
Jeff Carl	64	Director

*Appointed to the Board of Directors on February 6, 2020

±Passed away on February 4, 2020

Executive Officers

Kevin Mohan. Mr. Mohan has served as Chairman of the Board and a director of Muscle Maker, Inc. since April, 2018. From April, 2018 through May, 2018, he also served as our Interim President. He has also served as the Chief Investment Officer since May, 2018. From June 2012 through January, 2018, Mr. Mohan served as the VP of Capital Markets for American Restaurant Holdings, Inc., a company focused on acquiring and expanding fast casual restaurant brands.

Based on his experience we have deemed Mr. Mohan fit to serve on the Board and as Chairman of the Board.

Michael J. Roper. Mr. Roper has served as Chief Executive Officer, of Muscle Maker, Inc. since May 1, 2018. Mr. Roper has unique experience ranging from owning and operating several franchise locations through the corporate executive levels. From May 2015 through October 2017, Mr. Roper served as Chief Executive Officer of Taco Bueno where he was responsible for defining strategy and providing leadership to 162 company-owned and operated locations along with 23 franchised locations. From March 2014 through May 2015, Mr. Roper served as the Chief Operating Officer of Taco Bueno and from July 2013 through March 2014 as the Chief Development and Technology Officer of Taco Bueno. Prior to joining Taco Bueno, Mr. Roper was a franchise owner and operator of a IMS Barter franchise and held several roles with Quiznos Sub from 2000 to 2012 starting as a franchise owner and culminating in his appointment as the Chief Operating Officer/Executive Vice President of Operations in 2009. Mr. Roper received a Bachelor of Science in Business and General Management from Northern Illinois University.

Based on his education and extensive experience in the restaurant/franchise industry, we have deemed Mr. Roper fit to serve as our principal executive officer.

Kenneth Miller. Mr. Miller has served as Chief Operating Officer of Muscle Maker, Inc. since September 2018. Mr. Miller has served in the restaurant business for an extensive portion of his career. Prior to joining us as Chief Operating Officer in September, 2018, Mr. Miller served as the Senior Vice President of Operations for Dickey’s BBQ Restaurant from April 2018 through September 2018 and in various capacities with Taco Bueno Restaurants, LP from October 2013 through April 2018 culminating in the position of Senior Vice President of Operations. Mr. Miller received a Bachelor of Arts in Business/Exercise Science from Tabor College in 1991.

Based on his education and extensive experience in the restaurant/franchise industry, we have deemed Mr. Miller fit to serve as our Chief Operating Officer.

Ferdinand Groenewald. Mr. Groenewald has served as the Chief Financial Officer of Muscle Maker, Inc. since September 2018. Mr. Groenewald had previously served as our Vice President of Finance, Principal Financial Officer and Principal Accounting Officer, Muscle Maker Development, LLC and Muscle Maker Corp., LLC from January 25, 2018 through May 29, 2018. In addition, Mr. Groenewald has served as our controller from October 2017 through May 29, 2018. Mr. Groenewald is a certified public accountant with significant experience in finance and accounting. From July 2018 through August 2018, Mr. Groenewald serves as senior financial reporting accountant of Wrinkle Gardner & Company, a full service tax, accounting and business consulting firm. From February 2017 to October 2017, Mr. Groenewald served as Senior Financial Accounting Consultant at Pharos Advisors, Inc. serving a broad range of industries. From November 2013 to February 2017, he served as a Senior Staff Accountant at Financial Consulting Strategies, LLC where he provided a broad range of accounting, financial reporting, and pre-auditing services to various industries. From August 2015 to December 2015, Mr. Groenewald served as a Financial Reporting Analyst at Valley National Bank. Mr. Groenewald holds a Bachelor of Science in accounting from the University of South Africa.

Based on his education and extensive experience in the financial and accounting industries, we have deemed Mr. Groenewald fit to serve as our Chief Financial Officer.

Aimee Infante. Ms. Infante has served in various roles with us since 2014 starting as Marketing and Communications Manager in October 2014 and then as a Marketing Director from February 2015 through April 2016. Ms. Infante was then promoted to Vice President of Marketing in April 2016 prior to her appointment as Chief Marketing Officer in May 2019. Prior to joining us, Ms. Infante served in various marketing roles including Regional Marketing Manager for Qdoba Mexican Grill from November 2010 through April 2014. Ms. Infante holds a Bachelor of Science in Marketing from Rider University.

Stephen A. Spanos. Mr. Spanos has served as director of Muscle Maker, Inc. since February 2020. Since 2013, Mr. Spanos has provided financial and accounting consulting services for both privately held and public companies. From 2009 to 2013, Mr. Spanos served as the Chief Financial Officer of Orion Seafood International, Inc., a marketer of frozen lobster products, and as the Controller of Reef Point Systems, a provider of security solutions for converged wireless and wireline networks in the United States, from 2005 to 2013. Mr. Spanos served as an audit manager for BDO USA, LLP and as an auditor for Ernst & Young. Mr. Spanos received his MBA and BS in Business Administration, Accounting and Financing in 1995 and 1985, respectively, from Boston University.

Based on his education and extensive experience in financial and accounting matters, we have deemed that Mr. Spanos is fit to serve on the Board.

Noel DeWinter. Mr. DeWinter has served as director of Muscle Maker, Inc. since February 2017 through February 4, 2020. Mr. DeWinter passed away on February 4, 2020 and was replaced on the Board by Stephen Spanos. Mr. DeWinter has over 40 years of both private and public accounting and finance experience within a number of different industries. Mr. DeWinter received his MBA from the University of Pennsylvania. Mr. DeWinter served as the Chief Financial Officer of American Restaurant Holdings, Inc. from April 2013 until June 2018. He was also the Chief Financial Officer of Apollo Medical Holdings from 2008 until 2010. Apollo Medical (AMEH) is a public healthcare company providing inpatient hospitalist services to various Southern California hospitals. Additional experience includes the Chief Financial Officer of Capital Pacific Homes and the same position at Wahlco Environmental Systems. Wahlco was an NYSE-listed public company during his tenure as Chief Financial Officer.

Based on his education and extensive experience in financial and accounting matters, we have deemed Mr. DeWinter fit to serve on the Board.

A.B. Southall III. Mr. Southall has served as director of Muscle Maker, Inc. since February 2017. He has over 35 years of experience managing construction and land developing businesses. From December 1997 until December 2017 he was the President of a custom home building company. From March 2011 to current, Mr. Southall has been the President of Third Generation Builders, Inc. In addition, since 2001, Mr. Southall has been the President of Southall Landings Marina, Inc., a 189 boat slip marina complex. His involvement in the marina business led him to co-found a local Waterway Association. He has diversely invested across multiple sectors including private placements, oil & gas, real estate, restaurant businesses and commodities. Mr. Southall is an advocate of a healthy approach to the food industry and the restaurant business.

Based on his vast business and financial experience with real estate and restaurants, we have deemed Mr. Southall fit to serve on the Board.

Paul L. Menchik. Mr. Menchik has served as director of Muscle Maker, Inc. since February 2017. Since 1986, Mr. Menchik has been Professor of Economics at Michigan State University where he has been Department chairperson and Director of Graduate Programs. He has served as Senior Economist for Economic Policy for the White House Office of Management and Budget (where among other matters he worked on Social Security solvency issues) and served as Visiting Scholar at the Tax Analysis Division of the Congressional Budget Office. Menchik has also been on the faculty of Rutgers University and the University of Wisconsin and has served as visiting faculty at University of Pennsylvania, London School of Economics, University College London, and Victoria University in Wellington New Zealand. Over the years he has advised three state governments and five United States government agencies. He holds a Ph.D. from the Wharton School of Finance and Commerce at the University of Pennsylvania. He has over 40 publications including a book on household and family economics, made over 85 paper presentations at other universities and conferences around the world and has refereed for over 20 academic journals and is currently a member of the editorial board for the Journal of Income Distribution. He is a member of Who’s Who in Economics and Who’s Who in America.

Based on his education and extensive experience in economic and financial matters, we have deemed Mr. Menchik fit to serve on the Board.

John Marques Mr. Marques has served as director of Muscle Maker, Inc. since April 2018. Since June 1992, Mr. Marques is self-employed and has owned and operated various businesses in the trucking and real estate industries. Mr. Marques currently serves as the President of Continental Transportation Corp., a motor freight transportation company.

Based on his experience in various business entities, we have deemed Mr. Marques fit to serve on the Board.

Peter S. Petrosian. Mr. Petrosian has served as director of Muscle Maker, Inc. since May 2018. Mr. Petrosian is a senior level food service executive with diversified leadership experience in casual dining, contract management, quick service and quick casual segments with a background in growth and turnaround situations, demonstrated expertise in operations, mergers and acquisitions, profit improvement, strategic planning and business development. Since 2005 to the present, Mr. Petrosian owned and operated PSP Management Consulting providing interim executive support in areas of organizational development, business, franchise and operational planning and valuation assistance to private equity firms in the restaurant industry. From November 2013 to January 2017, Mr. Petrosian served as the Chief Development Officer of Franchise Sports Concepts, LLC, a franchisor of Beef ‘O’ Brady’s and the Brass Tap. From April, 2007 to November, 2013, Mr. Petrosian was the Chief Operation Officer of Steak-Out Franchising, Inc., a franchisor of a char-broiled steak and full meal delivery concept. Prior to 2007, Mr. Petrosian held various positions with McAlister’s Corporation, AFC Enterprises (Church’s Chicken), Service America Corporation (wholly owned subsidiary of GE Capital) and Marriott Corporation.

Based on his experience with various restaurant concepts and senior executive level positions, we have deemed Mr. Petrosian fit to serve on the Board.

Omprakash Vajinapalli. Mr. Vajinapalli has served as director of Muscle Maker, Inc. since July 2018. Mr. Vajinapalli, since July 2007, has served as the CEO/President of HighRise IT Consultancy LLC. Mr. Vajinapalli received a Bachelor of Engineering from Bangalore University in 1993.

Based on his experience with various technology and IT related industries and education, we deem Mr. Vajinapalli fit to serve on the Board.

Jeff Carl. Mr. Carl has served as director of Muscle Maker, Inc. since September 3, 2019. Since February, 2017, Mr. Carl has served as Executive Director of Nice & Company, an ad agency with a focus on print, TV, digital, experiential and mobile, and as an independent consultant to the restaurant industry. From June, 2013 to January, 2017, Mr. Carl served as the Chief Marketing Officer for Taco Bueno Restaurants and from 2009 to 2013 as the Chief Marketing Officer of Tavistock Restaurants LLC. Mr. Carl received a BA from Wake Forest University in 1977 and a MBA from University of North Carolina Chapel Hill in 1979.

Based on his experience within the restaurant industry and due to the fact that he has held senior level executive positions with a focus on advertising and marketing, we have deemed Mr. Carl a fit to serve on the Board.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Corporate Governance

Board of Directors and Board Committees

We applied to list our common stock on the Nasdaq capital market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our board of directors currently consists of eight (8) members. Our board of directors has determined that Stephen Spanos, A.B. Southall III, Paul L. Menchik, John Marques, Peter S. Petrosian, Omprakash Vajinapalli and Jeff Carl, qualify as independent directors in accordance with the Nasdaq Capital Market, or Nasdaq listing requirements. Kevin Mohan is not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

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

Audit Committee

The Audit Committee has three members, including Messrs. Spanos, Marques and Petrosian. Mr. Spanos serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

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

Compensation Committee

The Compensation Committee has two members, including Messrs. Carl and Southall. Mr. Carl serves as the chairman of the Compensation Committee.

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

Nominating and Corporate Governance Committee

The Governance Committee has three members, including Messrs. Menchik, Southall and Carl. Mr. Menchik serves as the chairman of the Governance Committee.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2019 and 2018 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2019 and whose total compensation for the 2019 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2019 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

	Year	Salary	Bonus	Stock Award		Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Michael J. Roper	2019	$271,946	$-		$-	$-	$-	$-	$-		$271,946
Chief Executive Officer of Muscle Maker, Inc.	2018	$144,231	$-		$-	$-	$-	$-	$-		$144,231

Ferdinand Groenewald	2019	$151,749	$10,000		$-	$-	$-	$-	$-		$161,749
Chief Financial Officer of Muscle Maker, Inc.	2018	$106,463	$5,000	$		$-	$-	$-	$-		$111,463

Kenneth Miller	2019	$202,298	$-		$-	$-	$-	$-	$-		$202,298
Chief Operating Officer of Muscle Maker, Inc.	2018	$-	$-		$-	$-	$-	$-	$-	$

Employment Agreements

Michael Roper

On October 26, 2018, we entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as our Chief Executive Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon our listing on a national exchange and raising $3 million (the “IPO”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which will be increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and again to $350,000 upon our completing the IPO. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the IPO. Mr. Roper is entitled to $100,000 bonus upon closing of the IPO. Mr. Roper is also entitled to 14,285 shares of our common stock that will be issued upon a Public offering of at least $3 million. In addition, pursuant to board approval on June 29, 2019, Mr. Roper is entitled to 35,714 shares of our restricted common stock awards that will be issued upon a Public Offering of at least $3 million. In the event we raise $3 million or $5 million, then Mr. Roper will receive 21,428 restricted common stock awards or 35,714 restricted common stock awards, respectively. In addition, Mr. Roper will receive 14,285 restricted common stock awards upon the one- and two-year anniversaries of his employment. Mr. Roper’s common stock was issued on April 21, 2020, subsequent to completing the initial public offering.

Ferdinand Groenewald

On September 26, 2018, we appointed Ferdinand Groenewald as our Chief Financial Officer and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as our Chief Financial Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 1,428 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 3,571 in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as we may institute from time to time that are available for full-time employees. In addition, pursuant to board approval, Mr. Groenewald is entitled to 15,714 shares of our common stock that will be issued upon a Public Offering of at least $3 million. Mr. Groenewald’s common stock was issued on April 21, 2020, subsequent to completing the initial public offering.

Kenneth Miller

On September 26, 2018, we appointed Kenneth Miller as our Chief Operating Officer and entered into an employment agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as our Chief Operating Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller is also entitled to 14,285 shares of our common stock that will be issued upon a Public Offering of at least $3 million. Mr. Miller is eligible for a discretionary performance cash and equity bonuses which will include cash of $50,000 and 10,714 shares of common stock upon completion of the Public Offering, which may be increased to 17,857 shares in the event $5 million is raised. Mr. Miller is also eligible to participate in employee benefits plans as we may institute from time to time that are available for full-time employees. Mr. Miller’s common stock was issued on April 21, 2020, subsequent to completing the initial public offering.

Elements of Compensation

Base Salary

Messrs. Roper, Groenewald and Miller received a fixed base salary in an amount determined in accordance with their then employment agreement with Muscle Maker Inc., and based on a number of factors, including:

●	The nature, responsibilities and duties of the officer’s position;
●	The officer’s expertise, demonstrated leadership ability and prior performance;
●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
●	The competitiveness of the market for the officer’s services.

Bonus

In fiscal 2018 and 2019, Mr. Groenewald received $5,000 and $10,000 respectively in cash bonus payments. The 2018 payment was provided as an incentive towards moving his residence from New Jersey to Texas. The 2019 payment was provided upon completion of the 2018 audit as stipulated in his employment agreement.

Stock Award

In fiscal 2018 and 2019, we did not issue any restricted shares of our common stock to our named executive officers.

Equity Incentive Plans

2017 Plan

Our board of directors and shareholders approved the 2017 Stock Option and Stock Issuance Plan or the 2017 Plan on July 27, 2017 and September 21, 2017, respectively. Upon the adoption of our 2019 Equity Incentive Plan, we will no longer issue awards under the 2017 Plan, but any existing awards granted to our management team and Board of Directors will remain outstanding under the 2017 Plan. The 2017 Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options and non-qualified stock options. We have reserved a total of 153,061 shares of common stock for issuance under the 2017 Plan. Of these shares, approximately 4,591 shares were issued to the directors (765 shares per director) under the 2017 Plan by the Board of Directors on September 21, 2017.

The 2017 Plan administrator (which is the Board of Directors or a committee or other person(s) appointed or designated by the Board) has the authority to administer the 2017 Plan and determine, among other things, the interpretation of any provisions of the 2017 Plan, the eligible employees who are granted options, the number of options that may be granted, vesting schedules, and option exercise prices. Our stock options have a contractual life not to exceed ten years. We issue new shares of common stock upon exercise of stock options.

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

2019 Plan

Our board of directors and shareholders approved the 2019 Equity Incentive Plan or the 2019 Plan. Our shareholders approved the plan on October 28, 2019. The 2019 Plan provides incentives to eligible employees, officers, directors and consultants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. We have reserved a total of 214,286 shares of common stock for issuance under the 2019 Plan. No shares have been issued under the 2019 Plan to date.

The administrator which is the Compensation Committee or another committee of at least two person or the Board has the authority, without limitation (i) to designate participants to receive awards, (ii) determine the types of awards to be granted to participants, (iii) determine the number of shares of common stock to be covered by awards, (iv) determine the terms and conditions of any awards granted under the 2019 Plan, (v) determine to what extent and under what circumstances awards may be settled in cash, shares of common stock, other securities, other awards or other property, or canceled, forfeited or suspended, (vi) determine whether, to what extent, and under what circumstances the delivery of cash, common stock, other securities, other awards or other property and other amounts payable with respect to an award shall be made; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the 2019 Plan and any instrument or agreement relating to, or award granted under, the 2019 Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the administrator shall deem appropriate for the proper administration of the 2019 Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; (x) reprice existing awards with shareholder approval or to grant awards in connection with or in consideration of the cancellation of an outstanding award with a higher price; and (xi) make any other determination and take any other action that the administrator deems necessary or desirable for the administration of the 2019 Plan. The administrator will have full discretion to administer and interpret the 2019 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

The administrator will be authorized to grant options to purchase Common Stock that are either “qualified,” meaning they satisfy the requirements of Code Section 422 for Incentive Stock Options, or “non-qualified,” meaning they do not satisfy the requirements of Section 422 of the Code. Options granted under the 2019 Plan will be subject to the terms and conditions established by the administrator. Under the terms of the 2019 Plan, unless the administrator determines otherwise in the case of an option substituted for another option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the 2019 Plan) of the shares of common stock on the date of grant. Options granted under the 2019 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the administrator and specified in the applicable award agreement. The maximum term of an option granted under the 2019 Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder). Payment in respect of the exercise of an option may be made in cash or by check, by surrender of unrestricted shares of Common Stock (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by us to avoid an additional compensation charge or have been purchased on the open market, or the administrator may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the administrator may determine to be appropriate.

The administrator will be authorized to award Stock Appreciation Rights (or SARs) under the 2019 Plan. SARs will be subject to such terms and conditions as established by the administrator. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the 2019 Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an Option. SARs granted in connection with an Option shall be subject to terms similar to the Option which corresponds to such SARs. SARs shall be subject to terms established by the administrator and reflected in the award agreement.

The administrator will be authorized to award Restricted Stock under the 2019 Plan. Unless otherwise provided by the administrator and specified in an award agreement, restrictions on Restricted Stock will lapse after three years of service with us. The administrator will determine the terms of such Restricted Stock awards. Restricted Stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the administrator for a specified period. Unless the administrator determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.

The administrator will be authorized to award Restricted Stock Unit awards. Unless otherwise provided by the administrator and specified in an award agreement, Restricted Stock Units will vest after three years of service with us. The administrator will determine the terms of such Restricted Stock Units. Unless the administrator determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited. At the election of the administrator, the participant will receive a number of shares of common stock equal to the number of units earned or an amount in cash equal to the fair market value of that number of shares at the expiration of the period over which the units are to be earned or at a later date selected by the administrator.

The administrator will be authorized to grant Awards of unrestricted shares of common stock or other Awards denominated in shares of common stock, either alone or in tandem with other Awards, under such terms and conditions as the administrator may determine.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2019, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options under the Plan (a)	Weighted-Average Exercise Price of Outstanding Options under The Plan (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$-	214,286
Equity compensation plans not approved by security holders	0	$-	-

TOTAL	0	$-	214,286

Director Compensation

During 2018, the directors did not receive any compensation.

On July 16, 2019, we entered into letter agreements with each of our existing non-executive directors, John Marques, Paul Menchik, Peter Petrosian, AB Southall III and Omprakash Vajinapalli. On September 3, 2019 and February 6, 2020, we entered into a letter agreement with Jeff Carl and Stephen Spanos, respectively, under the same terms as the letter agreements dated July 16, 2019 entered into with each of the other Directors. Directors that also serve as executives will not be entitled to any additional compensation for serving as our directors. The letter agreements set forth certain terms pursuant to which the directors will serve as our directors. As directors have not received compensation for services to date, we agreed to provide equity in lieu of cash compensation and equity compensation for services rendered during 2017, 2018 and 2019. For past director services in lieu of cash unpaid to date: (i) directors that served as directors during the year ended December 31, 2017 will each receive shares of common stock valued at $4,500 to be priced at the price per share of our public offering in connection with our uplisting, which we refer to in this prospectus as the Uplisting Offering, (ii) directors that served as directors during the year ended December 31, 2018 will each receive shares of common stock valued at $9,000, which shall be prorated for a partial year of service, to be priced at the price per share of the Uplisting Offering and (iii) directors that served as directors during the year ended December 31, 2019 through the date of the Uplisting Offering will each receive shares of common stock valued at $9,000, which shall be prorated for a partial year of service, to be priced at the price per share of the Uplisting Offering. Following the public offering, directors will be paid cash for the balance of 2019. Within 30 days from the Uplisting Offering and assuming a $5.00 per share price, we will issue 1,082 shares of common stock to Messrs. Menchik, and Southall, 843 shares of common stock to Mr. Marques, 878 shares of common stock to Mr. Petrosian, 489 shares of common stock to Mr. Carl and 640 shares of common stock to Mr. Vajinapalli. Mr. Spanos will not receive shares upon the consummation of the Uplisting Offering.

The letter agreements provide that each director will receive an annual cash fee of $9,000 as consideration for their service as a director. In addition, each director will receive 1,428 shares of common stock per year for service as a director, 185 shares of common stock per year for service on each committee and 142 shares of common stock per year for service as chair for such committee. The shares of common stock for committee service will be limited to two committees.

As directors have not received compensation for services to date, we agreed to provide equity in lieu of cash compensation and equity compensation for services rendered during 2017, 2018 and 2019. For past director services in lieu of cash unpaid to date: (i) directors that served as directors during the year ended December 31, 2017 will each receive shares of common stock valued at $4,500 to be priced at the price per share of our public offering in connection with the Uplisting Offering, (ii) directors that served as directors during the year ended December 31, 2018 will each receive shares of common stock valued at $9,000, which shall be prorated for a partial year of service, to be priced at the price per share of the Uplisting Offering and (iii) directors that served as directors during the year ended December 31, 2019 through the date of the Uplisting Offering will each receive shares of common stock valued at $9,000, which shall be prorated for a partial year of service, to be priced at the price per share of the Uplisting Offering. Following the public offering, directors will be paid cash for the balance of 2019.

As further compensation for past director services, we will issue shares of common stock as follows, which shall be prorated for a partial year: (i) directors that served as directors during the year ended December 31, 2017 will each receive 714 shares of common stock, (ii) directors that served as directors during the year ended December 31, 2018 will each receive 1,428 shares of common stock and (iii) directors that served as directors during the year ended December 31, 2019 will each receive 1,428 shares of common stock.

On September 21, 2017, Muscle Maker granted 765 shares of common stock under our Muscle Maker 2017 Stock Option and Stock Issuance Plan to each of our six directors of Muscle Maker (4,591 shares of common stock in the aggregate) at a value of $65.31 per share. Such share grants are subject to graduated vesting in the following installments on each of the following dates: (i) 66.666% as of the date of grant and (ii) 8.333% as of (a) October 1, 2017, (b) November 1, 2017, (c) December 1, 2017, and (d) January 1, 2018.

Kevin Mohan is an employee-director and does not receive compensation for serving in his role as a director.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our common stock at May 29, 2020, for:

●	each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or upon conversion of a security that are either exercisable or convertible on or before a date that is 60 days after May 29, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Muscle Maker, Inc., 308 East Renfro Street, Suite 101, Burleson, Texas 76028.

The percentage ownership information shown in the column labeled “Percentage of Shares Outstanding” is based upon 7,941,304 shares of common stock outstanding as of May 29, 2020.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding Prior to Offering (1)

5% Stockholders:
Catalytic Holdings 1 LLC (10)	2,574,746	29.21%
Greentree Financial Group, Inc (15)	420,000	5.29%
Thoroughbred Diagnostics, LLC (10)	1,800,000	21.07%
Directors and Named Executive Officers:
Kevin Mohan (3)	147,251	1.85%
Michael J. Roper (11)	100,000	1.26%
Ferdinand Groenewald (12)	19,285	*
Kenneth Miller (13)	32,142	*
Noel De Winter (4)	15,301	*
Stephen Spanos (14)	1,439	*
A.B. Southall, III (5)	122,457	1.54%
Paul L. Menchik (6)	57,699	*
John Marques (2)	223,285	2.80%
Peter S. Petrosian (7)	6,273	*
Omprakash Vajinapalli (8)	28,197	*
Jeff Carl (9)	1,763	*

All executive officers and directors as a group (13 persons)	639,193	8.05%

* denotes less than 1%

73

(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon (i) the exercise of stock options that will become exercisable within sixty (60) days of May 29, 2020, (ii) the conversion of the convertible promissory notes into shares of our common stock, and (iii) the exercise of warrants that will become exercisable within sixty (60) days of May 29, 2020. Shares of common stock issuable pursuant to the foregoing methods are deemed outstanding for purposes of calculating the percentage of beneficial ownership of the person or entity holding such securities. Accordingly, the total percentages of beneficial ownership are in excess of one hundred percent (100%).

(2)	John Marques beneficially owns (i) indirectly 167,454 shares of Common Stock of Muscle Maker through Membership, LLC, (ii) directly 55,831 shares of Common Stock of Muscle Maker of which 35,714 are subject to presently exercisable purchase warrants issued to John Marques. John Marques is the sole member and manager of Membership, LLC. As such, Mr. Marques may be deemed to have voting and dispositive power of all securities beneficially owned by Membership, LLC reported herein.

(3)	Kevin Mohan beneficially owns (i) indirectly 5,571 shares of Common Stock of Muscle Maker through various family members that reside in the same household as Kevin Mohan and (ii) directly 141,680 shares of common stock of Muscle Maker of which 7,142 are subject to presently exercisable purchase warrants issued to Kevin Mohan.

(4)	Noel De Winter beneficially owns (i) indirectly 4,178 shares of Common Stock of Muscle Maker as trustee of the Arthur Noel DeWinter Trust; (ii) directly 11,123 shares of Common Stock of Muscle Maker. Mr. DeWinter is also to be issued 1,082 shares of common stock at the price of the Company’s public offering as compensation for serving as a director during 2018 and through fourth quarter 2019. The shares were priced assuming a public offering of $5.00 per share.

(5)	A.B. Southall III beneficially owns (i) directly 78,996 shares of Common Stock of Muscle Maker, and (ii) directly 43,461 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to A.B. Southall.

(6)	Paul L. Menchik beneficially owns (i) directly 47,699 shares of Common Stock of Muscle Maker, and (ii) directly 10,000 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to Paul L. Menchik.

(7)	Peter S. Petrosian beneficially owns directly 6,273 shares of Common Stock of Muscle Maker issued for services rendered as a board of director.

(8)	Omprakash Vajinapalli beneficially owns (i) directly 18,457 shares of Common Stock of Muscle Maker and (ii) indirectly 9,740 shares of Common Stock of Muscle Maker through a family member that reside in the same household as Omprakash Vajinapalli.

(9)	Mr. Carl beneficially owns directly 1,763 shares of Common Stock of Muscle Maker.

(10)	Catalytic Holdings, LLC beneficially owns (i) 1,701,500 shares of Common Stock of Muscle Maker (ii) 873,246 shares of Common Stock of Muscle Maker which are subject to presently exercisable purchase warrants. The natural person with voting and investment control for Catalytic Holdings, LLC is Dmitriy Shapiro. Thoroughbred Diagnostics, LLC beneficially owns (i) 1,200,000 shares of Common Stock of Muscle Maker (ii) 600,000 shares of Common Stock of Muscle Maker which are subject to presently exercisable purchase warrants. The natural person with voting and investment control for Thoroughbred Diagnostics, LLC is Joey Giamichael.

(11)	Mr. Roper beneficially owns directly 100,000 shares of Common Stock of Muscle Maker issued for services rendered pursuant to his employment agreement.

(12)	Mr. Groenewald beneficially owns directly 19,285 shares of Common Stock of Muscle Maker issued for services rendered pursuant to his employment agreement.

(13)	Mr. Miller beneficially owns directly 32,142 shares of Common Stock of Muscle Maker issued for services rendered pursuant to his employment agreement.

(14)	Stephen Spanos beneficially owns directly 1,439 shares of common stock of the Company for serving as a director through the second quarter of 2020.

(15)	Greentree Financial Group, Inc beneficially owns 420,000 shares of Common Stock of Muscle Maker. The natural person with voting and investment control for Greentree Financial Group, Inc is Robert C Cottone.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On January 23, 2015, Muscle Maker issued 619,897 shares of Common Stock to American Restaurant Holdings in exchange for cash of $3,645,000 and an obligation to repay an aggregate of $604,000 of principal due under MM Note and MMB Note.

On March 9, 2015, the American Restaurant Holdings repaid MMB Note in full. On July 21, 2015, January 23, 2016 and July 23, 2016, installments of $100,000, $150,000 and $150,000 were repaid on the balance of MM Note by the American Restaurant Holdings. As of July 23, 2016, there is no balance outstanding related to MM Note.

On December 31, 2015, we issued a promissory note in the amount of $1,082,620 to American Restaurant (the “2015 ARH Note”). The note bore no stated interest or maturity date and was convertible into shares of Common Stock of Muscle Maker at a conversion price of $32.69 per share. On March 14, 2017, American Restaurant Holdings elected to convert the 2015 ARH Note in the principal amount of $1,082,620 into 33,141 shares of Common Stock of Muscle Maker at a conversion price of $32.69 per share.

During the period from January 1 through December 15, 2016, we received $2,621,842 of advances from the American Restaurant Holdings. The payable due to the American Restaurant Holdings as a result of these advances was exchanged for a convertible promissory note in the amount of $2,621,842 (the “2016 ARH Note”). The 2016 ARH Note had no stated interest rate or maturity date and was convertible into shares of the Common Stock of Muscle Maker at a conversion price of $26.11 per share at a time to be determined by the lender. The 2016 American Restaurant Holdings Note included a three-year warrant for the purchase of 35,113 shares of our common stock at an exercise price of $65.31 per share. On March 14, 2017, the American Restaurant Holdings elected to convert the 2016 ARH Note into 100,325 shares of Common Stock of Muscle Maker.

On February 15, 2017, we issued a promissory note in the amount of $980,949 (the “First 2017 ARH Note”) and on March 15, 2017, MMI issued a promissory note in the amount of $338,834 (the “Second 2017 ARH Note”), both to ARH. The First 2017 ARH Note and the Second 2017 ARH Note bear no stated interest rate or maturity date and are convertible into 37,536 and 10,372 shares of our common stock at a conversion price of $26.11 per share and $32.69 per share, respectively, at a time to be determined by the Former Parent. On March 14, 2017, the American Restaurant Holdings elected to convert the First 2017 ARH Note into 37,536 shares of our common stock.

The First 2017 ARH Note and the Second 2017 ARH note include a three-year warrant for the purchase of 13,137 and 2,256 shares, respectively, of Muscle Maker common stock at an exercise price of $65.31 per share. The warrants issued in connection with the First 2017 ARH Note and the Second 2017 ARH note had a grant date value of $122,820 and $23,120, respectively. Muscle Maker allocated the proceeds to the First 2017 ARH Note and the Second 2017 ARH and related warrants based on the relative fair values at the time of issuance, resulting in an effective conversion price of $22.89 and $30.45 per share, respectively. The fair value of Muscle Maker common stock on the dates the notes were issued was $50.05 per share, creating an intrinsic value of $27.16 and $19.60 per share, respectively.

On March 14, 2017, American Restaurant Holdings elected to convert aggregate principal of $4,685,411 under the 2015 ARH Note, the 2016 ARH Note and the First 2017 ARH Note into an aggregate 171,003 shares of Muscle Makers common stock.

On July 18, 2017, we issued a convertible promissory note (the “Third 2017 ARH Note”) to American Restaurant Holdings in exchange for cash proceeds of $336,932. The Third 2017 ARH Note has no stated interest rate or maturity date and is convertible into shares of our common stock at a conversion price of $52.29 per share at a time to be determined by the lender. The Third 2017 ARH Note includes a three-year warrant for the purchase of 2,256 shares of our common stock at an exercise price of $65.31 per share.

On September 19, 2017, American Restaurant Holdings elected to convert aggregate principal of $675,766 under the Second 2017 ARH Note and the Third 2017 Note into an aggregate 16,818 shares of Muscle Makers common stock.

 On April 6, 2018, we issued a $475,000 convertible promissory note (the “2018 ARH Note”) to American Restaurant Holdings. The 2018 ARH Note has no stated interest rate or maturity date and is convertible into shares of Muscle Makers common stock at a conversion price of $3.50 per share at a time to be determined by the lender.

On April 11, 2018, American Restaurant Holdings elected to partially convert the 2018 ARHI Note for the principal of $392,542 into 112,154 shares of our common stock.

The 2015 ARH Note, 2016 ARH Note, First 2017 ARH Note, Second 2017 ARH Note, Third 2017 ARH Note and 2018 ARH Note are together, the “ARH Notes”.

Transactions with Officers, Directors and Executives of Muscle Maker

On September 21, 2017, we granted 765 shares of common stock under our Muscle Maker 2017 Stock Option and Stock Issuance Plan to each of our six directors of Muscle Maker (4,591 shares of common stock in the aggregate) at a value of $65.31 per share. Such share grants are subject to graduated vesting in the following installments on each of the following dates: (i) 66.666% as of the date of grant and (ii) 8.333% as of (a) October 1, 2017, (b) November 1, 2017, (c) December 1, 2017, and (d) January 1, 2018.

On May 1, 2018, Muscle Maker board of directors agreed to issue 14,285 shares of common stock upon a Public Offering of at least $3,000,000, to Michael Roper, our Chief Executive Officer, as part of his initial employment agreement. Mr. Roper is also eligible to receive 14,285 restricted common stock awards on each anniversary of his employment date during the employment contract period as well as up to 35,714 additional restricted common stock awards upon the successful completion of an initial public offering of at least $5,000,000. In addition, pursuant to board approval on June 29, 2019, Mr. Roper is entitled to 35,714 shares of our common stock that will be issued upon a Public Offering of at least $3,000,000.

During April 2019, we repaid other notes payable in the aggregate principal amount of $710,000, of which $435,000 belong to related parties. In addition, we issued 84,427 of our common stock as payment for the interest incurred on the other notes payable repaid in the aggregate amount of $590,989.

On May 14, 2019, we issued a $91,000 promissory note to a related party. The note has a stated interest rate of 15% over the original term of one year with monthly interest payments. The note becomes due in one year or the first day our common stock trades publicly on an exchange.

On June 29, 2018, Muscle Maker board of directors agreed to issue Kevin Mohan and Michael Roper an additional 35,714 restricted common stock awards. These stock awards was issued upon the successful completion of an initial public offering.

On September 26, 2018, we rehired Ferdinand Groenewald as our Chief Financial Officer and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as our Chief Financial Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 1,428 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 3,571 shares of common stock in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as we may institute from time to time that are available for full-time employees. In addition, pursuant to board approval, Mr. Groenewald is entitled to 15,714 shares of our common stock that will be issued upon a Public Offering of at least $3,000,000.

 On September 26, 2018, we appointed Kenneth Miller as our Chief Operating Officer and entered into an Employment Agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as our Chief Operating Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller is also entitled to 14,285 shares of our common stock that will be issued upon a Public offering of at least $3,000,000. Mr. Miller is eligible for a discretionary performance cash and equity bonuses which will include cash of $50,000 and 10,714 shares of common stock upon completion of the Public Offering, which may be increased to 17,857 shares in the event $5 million is raised. Mr. Miller is also eligible to participate in employee benefits plans as we may institute from time to time that are available for full-time employees.

On October 26, 2018, we entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as our Chief Executive Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing our common stock on a national exchange and raising $3,000,000 (the “IPO”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which was increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and will be increased to $350,000 upon our completing the IPO. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the IPO. Mr. Roper is entitled to $100,000 bonus upon closing of the IPO. Mr. Roper is also entitled to 14,285 shares of our common stock that will be issued upon a Public offering of at least $3,000,000. In addition, pursuant to board approval on June 29, 2019, Mr. Roper is entitled to 35,714 shares of our common stock that will be issued upon a Public Offering of at least $3,000,000. In the event we raise $3 million or $5 million upon completion of a public offering together with listing on a national exchange, then Mr. Roper will receive 21,428 restricted common stock awards or 35,714 restricted common stock awards, respectively. In addition, Mr. Roper will receive 14,285 restricted common stock awards upon the one- and two-year anniversaries of his employment.

On October 26, 2018, we entered into an Employment Agreement with Kevin Mohan. Pursuant to the Employment Agreement, Mr. Mohan will be engaged as our Chief Investment Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Mohan will be entitled to a base salary at the annualized rate of $156,000, which will be increased to $175,000 upon the IPO. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Mohan is entitled to $50,000 bonus upon closing of the IPO. In the event we raise $3 million or $5 million, then Mr. Mohan will receive 14,285 restricted common stock awards or 28,571 restricted common stock awards, respectively. In addition, pursuant to board approval on June 29, 2019, Mr. Mohan is entitled to 35,714 shares of our common stock that will be issued upon a Public Offering of at least $3,000,000.

We have entered into indemnification agreements with each of our directors and entered into such agreements with certain of our executive officers. These agreements require us, among other things, to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board of Directors to the maximum extent allowed under Nevada law.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2019 and 2018.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit fees (1)	$238,075	$142,695
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$238,075	$142,695

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 and in connection with the filing of Forms 1-A.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.
(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description
1.1	Form of Underwriting Agreement (Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 26, 2019)

3.1	Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)

3.2	Bylaws of Muscle Maker, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)

3.3	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2019)

4.1	Form of Selling Agent Warrant (incorporated by reference to Exhibit 3.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

4.2	Form of Warrant (incorporated by reference to Exhibit 3.2 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

4.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 3.3 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

4.4	Form of Subscription Agreement for BANQ subscribers (incorporated by reference to Exhibit 4.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

4.5	Form of Subscription Agreement (incorporated by reference to Exhibit 4.2 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

4.6	Form of Warrants to Purchase Common Stock – September 2018 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018)

4.7	Form of 15% Senior Secured Convertible Promissory Notes – September 2018 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018)

4.8	Form of Securities Purchase Agreement by and between Muscle Maker, Inc. and the Investors – September 2018 Offering (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018).

4.9	Form of Security and Pledge Agreement by and between Muscle Maker, Inc. and the Investors – September 2018 Offering (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018).

4.10	Form of 12% senior Secured Convertible Promissory Notes - April 2019 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019)

4.11	Form of Warrants to Purchase Common Stock - April 2019 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019)

4.12	Form of Securities Purchase Agreement by and between Muscle Maker, Inc., Muscle Maker USA, Inc. and the April 2019 Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019)

4.13	Form of Security Agreement by and between Muscle Maker, Inc., Muscle Maker USA, Inc. and the April 2019 Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019)

4.14	Form of Security Agreement by and between Muscle Maker, Inc., Muscle Maker USA, Inc. and the April 2019 Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019)

4.15	First Amendment to 15% Senior Secured Convertible Promissory Note dated April 10, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019)

4.16†	Form of Representative’s Warrant (Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 26, 2019)

4.17	2019 Equity Incentive Plan (Incorporated by reference to the Amendment No. 3 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 10, 2020)

10.1†	Muscle Maker 2017 Stock Option and Stock Issuance Plan and form of award agreements (incorporated by reference to Exhibit 6.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.2†	Form of Restricted Stock Agreement under Muscle Maker 2017 Stock Option and Stock Issuance Plan (incorporated by reference to Exhibit 6.5 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.3	Assignment and Assumption Agreement, dated August 25, 2017, between Muscle Maker Brands Conversion, Inc. and Muscle Maker Development, LLC (incorporated by reference to Exhibit 6.7 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.4	Agreement of Conveyance, Transfer and Assigning of Assets and Assumptions of Obligations, dated September 15, 2017, between Muscle Maker, Inc. and Muscle Maker Corp., LLC (incorporated by reference to Exhibit 6.8 to the Registrant’s Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.5†	Employment Agreement, between Muscle Maker and Ferdinand Groenewald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018)

10.6†	Employment Agreement, between Muscle Maker and Ken Miller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018)

10.7†	Employment Agreement between Michael Roper and Muscle Maker, Inc. dated October 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018)

10.8†	Employment Agreement between Kevin Mohan and Muscle Maker, Inc. dated October 26, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018)

10.9†	Employment Agreement between Aimee Infante and Muscle Maker, Inc. dated May 6, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019)

10.10†	Form of Director Agreement dated July 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019)

10.11♯±	Master Distribution Agreement between Muscle Maker Franchising LLC and Sysco Corporation dated June 1, 2011 (Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 26, 2019)

10.12♯±	Amendment to Master Distribution Agreement between Muscle Maker Franchising LLC and Sysco Corporation dated October 17, 2017 (Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 26, 2019)

10.13	Form of Conversion Agreement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2019)

10.14	Form of Addendum to Conversion Agreement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2019)

21.1+	List of Subsidiaries (Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 26, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLE MAKER, INC

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: May 29, 2020		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Michael J. Roper	Chief Executive Officer, and
Michael J. Roper	Secretary (Principal Executive Officer)

/s/ Ferdinand Groenewald	Chief Financial Officer
Ferdinand Groenewald	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Mohan	Chief Investment Officer and Chairman of the Board
Kevin Mohan

/s/ Stephen A. Spanos	Director
Stephen A. Spanos

/s/ A.B. Southall III	Director
A.B. Southall III

/s/ Paul L. Menchik	Director
Paul L. Menchik

/s/ John Marques	Director
John Marques

/s/ Peter S. Petrosian	Director
Peter S. Petrosian

/s/ Omprakash Vajinapalli	Director
Omprakash Vajinapalli

/s/ Jeff Carl	Director
Jeff Carl

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Muscle Maker, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muscle Maker, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principles

ASU No. 2014-09

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue recognition in 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, effective January 1, 2019, using the modified retrospective approach.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

We have served as the Company’s auditor since 2016.

Melville, NY
May 29, 2020

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

Assets
Current Assets:
Cash	$478,854	$357,842
Accounts receivable, net of allowance for doubtful accounts of $75,000 and $45,000 as of December 31, 2019 and December 31, 2018, respectively	136,477	180,768
Inventory	78,422	45,067
Current portion of loans receivable, net of allowance of $55,000 at December 31, 2019 and December 31, 2018, respectively	38,712	37,155
Current portion of loans receivable from related party	-	650
Prepaid expenses and other current assets	48,064	16,412
Total Current Assets	780,529	637,894
Property and equipment, net	1,646,879	637,287
Goodwill	656,348	-
Intangible assets, net	3,038,815	3,102,621
Loans receivable, non-current	98,677	75,756
Security deposits and other assets	39,462	33,532
Total Assets	$6,260,710	$4,487,090

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	2,630,948	$2,887,380
Convertible note payable to Former Parent, net of debt discount of $0 and $43,178 at December 31, 2019 and December 31, 2018, respectively	82,458	39,280
Convertible notes payable, net of debt discount of $38,918 at December 31, 2019	536,082	100,000
Other notes payable	351,512	-
Other notes payable, related party	91,000
Deferred revenue, current	122,697	907,948
Deferred rent, current	20,730	14,243
Other current liabilities	652,643	607,486
Total Current Liabilities	4,488,070	4,556,337
Convertible notes payable, net of debt discount of $0 and $1,313,259 at December 31, 2019 and December 31, 2018, respectively	75,000	2,015,007
Convertible notes payable, related parties, net of debt discount of $0 and $233,462 at December 31, 2019 and December 31, 2018, respectively	-	153,566
Other notes payable	240,295	225,000
Other notes payable, related parties	-	335,000
Deferred revenue, non-current	1,152,975	-
Deferred rent, non-current	58,608	45,315
Total Liabilities	6,014,948	7,330,225

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 14,285,714 shares authorized, 5,714,464 and 1,489,686 shares issued and outstanding as of December 31, 2019, and December 31, 2018, respectively	571	148
Additional paid-in capital	53,339,793	20,990,373
Accumulated deficit	(53,094,602)	(23,833,656)
Total Stockholders’ Equity (Deficit)	245,762	(2,843,135)
Total Liabilities and Stockholders’ Equity (Deficit)	$6,260,710	$4,487,090

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2019	2018
Revenues:
Company restaurant sales, net of discounts	$3,466,553	$3,869,758
Franchise royalties and fees	1,352,944	1,908,278
Franchise advertising fund contributions	139,508	-
Other revenues	-	244,633
Total Revenues	4,959,005	6,022,669

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,275,894	1,432,653
Labor	1,587,889	1,646,264
Rent	449,384	681,176
Other restaurant operating expenses	634,532	853,197
Total restaurant operating expenses	3,947,699	4,613,290
Costs of other revenues	-	114,388
Depreciation and amortization	280,955	200,885
Other expenses incurred for closed locations	-	321,821
Franchise advertising fund expenses	139,508	-
General and administrative expenses	4,244,848	4,358,131
Total Costs and Expenses	8,613,010	9,608,515
Loss from Operations	(3,654,005)	(3,585,846)

Other (Expense) Income:
Other income	839	96,221
Interest expense, net	(1,576,547)	(983,499)
Loss on sale of CTI	-	(456,169)
Inducement expense related to convertible notes	(15,102,206)	-
Warrant modification expense	(5,405,770)
Amortization of debt discounts	(2,647,355)	(2,275,247)
Total Other Expense, Net	(24,731,039)	(3,618,694)

Loss Before Income Tax	(28,385,044)	(7,204,540)
Income tax provision	-	-
Net (Loss)	(28,385,044)	(7,204,540)
Net loss attributable to the non-controlling interest	-	(2,071)
Net Loss Attributable to Controlling Interest	$(28,385,044)	$(7,202,469)

Net Loss Attributable to Controlling Interest Per Share:
Basic and Diluted	$(17.58)	$(5.66)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,614,405	1,272,742

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	1,489,686	$148	$20,990,373	$(23,833,656)	$(2,843,135)
Cumulative effect of change in accounting principle	-	-	-	(875,902)	(875,902)
Issuance of restricted stock	1,988	1	(1)	-	-
Restricted stock issued as compensation for services	20,000	2	139,998	-	140,000
Beneficial conversion feature - Convertible Notes	-	-	217,800	-	217,800
Warrants issued and recorded as debt discount in connection with convertible notes payable	-	-	217,641	-	217,641
Stock-based compensation: Amortization of restricted common stock	-	-	165,133	-	165,133
Net loss	-	-	-	(1,483,479)	(1,483,479)

Balance - March 31, 2019	1,511,674	$151	$21,730,944	$(26,193,037)	$(4,461,942)
Common stock issued in exchange for interest earned on other notes payable	68,475	7	479,316	-	479,323
Common stock issued in exchange for interest earned on convertible notes payable	15,952	2	111,664	-	111,666
Beneficial conversion feature - Convertible Notes	-	-	330,220	-	330,220
Warrants issued and recorded as debt discount in connection with convertible notes payable	-	-	330,713	-	330,713
Stock-based compensation: Amortization of restricted common stock	-	-	(123,431)	-	(123,431)
Net loss	-	-	-	(1,542,606)	(1,542,606)

Balance - June 30, 2019	1,596,101	$160	$22,859,426	$(27,735,643)	$(4,876,057)
Common stock issued as compensation to board of directors	17,005	1	119,045	-	119,046
Restricted stock issued as compensation for services	41,426	4	289,996	-	290,000
Common stock issued as compensation for services	500	-	3,500	-	3,500
Stock-based compensation: Amortization of restricted common stock	-	-	19,085	-	19,085
Net loss	-	-	-	(2,348,829)	(2,348,829)

Balance - September 30, 2019	1,655,032	$165	$23,291,052	$(30,084,472)	$(6,793,255)
Common stock issued as compensation to board of directors	3,749	-	32,804	-	32,804
Conversion of convertible notes payable into common stock	4,055,683	406	24,589,800	-	24,590,206
Warrant modification	-	-	5,405,770		5,405,770
Stock-based compensation: Amortization of restricted common stock	-	-	20,367	-	20,367
Net loss	-	-	-	(23,010,130)	(23,010,130)

Balance - December 31, 2019	5,714,464	$571	$53,339,793	$(53,094,602)	$245,762

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Controlling	Non-Controlling
	Shares	Amount	Capital	Deficit	Interest	Interest	Total
Balance - December 31, 2017	1,091,122	$109	$13,920,110	$(17,052,086)	$(3,131,867)	$(69,928)	$(3,201,795)
Beneficial conversion feature - Convertible Notes	-	-	2,537,008	-	2,537,008	-	2,537,008
Warrants issued in connection with convertible debt	-	-	12,332	-	12,332	-	12,332
Warrants issued and recorded as debt discount in connection with notes payable	-	-	305,055	-	305,055	-	305,055
Offering on March 29, 2018, net of underwriter’s discount and offering cost of $58,798	6,308	-	85,576	-	85,576	-	85,576
Conversion of convertible notes payable into common stock	79,060	8	899,332	-	899,340	-	899,340
Stock-based compensation: Amortization of restricted common stock	-	-	39,091	-	39,091	-	39,091
Net loss	-	-	-	(3,183,726)	(3,183,726)	(7,257)	(3,190,983)

Balance - March 31, 2018	1,176,490	$117	$17,798,504	$(20,235,812)	$(2,437,191)	$(77,185)	$(2,514,376)
Issuance of restricted stock	3,755	-	-	-	-	-	-
Shares issued for common stock	25,715	3	179,997	-	180,000	-	180,000
Beneficial conversion feature - Convertible Notes	-	-	39,072	-	39,072	-	39,072
Beneficial conversion feature - Convertible Note to Former Parent	-	-	475,000	-	475,000	-	475,000
Warrants issued in connection with common stock and convertible debt	-	-	3,750	-	3,750	-	3,750
Warrants issued and recorded as debt discount in connection with notes payable	-	-	38,763	-	38,763	-	38,763
Conversion of convertible note payable to Former Parent into common stock	112,154	11	392,531	-	392,542	-	392,542
Stock-based compensation: Amortization of restricted common stock	-	-	27,133	-	27,133	-	27,133
Sale of interest in CTI	-	-	-	420,899	420,899	71,999	492,898
Net loss	-	-	-	(2,368,921)	(2,368,921)	5,186	(2,363,735)

Balance – June 30, 2018	1,318,114	$131	$18,954,750	$(22,183,834)	$(3,228,953)	$-	$(3,228,953)
					-
Restricted stock issued as compensation for services	35,714	4	249,996	-	250,000	-	250,000
Beneficial conversion feature - Convertible Notes	-	-	143,591	-	143,591	-	143,591
Warrants issued in connection with common stock and convertible debt	-	-	143,699	-	143,699	-	143,699
Stock-based compensation Amortization of restricted common stock	-	-	33,876	-	33,876	-	33,876
Net loss	-	-	-	(1,144,557)	(1,144,557)	-	(1,144,557)

Balance –September 30, 2018	1,353,828	$135	$19,525,912	$(23,328,391)	$(3,802,344)	$-	$(3,802,344)
					-
Warrants issued in connection with common stock and convertible debt	-	-	239,773	-	239,773	-	239,773
Beneficial conversion feature - Convertible Notes	-	-	239,835	-	239,835	-	239,835
Conversion of convertible notes payable into common stock	135,858	13	950,987	-	951,000	-	951,000
Stock-based compensation Amortization of restricted common stock	-	-	33,866	-	33,866	-	33,866
Net loss	-	-	-	(505,265)	(505,265)	-	(505,265)

Balance –December 31, 2018	1,489,686	$148	$20,990,373	$(23,833,656)	$(2,843,135)	$-	$(2,843,135)

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(28,385,044)	$(7,204,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,955	200,885
Accretion of interest expense	-	234,044
Interest expense related to issuances of warrants	-	305,055
Stock-based compensation	666,504	383,966
Inducement expense related to convertible notes	15,102,206	-
Warrant modification expense	5,405,770	-
Loss on sale of CTI	-	456,169
Amortization of debt discounts	2,647,355	2,275,247
Bad debt expense	147,922	64,412
Deferred rent	19,780	2,625
Expenses paid by Former Parent	-	620,464
Changes in operating assets and liabilities:
Accounts receivable	(103,925)	(179,548)
Inventory	(33,355)	47,701
Prepaid expenses and other current assets	(31,652)	6,575
Security deposits and other assets	(5,930)	(12,131)
Accounts payable and accrued expenses	248,209	309,778
Deferred revenue	(508,178)	(475,802)
Other current liabilities	45,157	238,363
Total Adjustments	23,880,818	4,477,803
Net Cash Used in Operating Activities	(4,504,226)	(2,726,737)

Cash Flows from Investing Activities
Purchases of property and equipment	(1,161,625)	(252,645)
Issuance of loans receivable	(60,186)	(9,689)
Cash paid in connection with the acquisition of Midtown	(35,116)	-
Cash paid in connection with the acquisition of Bronx	(300,000)	-
Collections from loans receivable	35,708	67,446
Collections from loans receivable - related party	650	6,667
Net Cash Used in Investing Activities	(1,520,569)	(188,221)

Cash Flows from Financing Activities
Proceeds from issuance of restricted stock	-	180,000
Proceeds from offering, net of underwriter’s discount and offering costs	-	85,576
Repayments to Former Parent, net	-	(132,459)
Repayments of convertible note payable	(50,000)	(50,000)
Proceeds from other notes payable - related party	91,000	-
Proceeds from convertible notes payable	6,373,000	2,051,000
Proceeds from convertible notes payable - related parties	100,000	650,000
Repayments of convertible notes payable - related party	(100,000)
Repayments of other notes payable - related parties	(335,000)
Repayments of other notes payables	(233,193)	(50,000)
Proceeds from other notes payable	300,000	460,000
Net Cash Provided by Financing Activities	6,145,807	3,194,117

Net Increase in Cash	121,012	279,159
Cash - Beginning of Period	357,842	78,683
Cash - End of Period	$478,854	$357,842

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Twelve Months Ended
	December 31,
	2019	2018

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,093,261	$40,605

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$548,020	$3,434,506
Warrants issued in connection with convertible debt	$548,354	$399,554
Conversion of convertible notes payable to Former Parent into common stock	$-	$392,542
Conversion of notes payable into common stock	$-	$1,850,340
Other note payable exchanged for convertible note	$-	$635,294
Warrants issued and recorded as debt discount in connection with notes payable	$-	$343,818
Convertible Note issued to Former Parent in exchange for payable to Former Parent	$-	$475,000
Common stock issued in exchange for interest earned on convertible notes payable	$111,666	$-
Issuance of restricted stock	$1	$-
Common stock issued in exchange for interest earned on other notes payable	$479,323	$-
Conversion of convertible notes payable into common stock	$9,488,000	$-

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

On March 23, 2017, ARH authorized and facilitated the distribution of 790,901 shares of Common Stock of MMI held by American Restaurants, LLC, the wholly owned subsidiary of ARH, to the shareholders of the Former Parent (the “Spin-Off”). As a result of the Spin-Off on March 23, 2017, ARH is no longer a majority owner of MMI.

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

On September 15, 2017 (“Effective Merger Date”), pursuant to an Agreement of Merger, MMBC was merged (“Merger”) into MMI, with MMI as the surviving corporation, in a tax-free reorganization. Pursuant to the Merger, each share of common stock of MMBC (the “MMBC Common Stock”) owned by the members of MMF was converted into 113 shares of common stock of MMI, resulting in aggregate consideration of 221,567 shares of common stock of MMI to the members of MMF. As a result of the Merger, MMI directly owned 70% of the shares of CTI.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, Continued

On March 14, 2019, MMI formed a wholly owned subsidiary, Muscle Maker USA, Inc. (“Muscle USA.”), in the State of Texas.

In November 2019, MMI formed Muscle Maker Inc., LLC (“MMI NV.”) in the state of Nevada. Pursuant to the Articles of Incorporation filed in the state of Nevada, MMI NV has authorized capital stock consisting of 14,285,714 shares of common stock, with a $0.0001 par value per share.

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

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill restaurants. As of December 31, 2019, the Company’s restaurant system included ten company-owned restaurants, and twenty-eight franchise restaurants. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

Going Concern and Management’s Plans

As of December 31, 2019, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $478,854, $3,707,541, and $53,094,602, respectively. For the year ended December 31, 2019, the Company incurred a pre-tax net loss of $28,385,044. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these consolidated financial statements.

Subsequent to December 31, 2019, the Company received an aggregate of $6,930,000 consisting of a $150,000 another note payable to a lender and $6,780,000, net of underwriters and other fees of $920,000, upon closing of the initial public offering. (See Note 17 – Subsequent Events - Closing of Offering and Other Note Payable).

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, Continued

Going Concern and Management’s Plans, continued

Although management believes that the Company has access to capital resources, there are no commitments, other than aforementioned, in place for new financing as of the date of the issuance of these consolidated financial statements and there can be no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. The Company expects to have ongoing needs for working capital in order to (a) fund operations; plus (b) expand operations by opening additional corporate-owned restaurants. To that end, the Company may be required to raise additional funds through equity or debt financing. However, there can be no assurance that the Company will be successful in securing additional capital. If the Company is unsuccessful, the Company may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Effective December 11, 2019, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-7 reverse split of the Company’s issued common stock (the “Third Reverse Split”). All share and per share information has been retroactively adjusted to reflect the Third Reverse Split for all periods presented.

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

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates, continued

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include:

●	the fair value of assets acquired, and liabilities assumed in a business combination;
●	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
●	the estimated useful lives of intangible and depreciable assets;
●	estimates and assumptions used to value warrants issued in connection with notes payable;
●	the recognition of revenue; and
●	the recognition, measurement and valuation of current and deferred income taxes.

Estimates and assumptions are periodically reviewed, and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2019 or 2018.

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

Other intangible assets include franchise agreements which are amortized on a straight-line basis over their estimated useful lives of 13 years.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Instruments, continued

As of December 31, 2019, and December 31, 2018, the Company did not have any derivative liabilities on its balance sheets.

Revenue Recognition

During the first quarter 2019, the Company adopted Topic 606 “Revenue from Contracts with Customers” for revenue recognition related to contracts with customers and applied the guidance modified retrospectively. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations. The change between Topic 605 and Topic 606, primarily impacted the way the Company recognized franchise fees. Under Topic 605 franchise fees were recognized upon opening of a restaurant or granting of a new franchise term at a point in time while under Topic 606 franchise fees are recognized on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. The impact of the adoption of Topic 606 resulted in an adjustment of $875,902 in retained earnings and deferred revenues. The Company originally book an adjustment of $568,540 in the first quarter of 2019 pursuant to the new standard and revised this adjustment during the fourth quarter of 2019 by $307,362 as the Company identified additional deferred revenue expensed that impacted the opening retained earnings adjustment. The $307,362 adjustment impacted the consolidated balance sheet only and had no impact on the consolidated statement of operations.

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $3,466,553 and $3,869,758 during the years ended December 31, 2019 and 2018, respectively.

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognize revenues from gift cards as restaurant revenues once the Company performs obligation to provide food and beverage to the customer simultaneously with the redemption of the gift card or through gift card breakage, as discussed in Other Revenue below.

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $688,308 and $894,320 during the years ended December 31, 2019 and 2018, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $390,606 and $705,000 during the years ended December 31, 2019 and 2018, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $274,030 and $308,958 during the years ended December 31, 2019 and 2018, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Through its subsidiary CTI which was sold in May 2018, the Company derived revenue from the sale of POS computer systems, cash registers and camera systems, and from the provision of related consulting and support services, which generally include implementation, installation and training services. The Company recognized revenue when persuasive evidence of an arrangement existed, delivery of the product or service has occurred, the fee was fixed or determinable and collectability was reasonably assured. The Company recorded $0 and $244,633, respectively, of revenues from these technology sales and services during the years ended December 31, 2019 and 2018, respectively.

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. For the year ended December 31, 2019, the Company determine that no gift card breakage is necessary based on current redemption rates.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements, as well as unearned vendor rebates. Deferred revenue is recognized in income over the life of the franchise agreements and vendor rebates are recognized in income as performance obligations are satisfied.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $139,508 and $0, respectively, during the years ended December 31, 2019 and 2018, which are included in franchise advertising fund contributions on the accompanying consolidated statements of operations.

Impacts on Financial Statements

The following table summarized the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated financial statements:

	December 31, 2018	New Revenue Standard Adjustment	January 1, 2019
Deferred revenues	$907,948	$875,902	$1,783,850
Accumulated deficit	23,833,656	875,902	24,709,588

The Company revised the new revenue standard adjustment during the fourth quarter of 2019 by $307,362 as the Company identified additional deferred revenue that needed to be recognized that impacted the retained earnings adjustments. The $307,362 adjustment impacted the consolidated balance sheet only and had no impact on the consolidated statement of operations.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $34,119 and $26,314 for the years ended December 31, 2019 and 2018, are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Share, continued

The following securities are excluded from the calculation of weighted average diluted common shares at December 31, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive:

	December31,
	2019	2018
Warrants	2,450,287	312,078
Options	4,821	4,821
Convertible debt	95,400	618,153
Total potentially dilutive shares	2,550,509	935,052

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 83% and 78% of the Company’s purchases for the years ended December 31, 2019 and 2018, respectively.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company’s financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company’s financial condition, results of operations or cash flows. The Company does not expect any significant changes in its unrecognized tax benefits within years of the reporting date.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements and disclosures.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance can be applied using a full or modified retrospective approach. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for emerging growth companies for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. This amendment will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating ASU 2019-01 and its impact on its unaudited consolidated financial statements and financial statement disclosures.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on the Company’s unaudited consolidated financial statements.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 17 – Subsequent Events.

NOTE 4 – ACQUISITIONS

Midtown Acquisition

On August 22, 2019, the Company acquired a franchisee store in Midtown, New York, as a corporate store (the “Midtown Acquisition”). The purchase price of the store was $121,464, of which $35,116 related to equipment purchased and the remaining $86,348 was accounted for as goodwill. The Company paid cash of approximately $35,000 and also assumed a liability of approximately $86,000 which was recorded in accounts payable and accrued expenses. During the year ended December 31, 2019, the Company recorded sales revenues from this location of approximately $299,000 in company restaurant sales, net of discounts on the consolidated statement of operations.

The unaudited pro-forma financial information in the table below summarizes the combined results of operations of the Company and the Midtown franchisee store as though the acquisition had occurred as of January 1, 2018. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (Unaudited) For the Year Ended December 31,
	2019	2018
Revenues	$5,822,310	$7,190,901
Restaurant operating expenses	4,740,650	5,686,319
Total cost and expenses	9,405,961	10,681,544
Loss from Operations	(3,583,651)	(3,490,643)

Bronx Acquisition

On October 10, 2019, the Company acquired a former franchisee location in the Bronx, New York, as a corporate store (the “Bronx Acquisition”). The purchase price of the store was $600,000, of which $30,000 related to equipment purchased and the remaining $570,000 was accounted for as goodwill. The purchase price is payable as follows: $300,000 that was paid at closing and the remaining $300,000 is payable pursuant to a five-year promissory note with an eight percent interest rate. During the year ended December 31, 2019, the Company recorded sales revenues from this location of approximately $223,000 in company restaurant sales, net of discounts on the consolidated statement of operations.

The unaudited pro-forma financial information in the table below summarizes the combined results of operations of the Company and the Bronx franchisee store as though the acquisition had occurred as of January 1, 2018. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (Unaudited) For the Year Ended December 31,
	2019	2018
Revenues	$6,045,035	$7,434,802
Restaurant operating expenses	4,912,302	5,867,535
Total cost and expenses	9,577,613	10,862,760
Loss from Operations	(3,532,578)	(3,427,958)

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – ACQUISITIONS, continued

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - LOANS RECEIVABLE

At December 31, 2019 and 2018, the Company’s loans receivable consists of the following:

	December 31,	December 31,
	2019	2018
Loans receivable, net	$137,389	$112,911
Less: current portion	(38,712)	(37,155)
Loans receivable, non-current	$98,677	$75,756

During August 2019, the company advanced money to a former franchisee and issued a loan receivable in the amount of $60,186. The loan is payable in 120 monthly payments consisting of principal and interest of 12%, with the payments commencing as of December 1, 2019.

Loans receivable includes loans to franchisees totaling, in the aggregate, $137,389 and $112,911, net of reserves for uncollectible loans of $55,000 at December 31, 2019 and December 31, 2018. The loans have original terms ranging up to 10 years, earn interest at rates ranging from 2% to 12%, and are being repaid on a weekly or monthly basis.

NOTE 6 – LOANS RECEIVABLE FROM RELATED PARTIES

At December 31, 2019 and 2018, the Company’s loans receivable from related parties consist of the following:

	December 31, 2019	December 31, 2018
Loans receivable from related party, net	$-	650
Less: current portion	-	(650)
Loans receivable from related party, non-current	$-	-

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2019, and 2018, property and equipment consist of the following:

	December 31, 2019	December 31, 2018

Furniture and equipment	$617,712	$282,896
Leasehold improvements	1,518,293	626,368
	2,136,005	909,264
Less: accumulated depreciation and amortization	(489,126)	(271,977)
Property and equipment, net	$1,646,879	$637,287

Depreciation expense amounted to $217,149 and $134,712 for the years ended December 31, 2019 and 2018, respectively.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Non-Compete Agreement	Total
Intangible assets, net at December 31, 2017	$2,524,000	642,429	15,451	3,181,880
Amortization expense	-	(63,808)	(2,365)	(66,173)
Impairment of intangible assets	-	-	(13,086)	(13,086)
Intangible assets, net at December 31, 2018	2,524,000	$578,621	$-	$3,102,621
Amortization expense	-	(63,806)	-	(63,806)
Intangible assets, net at December 31, 2019	$2,524,000	$514,815	$-	$3,038,815

Weighted average remaining amortization period at December 31, 2019 (in years)		8.1	0.0

Amortization expense related to intangible assets was $63,806 and $66,173 for the years ended December 31, 2019 and 2018, respectively

The Company sustained operating and cash flow losses from inception which formed a basis for performing an impairment test of its Intangible Assets. As of December 31, 2019 and 2018, the Company performed a recoverability test on the franchise agreements that passed the test based on its projected future undiscounted cash flows generated through the asset’s use and eventual disposal and no further action was required.

The estimated future amortization expense is as follows:

For the Year Ended December 31,	Franchise Agreements
2020	$63,981
2021	63,806
2022	63,806
2023	63,806
2024	63,981
Thereafter	195,435
$514,815

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Accounts payable	$857,846	$841,334
Accrued payroll	139,320	181,452
Accrued professional fees	329,826	296,518
Accrued board members fees	59,864	143,108
Accrued rent expense	269,644	618,120
Sales taxes payable (1)	329,089	297,160
Accrued interest	520,682	433,494
Accrued interest, related parties	79,523	-
Other accrued expenses	45,154	76,194
	$2,630,948	$2,887,380

(1)	See Note 15 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

NOTE 10 – CONVERTIBLE NOTE PAYABLE TO FORMER PARENT

On April 6, 2018, the Company issued a $475,000 convertible promissory note (the “2018 ARH Note”) to the Former Parent for services rendered and expense paid on behalf of the Company. The 2018 ARH Note has no stated interest rate or maturity date and is convertible into shares of the Company’s common stock at a conversion price of $3.50 per share at a time to be determined by the lender.

On April 11, 2018, the Former Parent elected to partially convert the 2018 ARH Note for the principal of $392,542 into 112,154 shares of the Company’s common stock.

As of December 31, 2019, the Company had an aggregate gross amount of $82,458 in convertible notes payable to Former Parent outstanding, net of debt discount of in the amount of $0, and a net balance of $82,458. As of December 31, 2018, the Company had an aggregate gross amount of $82,458 in convertible notes payable to Former Parent outstanding, net of debt discount in the amount of 43,178, and a net balance of $39,280.

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. As of December 31, 2019, the Company has an aggregate debt discount of $0, net of amortization expenses, related to the beneficial conversion feature on the convertible note payable to Former Parent and as of December 31, 2018 the Company has an aggregate debt discount of $10,883, net of amortization expenses related to the beneficial conversion feature on the convertible note payable to Former Parent. For the year ended December 31, 2019 the Company recorded aggregate debt discounts of $0 related to the beneficial conversion feature on the convertible note payable to Former Parent and for the year ended December 31, 2018 the Company recorded aggregate debt discounts of $475,000 related to the beneficial conversion feature on the convertible notes payable to the Former Parent, which were amortized over the expected terms of the note.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –NOTES PAYABLE

15% Senior Secured Convertible Promissory Notes

From September 12, 2018 through December 31, 2018, the Company entered into Securities Purchase Agreements (“SPAs”) with several accredited investors (the “Investors”) providing for the sale by the Company to the investors of 15% Senior Secured Convertible Promissory Notes (the “15% Notes”) in the aggregate amount of $2,165,000, which included $635,000 in other notes payable that were converted into 15% Notes. The Notes bear interest at 15% per annum paid quarterly and mature 18 months from issuance. In addition to the 15% Notes, the Investors also received 154,643 five year warrants to purchase common stock of the Company (the “Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company at an exercise price of $8.40.

From January 1, 2019 through May 24, 2019, the Company entered into SPAs with several accredited Investors providing for the sale by the Company to the Investors of 15% Notes in the aggregate amount of $2,973,000, of which a $100,000 was to related parties. In addition to the 15% Notes, the Investors also received 212,354 five year warrants to purchase common stock of the Company (the “Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company at an exercise price of $8.40.

The Investors may elect to convert all or part of the 15% Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $7.00 (the “Fixed Conversion Price”); provided, however, in the event the per share price of a public offering multiplied by twenty-five percent (25%), as amended on April 10, 2019, at the time of the listing of the shares of common stock on an exchange (the “Listing Event”) is less than $7.00 (the “Discounted Public Offering Price”) then the conversion price shall be reset to equal the Discounted Public Offering Price. In the event the Investors are required to execute a Lock Up Agreement concurrent with a public offering at the time of the Listing Event, then the Fixed Conversion Price shall be $5.25 and the Discounted Public Offering Price shall be the public offering multiplied by forty five percent (17.50%), as amended on April 10, 2019, at the time of the Listing Event. Upon the occurrence of a Listing Event or the sale or license of all or substantially all of the Company’s assets (a “Liquidity Event”), the entire unpaid and outstanding principal amount and any accrued interest thereon under this Note shall automatically convert in whole without any further action by the Holder.

The Investors to the 15% Notes, received an aggregate of 366,997 warrants (“Original Warrants”) to purchase common stock of the Company (the “Warrants”) that entitles the holder to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The Warrants are exercisable for five years at an exercise price of $8.40. In the event the conversion price is adjusted as contemplated above, then the exercise price shall adjust to equal 120% of the adjusted conversion price. The Investors may exercise the Warrants on a cashless basis.

The Securities Purchase Agreements require that until the Company’s stock is listed on a public exchange (“Listing Event”), a note holder holds the right to designate one member and one observer to the board of directors of the Company and that the Company shall engage an investor relations firm mutually agreed to by the Company and a note holder from the time of the Listing Event until six months after the Listing Event. The Company is also required to engage Insight Advisory as a consultant to provide business and financial advice.

The Company granted the Investors piggyback registration rights with respect to the shares of common stock underlying the Notes and the Warrants.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –NOTES PAYABLE, continued

15% Senior Secured Convertible Promissory Notes, continued

On December 5, 2019, an aggregate of $4,343,000 SPA Notes, were amended and converted, into 2,171,500 shares of our common with an amended conversion price of $2.00. In addition, per the amendments the Company modified the Original Warrants issued of 303,071 with an exercise price of $8.40 to warrants to acquire an aggregate of 1,085,750 shares of common stock of the Company with an exercise price of $2.40.

On December 5, 2019, a $345,000 SPA Notes, was amended and converted, into 138,000 shares of our common stock with an amended conversion price of $2.50. In addition, per the amendments the Company modified the Original Warrants issued of 24,643 with an exercise price of $8.40 to warrants to acquire an aggregate of 69,000 shares of common stock of the Company with an exercise price of $3.00.

12% Secured Convertible Notes

During April 2019, Muscle USA entered into security purchase agreement (“April 2019 SPA”) with the several accredited investors (“April 2019 Investors”) providing for the sale by the Company to the investors of 12% secured convertible notes (“April 2019 Notes”) in the aggregate amount of $3,500,000 (the “April 2019 Offering”).

The April 2019 Notes bear interest at 12% per annum, paid quarterly, and mature 18 months from issuance. The April 2019 Investors may elect to convert all or part of the April 2019 Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $14.00 per share (the “April 2019 Conversion Price”); provided, however, in the event the per share price of a public offering multiplied by fifty percent (50%) at the time of the Company listing on a national exchange (the “April 2019 Discounted Public Offering Price”) is less than $14.00 then the April 2019 Conversion Price shall be reset to equal the lesser of (i) April 2019 Discounted Public Offering Price or (ii) a price per share equal to a $20 million valuation.

In addition to the April 2019 Notes, the Investors also received 125,000 warrants to purchase common stock of the Company (the “April 2019 Warrants”) that entitle the holders to purchase a number of shares equal to 50% of the conversion shares of common stock of the Company. The April 2019 Warrants are exercisable for five years at an exercise price of 115% of the conversion price.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –NOTES PAYABLE, continued

12% Secured Convertible Notes, continued

On December 5, 2019, an aggregate of $3,175,000 April 2019 Notes, were amended and converted, into 1,270,000 shares of our common stock with an amended conversion price of $2.50. In addition, per the amendments the Company modified the original warrants issued of 113,393 with an exercise price of $16.10 to warrants to acquire an aggregate of 635,000 shares of common stock of the Company with an exercise price of $2.88.

On December 5, 2019, a $250,000 April 2019 Notes, was amended and converted, into 83,333 shares of our common stock with an amended conversion price of $3.00. In addition, per the amendment the Company modified the original warrants issued of 8,929 with an exercise price of $16.10 to warrants to acquire an aggregate of 41,667 shares of common stock of the Company with an exercise price of $3.45.

Other Convertible Notes

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

On January 24, 2018 to January 25, 2018, the Company received an aggregate of $150,000 associated with the issuances of convertible promissory notes payable, of which $100,000 were issued to a related party, as amended and extended on or about January 29, 2018, with a stated interest rate of 10% per the original 60-day-term, convertible at the option of the holder into common stock at a price per share of $11.375 (50% of initial public offering price), and, if not converted, will become due and payable along with the principal amount upon the earlier of (a) six months following the extension or (b) the approval of the Form 1-A Registration Statement.

In January 2018, the Company and certain note holders, including related parties, agreed to extend the maturity date of convertible notes payable in the aggregate principal amount of $1,591,800 to be upon the earlier of the closing of the initial public offering, but no later than July 29, 2018.

On February 7, 2018, the Company and a note holder entered into an amendment to a promissory note issued by the Company on May 31, 2017, whereby the parties agreed to (i) extend the term of the note to March 15, 2018, (ii) increase the outstanding balance of the note to $170,000, inclusive of principal and interest and (iii) the Company agreed to payments on the following dates: (a) $70,000 upon entering into the amendment and (b) $100,000 on March 15, 2018. See Note 15 – Litigations, Claims and Assessments for further action taken by the note holder.

During May 8, 2018 to September 30, 2018, the Company received an aggregate of $784,000 associated with the issuances of convertible promissory notes payable, of which $550,000 were issued to a related party. In addition, the Company issued a convertible promissory note of $30,000 for which the proceeds was received by the Former Parent and the Company recorded the corresponding receivable. The notes bear no stated interest or maturity date. The notes are convertible into shares of the Company’s stock upon the earlier of (a) six months from the issue date or (b) the first day the company’s stock is publicly traded or (c) converted at the option of the holder. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 58,142 shares of MMI’s common stock at an exercise price of $22.75 per share.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –NOTES PAYABLE, continued

Other Convertible Notes, continued

During July 2018, the Company received an aggregate of $137,000 associated with the issuances of convertible promissory notes payable. The notes bear no stated interest or maturity date. The notes are convertible into shares of the Company’s stock upon the earlier of (a) six months from the issue date or (b) the first day the company’s stock is publicly traded or (c) converted at the option of the holder. In connection with the issuances of the convertible promissory notes, the Company issued three-year warrants for the purchase of an aggregate of 9,785 shares of MMI’s common stock at an exercise price of $22.75 per share.

During the year ended December 31, 2018, convertible notes with an aggregate amount of $1,850,340 were automatically converted into 214,918 shares of the Company’s common stock pursuant to the terms of the notes.

On or about January 23, 2019, the Company and certain note holders, including related parties, agreed to extend the maturity date of the convertible notes payable, as amended and extended on or about August 2018, in the aggregate principal amount of $1,550,000, of which $400,000 was to related parties, to be upon the earlier of (a) January 24, 2020 or (b) the first day the company’s stock is publicly traded. All interest due and payable on the notes, shall be converted into shares of common stock at a conversion price of $1.00 per share. The Company reclassified $12,972 of convertible notes payable at December 31, 2018 to convertible notes payable related parties during the quarter ended September 30, 2019.

During April 2019, the Company repaid convertible notes payable in the aggregate principal amount of $150,000, of which $100,000 belong to related parties. In addition, the company issued 15,952 of the company’s common stock as payment for the interest incurred on the convertible notes payable repaid in the aggregate amount of $111,666.

On December 5, 2019, an aggregate of $1,375,000 of our original other coverable notes, were amended and converted, into 392,850 shares of our common stock with an amended conversion price of $3.50. In addition, per the amendments the Company modified the original warrants issued of 10,713 with an exercise price of $65.31 to warrants to acquire an aggregate of 200,000 shares of common stock of the Company with an exercise price of $3.50.

As of December 31, 2019, and 2018 the Company has another convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 15 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 other convertible note payable.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –NOTES PAYABLE, continued

Other Convertible Notes, continued

During the year ended December 31, 2019, as discussed throughout this footnote, various convertible notes where amended and the note holders where induced to convert their notes and the Company incurred inducement expense related to the convertible notes of $15,102,206. The modification was a once of event that only applied to holders willing to convert and therefore was recorded as inducement expense.

During the year ended December 31, 2019, as discussed throughout this footnote, various warrants terms where modified. As a result, the Company recorded warrant modification expense of $5,405,770. In applying the Black-Scholes option pricing model to value the warrants that where modified, the Company used the following assumptions:

For the Years Ended
December 31,
2019
Risk free interest rate	1.55 – 1.62%
Expected term (years)	0.28 – 4.79
Expected volatility	46.69- 52.54%
Expected dividends	0.00%

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrants at the date of grant is also recorded as a debt discount. As of December 31, 2019, the Company has an aggregate debt discounts on the convertible notes and convertible notes, related parties of $38,918 and $0, net of amortization expenses, related to the warrants and the beneficial conversion feature, respectively, and as of December 31, 2018 the Company recorded aggregate debt discounts on the convertible notes and convertible notes, related parties of $320,030 and $1,226,691, net of amortization expenses, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes. For the year ended December 31, 2019 and 2018 the Company recorded aggregate debt discounts of $548,354 and $548,020, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes, which were amortized over the expected terms of the respective notes.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –NOTES PAYABLE, continued

Other Notes Payable

On January 4, 2018 the Company issued a $25,000 promissory note to a related party. The note has a stated interest of 10% over the original term of sixty days. The note as amended and extended on January 29, 2018 becomes due and payable upon the earlier of (a) six month following the date of extension or (b) the approval of the Form 1-A Registration Statement.

On January 24, 2018, the Company entered into a promissory note with an unrelated third party in the principal amount of $511,765 with a maturity date of March 30, 2018. The note is issued with a 15% original issue discount of which the Company received cash proceeds of $435,000. In connection with the promissory note, the Company issued three-year warrants for the purchase of an aggregate of 11,247 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $155,104 has been amortized over the terms of the note and was recorded as interest. The warrant contains a cashless exercise provision and piggyback registration rights as to the common stock underlying the warrants subsequent to the filing and effectiveness of the Form 8-A with the SEC following the closing of the initial public offering. In the event of default, the principal amount of the note is to be increased by 30% of the original principal amount and another three-year warrant for the purchase of an additional 11,247 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price, which together with the original warrant would constitute 100% warrant coverage. On March 30, 2018, the Company had defaulted on the loan and as a result the principal interest amount of the note has increase by $153,529 and the Company issued the additional three-year warrants for the purchase of an aggregate of 11,247 shares of the Company’s common stock with an exercise price per share at 50% of initial public offering price. The grant date fair value of the warrants of $149,951 has been recorded as interest expense. The Company has since defaulted on the note and the note was subsequently converted into Secured Convertible Promissory Notes (see Note 17 Subsequent Events - 15% Senior Secured Convertible Notes).

On or about January 23, 2019, the Company and certain note holders, including related parties, agreed to extend the maturity date of the notes payable, as amended and extended on or about August 2018, in the aggregate principal amount of $560,000 to be upon the earlier of (a) January 24, 2020 or (b) the first day the company’s stock is publicly traded. All interest due and payable on the notes, shall be converted into shares of common stock at a conversion price of $7.00 per share.

During April 2019, the Company repaid other notes payable in the aggregate principal amount of $560,000, of which $335,000 belong to related parties. In addition, the company issued 68,475 of the company’s common stock as payment for the interest incurred on the other notes payable repaid in the aggregate amount of $479,323.

On May 1, 2019, the Company issued a $91,000 promissory note to a related party. The note has a stated interest rate of 15% over the original term of one year with monthly interest payments. The note becomes due in one year or the first day the Company trades publicly on an exchange.

During December 2019, the Company issued a note payable in the principal amount of $300,000. The note has an original issue discount of 20%. The note becomes due in full on or before February 21, 2020. The note has been repaid as of the date of the filing of this report.

On October 10, 2019, the Company issued a note payable in connection with the acquisition of the franchisee location in the amount of $300,000. The note has a stated interest rate of 8% with monthly payments payable over 5 years. See Note 4 – Acquisitions – Bronx Acquisition for details regarding a note payable.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –NOTES PAYABLE, continued

As of December 31, 2019, the Company had an aggregate gross amount of $650,000 in convertible notes payable outstanding, net of debt discount in the amount of $38,918 and a net balance of $611,082 included within convertible notes payable, net of debt discount. As of December 31, 2018, the Company had an aggregate gross amount of $3,428,266 in convertible notes payable outstanding, net of debt discount in the amount of $1,313,259 and a net balance of $2,115,007 included within convertible notes payable, net of debt discount.

As of December 31, 2019, the Company had an aggregate gross amount of $0 in convertible notes payable, related parties, outstanding, net of debt discounts in the amount of $0 and a net balance of $0 included within convertible notes payable, related parties, net of debt discount. As of December 31, 2018, the Company had an aggregate gross amount of $387,028 in convertible notes payable outstanding, net of debt discounts in the amount of $233,462 and a net balance of $153,566 included within convertible notes payable, related parties, net of debt discount.

As of December 31, 2019, the Company had an aggregate amount of $591,807 and 91,000 in other notes payable and other notes payable, related parties, respectively. As of December 31, 2018, the Company had an aggregate amount of $225,000 and 335,000 in other notes payable and other notes payable, related parties, respectively.

As of December 31, 2019, our gross outstanding debt of $1,415,265, together with interest at rates ranging between 10% - 15% per annum, was due on various dates through October 10, 2024. As of December 31, 2019, our outstanding debt was as follows:

Principal
Maturity Date	Amount
Past Due	$182,458
3/31/2020	487,496
6/30/2020	303,747
9/30/2020	113,004
12/31/2020	13,265
03/31/2021	88,533
Thereafter	226,762
$1,415,265

NOTE 12 – DEFERRED REVENUE

At December 31, 2019 and 2018, deferred revenue consists of the following:

	December 31, 2019	December 31, 2018
Franchise fees	$1,210,719	$801,107
Unearned vendor rebates	64,953	106,841
Less: Unearned vendor rebates, current	(64,953)	(106,841)
Less: Franchise fees, current	(57,744)	(801,107)
Deferred revenues, non-current	$1,152,975	$-

Deferred revenue of $396,131 at December 31, 2018 was recognized in revenue in 2019 within franchise royalties and fees on the consolidated statement of operations. Deferred revenue of $57,744 at December 31, 2019 is expected to be recognized during 2020.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, 2019	December 31, 2018
Gift card liability	$88,673	$122,221
Co-op advertising fund liability	298,662	240,226
Advertising fund liability	265,308	245,039
	$652,643	$607,486

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2019 and 2018 are presented below:

	For the Years Ended
	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$4,599,898	$3,328,192
Receivable allowance	21,000	30,800
Stock-based compensation	267,226	244,157
Accruals	48,502	44,816
Intangible assets	469,169	527,235
Property and equipment	2,858	-
Deferred revenues	358,646	166,025
Gross deferred tax asset	5,767,299	4,341,225

Deferred tax liabilities:
Beneficial conversion feature	(10,897)	(352,111
Deferred Rent	(260)	(5,798

Gross deferred tax liabilities	(11,157)	(357,909)

Net deferred tax assets	5,756,142	3,983,316

Valuation allowance	(5,756,142)	(3,983,316)

Net deferred tax assets, net of valuation allowance	$-	$-

The income tax (provision) benefit for the periods shown consist of the following:

	For the Years Ended
	December 31,
	2019	2018
Federal:
Current	$-	$-
Deferred	1,329,620	606,915
State and local:
Current	-	-
Deferred	443,206	202,305
	1,772,826	809,220
Change in valuation allowance	(1,772,826)	(809,220)
Income tax (provision) benefit	$-	$-

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – INCOME TAXES, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	For the Years Ended
	December 31,
	2019	2018

Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	7.0%	7.0%
Permanent differences	(20.6)%	(0.6)%
Income passed through to non-controlling interests	(0.0)%	(0.0)%
Change in effective rate	(0.4)%	(3.0)%
Other	(0.8)%	(0.1)%
Change in valuation allowance	(6.2)%	(24.3)%

Effective income tax rate	0.0%	0.0)%

At December 31, 2019 and 2018, the Company had approximately $16.4 million and $11.9 million, respectively, each of federal and state net operating losses (“NOLS”) which may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire from 2030 to 2037 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the utilization of the Company’s net operating loss carryforwards could be subject to annual limitations if there has been greater than 50% ownership change. As such, the Company has tracked its ownership changes in accordance with Section 382 and has determined that the Company’s net operating loss carryforwards are subject to annual limitations due to a greater than 50% ownership change which occurred during the year ended December 31, 2019. The Section 382 limitation will be approximately $500,000 a year. Based on this limitation, none of the prior year NOLS are expected to expire before being utilized, therefore, no reduction in the NOL carryforward is required.

The Company has filed income tax returns in the U.S. federal jurisdiction and the states of California, New Jersey, Texas and New York. The Company’s tax return filed for 2018, 2017, 2016 and 2015 remains subject to examination.

The Company is in the process of filing its amended U.S. Federal and State tax returns for the years ended December 31, 2018, 2017 and 2016. The NOLS for the years will not be available until the returns are filed. Assuming these returns are filed, as of December 31, 2019 the company had approximately $11.9 million of Federal and State NOLS that may be available to offset future taxable income.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The leases are subject to certain annual escalations as defined in the agreements. The Company recognizes rent on a straight-line basis. The cumulative difference between the rent payments and the rent expense since the inception of the leases was $79,338 at December 31, 2019.

During the year ended December 31, 2018, the Company became obligated for payments pursuant to two new lease agreements for restaurant spaces with lease terms of 10 years, exclusive of options to renew. These lease agreements have a monthly rent expense based on a percentage fee of eight percent of gross sales for each year of the agreement.

On August 1, 2019, the Company entered into a settlement agreement with a landlord in connection with the prior executive office in Houston, Texas as the Company vacated the property on April 30, 2018. The Company owed the landlord the sum of $58,522. The landlord agreed to accept $32,283 as full payment of the damages. Pursuant to the settlement we will make three equal payments of $10,761 with the first payment to be made on August 2, 2019, the second payment is to be made on September 1, 2019 and the final payment is to be made on October 1, 2019. As of December 31, 2019, the Company has met all their obligations and the full amount has been paid.

On August 22, 2019, the Company entered into a sublease with sublandlord, in connection with the acquisition of the Midtown location, for a lease with a term ending on August 31, 2020. The Company may terminate this sublease with the sublandlord with 30-day notice. The lease calls for annual base rent during the remaining term ranging between $10,448 an $11,417. See Note 4 Acquisition – Midtown Acquisition.

On October 10, 2019, the Company entered into a lease agreement for five years with a landlord in connection with the acquisition of the Bronx location. The lease calls for an annual base rent of $6,500 per month for the first twenty-four months, with annual three percent rent increase thereafter. The lease has the option of two five-year extensions with an annual three percent rent increase.

During the year ended December 31, 2019, the Company became obligated for payments pursuant to two new lease agreements for restaurant spaces with lease terms of 10 years, exclusive of options to renew. These lease agreements have a monthly rent expense based on a percentage fee of eight percent of gross sales for each year of the agreement. One of the lease states that the percentage fee will be ten percent for gross sales equal or greater than $1,000,000 for an agreement year.

The Company has recorded security deposits, totaling, in the aggregate, approximately $37,000 and $33,000 as of December 31, 2019 and 2018, respectively.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES, continued

Operating Leases, continued

Future aggregate minimum lease payments for these leases and others as of December 31, 2019 are:

Future Minimum Lease Payments

2020	$435,583
2021	424,103
2022	376,902
2023	376,902
2024	276,079
Thereafter	214,477
$2,104,046

Total rent expense was $467,106 and $980,136 for the years ended December 31, 2019 and 2018, respectively. Of which $417,220 is recognized as rent expense under operating cost and expenses on the consolidated statement of operations and the remaining $49,886 is recognized within general and administrative expense on the consolidated statement of operations.

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

On May 1, 2018, the Company appointed Michael J. Roper as Chief Executive Officer (“CEO”) of the Company and entered into an Employment Agreement with Mr. Roper. During the term of the agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000 and will be eligible for a discretionary performance bonus to be paid in cash or equity. Mr. Roper is also entitled to 14,285 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. In addition, Mr. Mohan resigned as Interim President of the Company.

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

On September 26, 2018, the Company rehired Ferdinand Groenewald as Chief Financial Officer of the Company and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as Chief Financial Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 1,428 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 3,571 in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees. In addition, pursuant to board approval, Mr. Groenewald is entitled to 15,714 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000.

On September 26, 2018, the Company appointed Kenneth Miller as Chief Operating Officer of the Company and entered into an Employment Agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as Chief Operating Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller is also entitled to 14,285 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. Mr. Miller is eligible for a discretionary performance cash and equity bonuses which will include cash of $50,000 and 10,714 shares of common stock upon completion of the Public Offering, which may be increased to 17,857 shares in the event $5 million is raised. Mr. Miller is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

On October 26, 2018, the Company entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing the Company on a national exchange and raising $3,000,000 (the “IPO”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which was increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and will be increased to $350,000 upon the Company completing the IPO. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the IPO. Mr. Roper is entitled to $100,000 bonus upon closing of the IPO. Mr. Roper is also entitled to 14,285 shares of common stock of the Company that will be issued upon a Public offering of at least $3,000,000. In addition, pursuant to board approval on June 29, 2019, Mr. Roper is entitled to 35,714 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000. In the event the Company raises $3 million or $5 million upon completion of a public offering together with listing on a national exchange, then Mr. Roper will receive 21,428 restricted stock units or 35,714 restricted stock units, respectively. In addition, Mr. Roper will be entitled to receive 14,285 restricted stock units upon the one- and two-year anniversaries of his employment that will be issued upon a Public Offering.

On October 26, 2018, the Company entered into an Employment Agreement with Kevin Mohan. Pursuant to the Employment Agreement, Mr. Mohan will be engaged as Chief Investment Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Mohan will be entitled to a base salary at the annualized rate of $156,000, which will be increased to $175,000 upon the IPO. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Mohan is entitled to $50,000 bonus upon closing of the IPO. In the event the Company raises $3 million or $5 million, then Mr. Mohan will receive 14,285 restricted stock units or 28,571 restricted stock units, respectively. In addition, pursuant to board approval on June 29, 2019, Mr. Mohan is entitled to 35,714 shares of common stock of the Company that will be issued upon a Public Offering of at least $3,000,000.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

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

On May 6, 2019, the Company appointed Aimee Infante as Chief Marketing Officer of the Company and entered into an Employment Agreement with Ms. Infante. Pursuant to the Employment Agreement, Ms. Infante will be employed as Chief Marketing Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the Employment Agreement. During the term of the Employment Agreement, Ms. Infante will be entitled to a base salary at the annualized rate of $125,000, which will be increased to $150,000 upon the completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”). Following the closing of the Public Offering, Ms. Infante will receive a one-time $10,000 cash bonus and will be entitled to an annual cash bonus based on 25% of her base salary subject to satisfying specific written criteria. The Company agreed to issue Ms. Infante 714 restricted stock units upon closing of the Public Offering, which may be increased to 1,071 restricted stock units if the Public Offering is in excess of $5 million. Ms. Infante is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

Consulting Agreements

On September 12, 2018, the Company entered into a Consulting Agreement with a professional business and financial expert to provide the Company financial and business advice including, but not limited, to discussing financing, potential business opportunities and potential acquisition. In addition, the consultant will help the Company select an underwriter to conduct an offering and will work with Company to prepare for the offering. Pursuant to the terms of the agreement the Company agreed to pay $140,000 in cash and to issue 35,714 restricted shares of the Company’s common stock on or before September 30, 2018. In addition, the Company agrees to pay the following additional fees (i) $70,000 in cash and 10,000 in restricted shares upon performance of the first milestones per the SPA, (ii) $70,000 in cash and 10,000 in restricted shares upon performance of the second milestones per the SPA and (iii) $150,000 in cash and 28,571 in restricted shares upon the completion of both the contract and the Company’s offering. As of December 31, 2019, the company issued an aggregate of 55,714 shares of common stock pursuant to the agreement and paid $280,000 in cash pursuant to the terms of the agreement. See Note 17 – Subsequent Events – Common Stock Issuance for issuance subsequent to year end as the Company’s offering was completed during 2020.

On May 24, 2019, the Company entered into a Consulting Agreement with a project management group to assist with various financial matters, documentation and presentations as needed. Pursuant to the terms of the agreement, the Company will pay $5,000 per month until the contract is cancelled by either party with written notice.

During July 2019, the Company entered into a Consulting Agreement, effective as of July 1, 2019, with an advisory group to provide strategic business services in connection with a future offering. The term of the agreement is for one year. Pursuant to the terms of the agreement, the Company issued 41,426 restricted shares of common stock and agreed to pay a cash fee of $75,000 upon signing the agreement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES, continued

Consulting Agreements, continued

During July 2019, the Company entered into a Consulting Agreement with a consultant with a background in menu and recipe development to develop a new menu and recipes for a new healthy restaurant concept called Healthy Joe’s. The Company will issue an aggregate of 1,642 shares of common stock as payment pursuant to the terms of the agreement and reimburse the consultant for any out of pocket expenses in connection with the services provided pursuant to the agreement. As of December 31, 2019, the Company issued 500 shares to the consultant pursuant to the agreement.

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

In addition, on an ongoing basis pursuant to the approved board compensation plan each director will receive 1,428 shares of common stock per year for service as director, 185 shares of common stock per year for service on each committee and 142 shares of common stock per year for service as chair for such committee. The shares of common stock for committee service will be limited to two committees.

The Company will issue shares of common stock upon the occurrence of the public offering and up listing on a national exchange as follows, which shall be prorated for a partial year: (i) directors that served as directors during the year ended December 31, 2017 will each receive 714 shares of common stock, (ii) directors that served as directors during the year ended December 31, 2018 will each receive 1,428 shares of common stock and (iii) directors that served as directors during the year ended December 31, 2019 will each receive 1,428 shares of common stock.

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

On August 5, 2019 the Company authorized the issuances of an aggregate of 17,005 shares of common stock, valued at a $7.00 per share, to the members of the board of directors.

On October 19, 2019 the Company authorized the issuances of an aggregate of 3,748 share of common stock to the members of the board of directors. As of December 31, 2019 the Company accrued a total of $59,864 related to board compensation.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES, continued

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued for approximate $329,089 and $297,160, which includes interest as of December 31, 2019 and December 31, 2018 related to this matter.

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of December 31, 2019, the Company has accrued $52,500 for the remaining liability in accounts payable and accrued expenses.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of December 31, 2019, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $18,237 in accounts payable and accrued expenses.

In April 2018, the Company and Former Parent was listed as a defendant in a lawsuit filed by a landlord (“Former Landlord”) in the Superior Court of the State of California. The Former Landlord is seeking $531,594 in damages for rent, interest and other expenses. The original lease was for a 5-year period and commenced on or about September 30, 2015. On January 15, 2019, the Company and the Former Landlord entered a settlement and release agreement. Pursuant to the settlement the Company shall pay the amount of $531,594 as follows (i) first payment of $49,815, net of security deposit of $11,185, on or before January 23, 2019, (ii) second payment of $25,000 on or before February 28, 2019 and (iii) thereafter sixty-nine payments of $6,400 on or before the 15th of each month beginning on March 15, 2019. Conditioned on the Company making twelve timely installment payments of $6,400, the Company would be released of the remaining liability pursuant to the judgement. As of December 31, 2019, the Company has met all their obligations and the full amount has been paid.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On May 4, 2018, Stratford Road Partners, LLC (“Stratford”) filed suit against the Company’s subsidiary for non-payment of rent in the small Claims court in the State of North Carolina. Since then the property has been vacated and the landlord offered a settlement of $10,000 with no further lease obligation. On June 5, 2019 the Company signed the settlement agreement and made the payment to the landlord. As of December 31, 2019, the Company has met all their obligations and the full amount has been paid.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of December 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

On December 12, 2018, the Company was listed as a defendant to a lawsuit filed by a landlord in the Superior Court of the State of California. Fountain Valley is seeking approximately $121,000 in damages for rent, interest and other expenses. On February 15, 2019, the Company entered into a settlement agreement and payment plan in the amount of $85,000. The Company agreed to make the following payments (i) $15,000 on or before March 15, 2019, and (ii) ten monthly installments of $7,000 commencing on April 15, 2019 and continuing monthly on the 15th day of each month though January 15, 2020. The company has accrued for the liability in accounts payable and accrued expenses and has been making repayments pursuant to the settlement agreement. As of January 15, 2020, the Company has met all their obligations and the full amount has been paid.

On January 18, 2019, the Company entered into an expense reimbursement agreement with an employee in connection with unreimbursed expenses incurred on behalf of the Company in the amount of $81,140 recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee as follows (a) $1,750 upon execution of the agreement, (b) $1,000 a week commencing on January 25, 2019 ending May 24, 2019, (c) a onetime payment of $40,000 on the earlier of March 31, 2019 or when the Company fully received the anticipated funding from the a tranche of the 15% Senior Secured Convertible Notes and (d) a onetime payment of $21,390 on the earlier of May 31, 2019 or when the Company has fully received the anticipated funding from the second tranche of the 15% Senior Secured Convertible Notes. As of December 31, 2019, the full amount of $ 81,140 has been repaid.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of December 31, 2019, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On May 6, 2019, the Company entered into a commission’s payment agreement in the aggregate amount of $45,894 in connection with past due commission recorded in accounts payable and accrued expenses as of March 31, 2019. The Company shall pay the employee the outstanding commission balance as follows (a) $10,894 upon execution of the agreement and (b) $7,000 per month for five months starting on May 31, 2019. As of December 31, 2019, the full amount of $45,894 has been repaid.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management, such matters are currently not expected to have a material impact on the Company’s financial statements.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements after consulting legal counsel.

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

NOTE 16 – EQUITY

Authorized Capital

As of December 31, 2019, the Company was authorized to issue 14,285,714 shares of $0.0001 par value per share common stock. The holders of the Company’s common stock are entitled to one vote per share.

Common Stock Issuances

During the year ended December 31, 2018, the Company sold 180,000 shares of common stock of the company to various investors at a purchase price of $1.00 per share providing $180,000 of proceeds to the Company.

See Note 11 – Notes Payable – 15% Senior Secured Convertible Promissory Notes, 12% Secured Convertible Notes, and Other Convertible for details related to stock issuances in connection with conversions of notes for the year ended December 31, 2019. See Note 15 – Commitments and Contingencies – Consulting Agreements and Board Compensation for details related to additional stock issuances for the year ended December 31, 2019.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Stock Option and Stock Issuance Plan

2017 Plan

The Company’s board of directors and shareholders adopted and approved on July 27, 2017 and September 21, 2017, respectively, the Stock Option and Stock Issuance Plan (“2017 Plan”), effective September 21, 2017, under which stock options and restricted stock may be granted to officers, directors, employees and consultants. Under the 2017 Plan, the Company reserved 153,061 shares of common stock for issuance. Upon the adoption of our 2019 Equity Incentive Plan, we will no longer issue awards under the 2017 Plan, but any existing awards granted to our management team and Board of Directors will remain outstanding under the 2017 Plan.

2019 Plan

The Company’s board of directors and shareholders approved and adopted on October 28, 2019 the 2019 Equity Incentive Plan (“2019 Plan”), effective on October 28, 2019 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, , stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2019 Plan, the Company reserved 214,286 shares of common stock for issuance. As of the date of the issuance of these consolidated financial statements no shares have been issued under the 2019 Plan.

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

Restricted Common Stock

During September 30, 2018, the Company issued 35,714 restricted common stock of the Company to a consultant with an aggregate fair value of $250,000. The shares are fully vested on the date of grant. During the year ended December 31, 2019, the Company issued an aggregate of 61,426 restricted common stock of the Company to consultants with an aggregate fair value of $430,000. See Note 15 – Commitments and Contingencies – Consulting Agreements.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Restricted Common Stock, continued

At December 31, 2019, the unamortized value of the restricted common stock was $80,898. The unamortized amount will be expensed over a weighted average period of 1.01 years. A summary of the activity related to the restricted common stock for the years ended December 31, 2019 and December 31, 2018 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2018	13,882	$47.74
Granted	35,714	7.00
Forfeited	(4,064)	65.31
Vested	(39,469)	63.84
Outstanding at December 31, 2018	6,063	44.38
Granted	61,426	7.00
Forfeited	(1,649)	65.33
Vested	(63,414)	8.83
Outstanding at December 31, 2019	2,426	$41.58

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $666,504 and $383,966 for the years ended December 31, 2019 and 2018, respectively, of which $78,455 and $380,871, respectively, was recorded in general and administrative expenses, $2,700 and $3,094, respectively, was recorded in labor expense with restaurant operating expenses and $585,349 and $0, respectively, was recorded in consulting expenses.

Warrants

A summary of warrants activity during the years ended December 31, 2019 and 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2017	74,435	$63.21	1.9
Issued	247,209	12.74
Exercised	-	-
Outstanding, December 31, 2018	312,078	$23.66	3.3
Issued	2,138,209	4.88
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2019	2,450,287	$5.51	3.7

Exercisable, December 31, 2019	2,450,287	$5.51	3.7

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Warrants, continued

The grant date fair value of warrants granted during the years ended December 31, 2019 and 2018 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2019	2018
Risk free interest rate	1.55 – 2.62%	2.27 - 3.05%
Expected term (years)	0.28 - 5.00	3.00 - 5.00
Expected volatility	46.69- 88.10%	38.57- 55.37%
Expected dividends	0.00%	0.00%

NOTE 17 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to December 31, 2018 and through the date of the issuance of these consolidated financial statements, the Company opened one additional company-owned restaurant.

Closing of Offering

On February 12, 2020, the Company priced its initial public offering of 1,540,000 shares of common stock at a price of $5.00 per share. The Company started trading on the Nasdaq Capital Market on February 13, 2020 under the ticker symbol “GRIL”. The Company closed on the offering on February 18, 2020, yielding proceeds of $6,780,000, net of underwriters and other fees of $920,000. Upon closing of the offering the Company issued 123,200 warrants to the underwriters as part of their agreement.

Other Note Payable

Subsequent to December 31, 2019 the Company issued a note payable in the principal amount of $150,000. The notes have an original issue discount of 20%. The notes become due in full on or before February 21, 2020. The note has been repaid as of the date of the filing of this report.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS, continued

Kitchen Service Agreement

On February 26, 2020, the Company entered into a Kitchen Services Agreement with a major delivery-only kitchen concept. The Kitchen Services Agreement(s) provide for five initial locations starting in the Chicago market. In addition, the Company has placed deposits for an additional five locations to be determined. The Kitchen Services Agreement(s) provide the Company with access to the delivery-only locations for a one-year term with an automatic one-year renewal unless terminated by either party. The delivery-only locations are set up for third party delivery and provide that the Company must pay monthly license fees, processing service fees and storage service fees.

Board Compensation

On April 21, 2020 the Company authorized the issuance of an aggregate of 25,616 share of common stock to the members of the board of directors as compensation earned through the end of the fourth quarter of 2019.

Consulting Agreement

On February 18, 2020, the Company entered into a professional services agreement with a company to provide advice on business development of food stores and delivery kitchen operations. In addition, they will review and advise the Company on potential acquisition targets, including financial analytics for post-merger entities and provide assistance in preparing pro-forma financial information. The term of the agreement commences from the effective date on February 18, 2020 and expires on February 18, 2021. Pursuant to the terms of the agreement the Company agreed to issue 300,000 shares of the Company’s common stock and 100,000 three-year cashless warrants with an exercise price of $5.00 per share upon signing of the agreement as payment.

On February 24, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for two months from the effective date on February 27, 2020 and expires on April 27, 2020. Pursuant to the terms of the agreement the Company agreed to pay $107,500 in cash per month and to issue 10,000 shares of the Company’s common stock. In case the Company would not like to extend the terms of the agreement for an additional month the Company needs to notify the consultants within 5 days of the conclusion of the 60-day term. As of the date of the filing of this report the company issued the shares of common stock pursuant to the agreement.

On April 8, 2020, the Company entered into a Profession Service Agreement with professional in experience in investor outreach and institutional engagements. As part of the agreement they will provide capital market insight and interpretation of trading activity. The term of the agreement commences on the signing date of the agreement and ends on April 1, 2021. Pursuant to the terms of the agreement the Company agreed to issue non-qualified stock option to acquire 200,000 shares of the Company’s common stock exercisable at $2.50 per share exercisable for a period of one year. The options shall be deemed fully earned upon the signing of the agreement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS, continued

Litigations, Claims and Assessments

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of December 31, 2019, the Company has accrued for the liability in accounts payable and accrued expenses.

Common Stock Issuances

On April 21, 2020, the Company issued an aggregate of 216,783 shares of common stock of the Company to the executive team pursuant to their employment agreements as part of completing the initial public offering.

On April 21, 2020, the Company issued an aggregate of 51,105 shares of common stock of the Company in exchange for accrued interest expense on various notes payable of which the principal amount was previously converted into common stock of the Company.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined. Due to the impact the Company have limited our operations as mandated by each state and has temporarily closed five of our Company owned locations. In addition, various franchisee locations had to take the same action.

Cares Act Loan

On May 9, 2020, the Company entered into Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration.  The term of the PPP Loan is two years with a maturity date of May 9, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 9, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan, when received, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

