Form 10-K/A
period 2019-12-31
Muscle Maker, Inc.
filed 2020-06-05
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of Muscle Maker, Inc. as originally filed with the U.S. Securities and Exchange Commission on May 29, 2020 (the “Original Form 10-K”) following the filing of its Form 12b-25 Notification of Late Filing on May 14, 2020. Muscle Maker, Inc. is filing Amendment No. 1 to amend:

Part I to include disclosure about Muscle Maker, Inc.’s reliance upon the SEC Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) due to circumstances related to the coronavirus epidemic.

Except as contained herein, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

The Company is filing its Report pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. The Company’s restaurant system which currently consists of company operated restaurants and franchised restaurants are located throughout the United States including in areas such as California, New Jersey and New York that have been hardest hit by the COVID-19 epidemic. As a result of the COVID 19 epidemic, management’s full efforts have been focused on operating its business, evaluating available funding and working with its franchisees, vendors and employees. Further, the Company has been following the recommendations of local health authorities to minimize exposure risk for its team members for the past several weeks, including the temporary closures of its corporate offices and having team members work remotely. As a result, the Company’s finance team was unable to complete the preparation of the Company’s consolidated financial statements and the Form 10-K until after March 30, 2020. These unforeseen circumstances have resulted in the Company being unable to timely file an accurate Annual Report on Form 10-K for its year-ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company. Accordingly, in reliance upon the Order, the Company filed its Annual Report on Form 10-K on May 29, 2020 following the filing of its Form 12b-25 Notification of Late Filing on May 14, 2020.

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

MUSCLE MAKER, INC

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: June 5, 2020		Chief Executive Officer

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