Form 10-Q
period 2020-03-31
Muscle Maker, Inc.
filed 2020-06-30
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-55918

MUSCLE MAKER, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

308 East Renfro Street, Suite 101, Burleson, Texas	76028
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (682)-708-8250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GRIL	The NASDAQ Capital Market

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

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of June 30, 2020, was 7,985,644.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

EXPLANATORY NOTE

On May 14, 2020, Muscle Maker Inc. (the “Company”, “We”, “MMI”, or “Our”) filed a Current Report on Form 8-K (the “Form 8-K”) with the U.S. Securities and Exchange Commission (the “Commission”) indicating its reliance on the 45-day extension provided by an order issued by the Commission under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) entitled Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new Commission order under Section 36 of the Exchange Act entitled Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”). Specifically, the Company disclosed that it was unable to timely prepare and review the Quarterly Report due to circumstances related to COVID-19, including that the Company’s restaurant system which currently consists of Company operated restaurants and franchised restaurants located throughout the United States including in areas such as California, New Jersey and New York that have been hardest hit by the COVID-19 epidemic. As a result of the COVID 19 epidemic, management’s full efforts have been focused on operating its business, evaluating available funding and working with its franchisees, vendors and employees. Further, the Company has been following the recommendations of local health authorities to minimize exposure risk for its team members for the past several weeks, including the temporary closures of its corporate offices and having team members work remotely. These circumstances have impacted the Company’s ability to ensure information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow for timely decisions regarding required disclosure. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-Q on or prior to the original due date for the report. Consistent with the Company’s statements made in the Form 8-K, this Quarterly Report for the three months ended March 31, 2020, has been filed on June 30, 2020.

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash	$3,707,364	$478,854
Accounts receivable, net of allowance for doubtful accounts of $75,000 as of March 31, 2020 and December 31, 2019, respectively	142,770	136,477
Inventory	57,529	78,422
Current portion of loans receivable, net of allowance of $55,000 at March 31, 2020 and December 31, 2019, respectively	38,468	38,712
Prepaid expenses and other current assets	65,487	48,064
Total Current Assets	4,011,618	780,529
Property and equipment, net	1,609,423	1,646,879
Goodwill	656,348	656,348
Intangible assets, net	3,022,907	3,038,815
Loans receivable, non-current	90,119	98,677
Security deposits and other assets	77,062	39,462
Total Assets	$9,467,477	$6,260,710

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,126,333	$2,630,948
Convertible notes payable to Former Parent	82,458	82,458
Convertible notes payable, net of debt discount of $0 and $38,918 at March 31, 2020 and December 31, 2019	100,000	536,082
Other notes payable	52,549	351,512
Other notes payable, related party	-	91,000
Deferred revenue, current	112,414	122,697
Deferred rent, current	8,391	20,730
Other current liabilities	655,000	652,643
Total Current Liabilities	3,137,145	4,488,070
Convertible notes payable, net of debt discount of $0 at March 31, 2020 and December 31, 2019, respectively	-	75,000
Other notes payable	221,009	240,925
Deferred revenue, non-current	1,138,359	1,152,975
Deferred rent, non-current	89,322	58,608
Total Liabilities	4,585,835	6,014,948

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 14,285,714 shares authorized, 7,883,089 and 5,714,464 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	789	571
Additional paid-in capital	63,467,718	53,339,793
Accumulated deficit	(58,586,865)	(53,094,602)
Total Stockholders’ Equity	4,881,642	245,762
Total Liabilities and Stockholders’ Equity	$9,467,477	$6,260,710

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues:
Company restaurant sales, net of discounts	$1,237,427	$800,763
Franchise royalties and fees	176,031	344,712
Franchise advertising fund contributions	21,596	38,899
Total Revenues	1,435,054	1,184,374

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	465,694	289,345
Labor	586,620	279,013
Rent	144,677	98,190
Other restaurant operating expenses	332,360	115,685
Total restaurant operating expenses	1,529,351	782,233
Depreciation and amortization	111,257	68,692
Other expenses incurred for closed locations	-	3,710
Franchise advertising fund expenses	21,596	38,899
General and administrative expenses	5,129,403	1,104,036
Total Costs and Expenses	6,791,607	1,997,570
Loss from Operations	(5,356,553)	(813,196)

Other Expense:
Other expense	(3,188)	(111,750)
Interest expense, net	(93,604)	(182,465)
Amortization of debt discounts	(38,918)	(376,068)
Total Other Expense, Net	(135,710)	(670,283)

Loss Before Income Tax	(5,492,263)	(1,483,479)
Income tax provision	-	-
Net Loss	$(5,492,263)	$(1,483,479)

Net Loss Per Share:
Basic and Diluted	$(0.84)	$(1.17)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	6,531,696	1,272,742

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

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	5,714,464	$571	$53,339,793	$(53,094,602)	$(245,762)
Issuance of restricted stock	1,226	-	-	-	-
Common stock issued upon offering on February 12, 2020, net of underwriter’s discount and offering costs of $920,000	1,540,000	154	6,779,846	-	6,780,000
Restricted common stock issued as compensation to executive team upon completion of the initial public offering	216,783	22	1,083,893	-	1,083,915
Common stock issued as compensation to board of directors	25,616	3	128,077	-	128,080
Common stock issued as compensation for services	385,000	39	1,924,961	-	1,925,000
Stock-based compensation:
Restricted common stock	-	-	20,148	-	20,148
Warrant	-	-	191,000	-	191,000
Net loss	-	-	-	(5,492,263)	(5,492,263)

Balance - March 31, 2020	7,883,089	$789	$63,467,718	$(58,586,865)	$4,881,642

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(5,492,263)	$(1,483,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,257	68,692
Stock-based compensation	3,348,143	305,133
Amortization of debt discounts	38,918	376,068
Deferred rent	18,375	2,335

Changes in operating assets and liabilities:
Accounts receivable	(6,293)	(44,893)
Inventory	20,893	(2,504)
Prepaid expenses and other current assets	(17,423)	(11,317)
Security deposits and other assets	(37,600)	(2,000)
Accounts payable and accrued expenses	(503,985)	263,656
Deferred revenue	(24,899)	(133,693)
Other current liabilities	2,357	22,345
Total Adjustments	2,949,743	843,822
Net Cash Used in Operating Activities	(2,542,520)	(639,657)

Cash Flows from Investing Activities
Purchases of property and equipment	(57,893)	(121,132)
Collections from loans receivable	8,802	10,306
Collections from loans receivable - related party	-	650
Net Cash Used in Investing Activities	(49,091)	(110,176)

Cash Flows from Financing Activities
Proceeds from offering, net of underwriter’s discount and offering costs of $920,000	6,780,000	-
Proceeds from convertible notes payable	-	1,135,000
Proceeds from convertible notes payable - related parties	-	100,000
Repayments of convertible note payable	(550,000)
Repayments of other notes payable - related party	(91,000)
Repayments of other notes payables	(468,879)
Proceeds from other notes payable	150,000	-
Net Cash Provided by Financing Activities	5,820,121	1,235,000

Net Increase in Cash	3,228,510	485,167
Cash - Beginning of Period	478,854	357,842
Cash - End of Period	$3,707,364	$843,009

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2020	2019

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$297,455	$82,326

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$-	$217,800
Warrants issued and recorded as debt discount in connection with convertible notes payable	$-	$217,641

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS

Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. MMI was a wholly owned subsidiary of Muscle Maker, Inc (“MMI-Cal”), a California corporation incorporated on December 8, 2014, but the two merged on November 13, 2019 with MMI as the surviving entity. MMI wholly owns Muscle Maker Development, LLC (“MMD”), Muscle Maker Corp, LLC (“MMC”) and Muscle Maker USA, Inc (“Muscle USA”). MMD was formed on July 18, 2017, in the State of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees. MMC was formed on July 18, 2017, in the State of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle USA was formed on March 14, 2019 in the State of Texas for the purpose of opening additional new corporate stores.

MMI is a fast-casual restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order lean, protein-based meals featuring chicken, seafood, pasta, hamburgers, wraps and flat breads. In addition, our restaurants feature freshly prepared entrée salads and an appealing selection of sides, protein shakes and fruit smoothies. MMI operates in the fast-casual restaurant segment.

MMI is the owner of the trade name and service mark Muscle Maker Grill®, Healthy Joe’s and other trademarks and intellectual property we use in connection with the operation of Muscle Maker Grill® restaurants. We license the right to use the Muscle Maker Grill® and Healthy Joe’s trademarks and intellectual property to our wholly-owned subsidiaries, MMD, MMC and Muscle USA, and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill® and Healthy Joe’s restaurants.

MMI and its subsidiaries are hereinafter referred to as the “Company”.

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill and Healthy Joe’s restaurants. As of March 31, 2020, the Company’s restaurant system included eleven company-owned restaurants, and twenty-four franchise restaurants. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the quarter ended March 31, 2020. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report. As a result of the pandemic the Company has limited its operations as mandated by each state and has temporarily closed five of our Company owned locations. Commencing in the second quarter of 2020 the Company provided royalty relief to its franchisees and the executive team has deferred a portion of their salaries. In addition, various franchisee locations had to take similar actions. As of the date of the filing of this report the Company has not re-opened any of the five locations that have been temporarily closed.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, continued

Going Concern and Management’s Plans

As of March 31, 2020, the Company had a cash balance, a working capital surplus and an accumulated deficit of $3,707,364, $874,473, and $58,586,865, respectively. During the three months ended March 31, 2020, the Company incurred a pre-tax net loss of $5,492,263. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these condensed consolidated financial statements.

Subsequent to March 31, 2020, the Company received an amount of $866,300 in loan proceeds pursuant to the Paycheck Protection Program. See Note 13 – Subsequent Events – Cares Act Loan for details related to the loan proceeds.

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

NOTE 2 – REVERSE STOCK SPLIT

Effective December 11, 2019, pursuant to authority granted by the board of directors of the Company, the Company implemented a 1-for-7 reverse split of the Company’s issued common stock (the “Third Reverse Split”). All share and per share information has been retroactively adjusted to reflect the Third Reverse Split for all periods presented.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2020, and for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Any intercompany transactions and balances have been eliminated in consolidation.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

During the first quarter 2019, the Company adopted Topic 606 “Revenue from Contracts with Customers” for revenue recognition related to contracts with customers and applied the guidance modified retrospectively. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations. The change between Topic 605 and Topic 606, primarily impacted the way the Company recognized franchise fees. Under Topic 605 franchise fees were recognized upon opening of a restaurant or granting of a new franchise term at a point in time while under Topic 606 franchise fees are recognized on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. The impact of the adoption of Topic 606 resulted in an adjustment of $875,902 in accumulated deficit and deferred revenues.

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $1,237,427 and $800,763 during the three months ended March 31, 2020 and 2019, respectively.

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognize revenues from gift cards as restaurant revenues once the Company performs its obligation to provide food and beverage to the customer simultaneously with the redemption of the gift card or through gift card breakage, as discussed in Other Revenues below.

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $120,909 and $206,550 during the three months ended March 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $14,440 and $53,181, respectively, during the three months ended March 31, 2020 and 2019, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $40,682 and $84,981 during the three months ended March 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recoded in other current liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2020, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $21,596 and $38,899, respectively, during the three months ended March 31, 2020 and 2019, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Impacts on Financial Statements

The following table summarized the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated financial statements:

	December 31, 2018	New Revenue Standard Adjustment	January 1, 2019
Deferred revenues	$907,948	$875,902	$1,783,850
Accumulated deficit	23,833,656	875,902	24,709,588

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $103,643 and $3,417 for the three months ended March 31, 2020 and 2019, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants, options or the conversion of convertible notes payable.

The following securities are excluded from the calculation of weighted average diluted common shares at March 31, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive:

	March 31,
	2020	2019
Warrants	2,537,264	400,291
Options	4,821	4,821
Convertible debt	32,350	658,724
Total potentially dilutive shares	2,574,435	1,063,838

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 85% and 87% of the Company’s purchases for the three months ended March 31, 2020 and 2019, respectively.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

At March 31, 2020 and December 31, 2019, the Company’s loans receivable consists of the following:

	March 31, 2020	December 31, 2019
Loans receivable, net	$128,587	$137,389
Less: current portion	(38,468)	(38,712)
Loans receivable, non-current	$90,119	$98,677

Loans receivable includes loans to franchisees and a former franchisee totaling, in the aggregate, $128,587 and $137,389, net of reserves for uncollectible loans of $55,000 at March 31, 2020 and December 31, 2019, respectively. The loans have original terms ranging up to 10 years, earn interest at rates ranging from 2% to 12%, and are being repaid on a weekly or monthly basis.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2020 and December 31, 2019 property and equipment consists of the following:

	March 31, 2020	December 31, 2019

Furniture and equipment	$640,933	$617,712
Leasehold improvements	1,552,965	1,518,293
	2,193,898	2,136,005
Less: accumulated depreciation and amortization	(584,475)	(489,126)
Property and equipment, net	$1,609,423	$1,646,879

Depreciation expense amounted to $95,349 and $52,960 for the three months ended March 31, 2020 and 2019, respectively.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements which are amortized over useful lives of thirteen years and five years, respectively.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Total
Intangible assets, net at December 31, 2019	$2,524,000	$514,815	$3,038,815
Amortization expense	-	(15,908)	(15,908)
Intangible assets, net at March 31, 2020	$2,524,000	$498,907	$3,022,907

Weighted average remaining amortization period at March 31, 2020 (in years)		7.8

Amortization expense related to intangible assets amounted to $15,908 and $15,732 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$862,910	$857,846
Accrued payroll	46,341	139,320
Accrued professional fees	227,936	329,826
Accrued board members fees	11,874	59,864
Accrued rent expense	212,834	269,644
Sales taxes payable (1)	289,319	329,089
Accrued interest	304,034	520,682
Accrued interest, related parties	79,523	79,523
Other accrued expenses	91,562	45,154
	$2,126,333	$2,630,948

(1)	See Note 11 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

NOTE 8 – DEFERRED REVENUE

At March 31, 2020 and December 31, 2019, deferred revenue consists of the following:

	March 31, 2020	December 31, 2019
Franchise fees	$1,196,279	$1,210,719
Unearned vendor rebates	54,494	64,953
Less: Unearned vendor rebates, current	(54,494)	(64,953)
Less: Franchise fees, current	(57,920)	(57,744)
Deferred revenues, non-current	$1,138,359	$1,152,975

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
Gift card liability	$89,846	$88,673
Co-op advertising fund liability	307,271	298,662
Advertising fund liability	257,883	265,308
	$655,000	$652,643

NOTE 10 – NOTES PAYABLE

Convertible Notes

Convertible Note Payable to Former Parent

As of March 31, 2020, the Company had an amount of $82,458 in convertible notes payable to Former Parent outstanding.

15% Senior Secured Convertible Promissory Notes

During the three months ended March 31, 2020, the Company repaid an aggregate of $450,000 in 15% senior secured convertible promissory notes.

12% Secured Convertible Note

During the three months ended March 31, 2020, the Company repaid the $75,000 12% secured convertible promissory note.

Other Convertible Notes

During the three months ended March 31, 2020, the Company repaid a $25,000 other convertible note payable.

As of March 31, 2020 and December 31, 2019, the Company has another convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 11 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 other convertible note payable.

Other Notes Payable

On May 14, 2019, the Company issued a $91,000 promissory note to a related party. The note has a stated interest rate of 15% over the original term of one year with monthly interest payments. The note becomes due in one year or the first day the Company trades publicly on an exchange. This note was repaid in full during the three months ended March 31, 2020.

On October 10, 2019, the Company issued a $300,000 five-year promissory note to a former franchisee with an eight percent interest rate. During the three months ended March 31, 2020, the Company repaid $18,879 of the five-year promissory note.

During December 2019, the Company issued a note payable in the principal amount of $300,000. The note has an original issue discount of 20%. The note become due in full on or before February 21, 2020. The note has been repaid during the three months ended March 31, 2020.

On February 3, 2020, the Company issued a note payable in the principal amount of $150,000. The note has an original issue discount of 20%. The note become due in full on or before February 21, 2020. The note has been repaid during the three months ended March 31, 2020.

As of March 31, 2020, the Company had an aggregate amount of $273,558 and $0 in other notes payable and other notes payable, related party, respectively.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On February 18, 2020, the Company entered into a professional services agreement with a company to provide advice on business development of food stores and delivery kitchen operations. In addition, they will review and advise the Company on potential acquisition targets, including financial analytics for post-merger entities and provide assistance in preparing pro-forma financial information. The term of the agreement commences from the effective date on February 18, 2020 and expires on February 18, 2021. Pursuant to the terms of the agreement, the Company agreed to issue 300,000 shares of the Company’s common stock and 100,000 three-year cashless warrants with an exercise price of $5.00 per share upon signing of the agreement as payment. The grant date fair value of the warrants of $191,000 was recorded in general and administrative expense as stock-based compensation.

On February 24, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for two months from the effective date on February 27, 2020 and expires on April 27, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $107,500 in cash per month and to issue 10,000 shares of the Company’s common stock. In the event the Company elects to not extend the term of the agreement, it is to notify the consultants within five days of the conclusion of the 60-day term.

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of the date of the filing of these condensed consolidated financial statements the settlement has been paid in full.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of March 31, 2020, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $20,030 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of March 31, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of March 31, 2020, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of March 31, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management after consulting legal counsel, such matters are currently not expected to have a material impact on the Company’s financial statements.

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements after consulting legal counsel.

Kitchen Service Agreement

On February 26, 2020, the Company entered into a Kitchen Services Agreement with a major delivery-only kitchen concept. The Kitchen Services Agreement provides for five initial locations starting in the Chicago market. In addition, the Company has placed deposits for an additional five locations to be determined. The Kitchen Services Agreement provide the Company with access to the delivery-only locations for a one-year term with an automatic one-year renewal unless terminated by either party. The delivery-only locations are set up for third party delivery and provide that the Company must pay monthly license fees, processing service fees and storage service fees. The monthly license fees for the five initial locations range from $3,000 to $4,000. The monthly license fees become due 14 days after the Company is granted access to the location.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued $289,319 and $329,089 which includes penalties and interest as of March 31, 2020 and December 31, 2019, respectively, related to this matter.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – EQUITY

Common Stock

On February 17, 2020 the Company authorized the issuance of an aggregate of 25,616 share of common stock to the members of the board of directors as compensation earned through the end of the fourth quarter of 2019.

On March 31, 2020, the Company issued 75,000 shares of common stock of the Company to a consultant that assisted the Company in the area of investor relations and capital introduction.

See Note 11 – Commitments and Contingencies – Consulting Agreements for details related to additional stock issuances during the three months ended March 31, 2020.

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

Restricted Common Stock

On February 18, 2020, the Company issued an aggregate of 216,783 shares of restricted common stock of the Company to the executive team pursuant to their employment agreements as part of completing the initial public offering.

At March 31, 2020, the unrecognized value of the restricted common stock was $60,750. The unamortized amount will be expensed over a weighted average period of 0.76 years. A summary of the activity related to the restricted common stock for the three months ended March 31, 2020 is presented below:

		Weighted Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2020	2,426	$65.33
Granted	216,783	5.00
Forfeited	-	-
Vested	(218,009)	(5.34)
Outstanding at March 31, 2020	1,200	$65.33

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to $3,348,143 for the three months ended March 31, 2020, respectively, of which $3,347,591 was recorded in general and administrative expenses and $552 was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $305,133 for the three months ended March 31, 2019, of which $301,265 was recorded in general and administrative expenses and $3,868 was recorded in labor expense within restaurant operating expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – EQUITY, continued

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

Warrants

See Note 11 – Commitments and Contingencies – Closing of Offering Agreements for details related to additional warrants issuances during the three months ended March 31, 2020.

A summary of warrants activity during the three months ended March 31, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding, December 31, 2019	2,450,287	$5.51	3.7
Issued	223,200	5.55	-
Exercised	-	-	-
Forfeited	(136,223)	26.42	-
Outstanding, March 31, 2020	2,537,264	$4.39	3.7

Exercisable, March 31, 2020	2,537,264	$4.39	3.7

The grant date fair value of warrants granted during the three months ended March 31, 2020 and 2019 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2020	2019
Risk free interest rate	1.37%	2.18 - 2.62%
Contractual term (years)	3.00	5.00
Expected volatility	55.33%	52.64%
Expected dividend	0.00%	0.00%

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

Common Stock Issuances

On April 21, 2020 the Company authorized the issuance of an aggregate of 25,616 share of common stock to the members of the board of directors as compensation earned through the end of the fourth quarter of 2019.

On April 21, 2020, the Company issued an aggregate of 51,105 shares of common stock in exchange for accrued interest in the amount of $357,735.

On June 1, 2020, the Company issued 5,000 shares of common stock of the Company to a consultant.

On June 5, 2020, the Company issued 15,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $46,050.

On June 24, 2020 the Company authorized the issuance of an aggregate of 4,340 share of common stock to the members of the board of directors as compensation earned through the end of the first quarter of 2020.

Cares Act Loan

On May 9, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The current term of the PPP Loan is two years with a maturity date of May 9, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 9, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company has been using the proceeds of the PPP Loan, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

Consulting Agreements

On April 8, 2020, the Company entered into a professional service agreement with a consultant to provide advice on investor outreach and institutional engagements The Consultants will also provide continuous market insight and interpret our trading activity. The term of the agreement commenced from the execution date and ends on April 1, 2021. Pursuant to the terms, the Company agreed to pay the consultant in the form of non-qualified stock options to acquire 200,000 shares of the Company’s common stock, exercisable at $2.50 per share for a period of one year. The Options are fully vested upon the signing of this agreement. In addition, the option is callable by the Company in the event the market price of its shares close above $3.50 per share for five consecutive dates upon which the consultant will have three days to elect to exercise of forfeit the options.

Operation Lease

On June 26, 2020, the Company was informed that one of their leases for a future military location was terminated due to the current economic environment as a result of COVID-19.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of March 31, 2020, our restaurant system included eleven Company-owned restaurants and twenty-four franchised restaurants.

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

As of March 31, 2020, we had an accumulated deficit of $58,586,865 and expect to continue to incur operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

General and Administrative Expenses

General and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including wages, benefits, travel expense, stock-based compensation expense, legal and professional fees, training, and other corporate costs. We expect to incur incremental general and administrative expenses as a result of becoming a public listed company on the Nasdaq capital market. A certain portion of these expenses are related to the preparation of an initial stock offering and should be considered one-time expenses.

Other Expense, net

Other expenses primarily consists of amortization of debt discounts on the convertible notes payable and interest expense related to other notes payable and convertible notes payable.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Consolidated Results of Operations

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

The following table represents selected items in our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended
	March 31,
	2020	2019

Revenues:
Company restaurant sales, net of discounts	$1,237,427	$800,763
Franchise royalties and fees	176,031	344,712
Franchise advertising fund contributions	21,596	38,899
Total Revenues	1,435,054	1,184,374

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	465,694	289,345
Labor	586,620	279,013
Rent	144,677	98,190
Other restaurant operating expenses	332,360	115,685
Total restaurant operating expenses	1,529,351	782,233
Depreciation and amortization	111,257	68,692
Other expenses incurred for closed locations	-	3,710
Franchise advertising fund expenses	21,596	38,899
General and administrative expenses	5,129,403	1,104,036
Total Costs and Expenses	6,791,607	1,997,570
Loss from Operations	(5,356,553)	(813,196)

Other Expense:
Other expense, net	(3,188)	(111,750)
Interest expense, net	(93,604)	(182,465)
Amortization of debt discounts	(38,918)	(376,068)
Total Other Expense, Net	(135,710)	(670,283)

Loss Before Income Tax	(5,492,263)	(1,483,479)
Income tax provision	-	-
Net Loss	$(5,492,263)	$(1,483,479)

Revenues

Company total revenues totaled $1,435,054 for the three months ended March 31, 2020 compared to $1,184,374 for the three months ended March 31, 2019. The 21.17% increase was primarily attributable to more stores generating restaurant sales, net of discounts in the current period compared to the prior period, partially offset by a decrease in franchise royalties and fees due to fewer franchisee stores.

We generated restaurant sales, net of discounts, of $1,237,427 for the three months ended March 31, 2020 compared to $800,763, for the three months ended March 31, 2019. This represented an increase of $436,664, or 54.5%, which is primarily attributable to a higher corporate owned store count during the current period as compared to the prior period due to the purchase of two former franchisee locations since the prior period, partially offset by a decrease of approximately $193,000 in restaurants sales due to the temporary closure of three corporate owned stored as a result of Covid-19.

Franchise royalties and fees for the three months ended March 31, 2020 and 2019 totaled $176,031 compared to $344,712, respectively. The $168,681 decrease is primarily attributable to a decrease in initial franchise fees of $38,741 as we opened fewer franchise locations due to pausing the franchise program until Q2 2020, a decrease in royalty income of $85,641 due to fewer franchisee locations, lower sales volumes and temporary closures of franchised locations due to Covid-19 and a decrease in vendor rebates of $44,299. In addition, the company purchased two franchisee locations since the prior period resulting in lower franchise fees but higher corporate sales results.

Franchise advertising fund contributions for the three months ended March 31, 2020 and 2019 totaled $21,596 compared to $38,899, respectively.

Operating Costs and Expenses

Operating costs and expenses consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the three months ended March 31, 2020 and 2019 totaled $465,694, or 37.63%, as a percentage of restaurant sales, and $289,345, or 36.1%, as a percentage of restaurant sales, respectively. The $176,349 increase results primarily due a higher store count during the period as compared to the prior period as the Company opened and acquired more stores since the prior period, partially offset by a decrease of approximately $45,000 due to the temporary closure of three corporate owned stored due to Covid-19.

Restaurant labor for the three months ended March 31, 2020 and 2019 totaled $586,620, or 47.41%, as a percentage of restaurant sales, and $279,013, or 34.8%, as a percentage of restaurant sales, respectively. The $307,607 increase results primarily due a higher store count during the period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period, partially offset by a decrease of approximately $12,500 due to the temporary closure of three corporate owned stored due to Covid-19. In addition, the increase in labor as a percentage of sales is a direct result of inefficiencies that is typically attributed to opening or acquiring new locations as it takes time to establish operational efficiencies.

Restaurant rent expense for the three months ended March 31, 2020 and 2019 totaled $144,677, or 11.7%, as a percentage of restaurant sales, and $98,190, or 12.26%, as a percentage of restaurant sales, respectively.

Other restaurant operating expenses for the three months ended March 31, 2020 and 2019 totaled $332,360, or 26.9% as a percentage of restaurant sales, and $115,685, or 14.5% as a percentage of restaurant sales, respectively. The $216,675 increase is primarily due to higher third party merchant fees, utility fees and insurance expenses attributed to a higher store count during the period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period.

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 totaled $111,257 and $68,692, respectively. The $42,565 increase is primarily attributable to depreciation expense related to additional property and equipment acquired for new store build outs and the remodeling of an existing company owned restaurant compared to the prior period.

General and administrative expenses for the three months ended March 31, 2020 and 2019 totaled $5,129,403, or 364.60% of total revenues, and $1,104,036, or 93.22% of total revenues, respectively. The $4,025,367 increase is primarily attributable to an increase in one-time bonuses of approximately $1,354,000 which is directly attributed to the stock issued to the executive team upon the completion of the offering resulting in stock-based compensation expense of $1,083,915, an increase one-time consulting expense of approximately $2,473,000 which is mainly attributed to stock issued to consultants which resulted in stock-based compensation expense of $2,115,961, and an increase in one-time professional fees of approximately $196,000 due to fees incurred in connection with the Company’s offering.

Loss from Operations

Our loss from operations for the three months ended March 31, 2020 and 2019 totaled $5,356,553 or 373.26% of total revenues and $813,196 or 68.7% of total revenues, respectively. The increase of $4,543,357 in loss from operations is primarily attributable to an increase in total costs and expenses of approximately $4,794,037, partially offset by the increase in total revenues of approximately $250,680. The increase in total cost and expenses of approximately $4,794,037 is primarily due to one-time expenses of approximately $3,205,000 incurred in connection with our offering of which approximately $3,136,000 of the expenses consisted of non-cash expenses in the form of stock-based compensation.

Other Expense, net

Other expense, net for the three months ended March 31, 2020 and 2019 totaled $135,710 and $670,283, respectively. The $534,573 decrease in expense was primarily attributable to a decrease in amortization of debt discounts of $337,150, a $88,861 decrease in interest expense, net as the majority of the convertible notes where converted as of Q4 2020 therefore no further interest expense is being incurred and a $108,562 decrease in other expense, net.

Net Loss

Our net loss for the three months ended March 31, 2020 increased by $4,008,784 to $5,492,263 as compared to $1,483,479 for the three months ended March 31, 2019, resulting from an increase in our loss from operations partially offset by an decrease in other expense, net as discussed above.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2020	December 31, 2019
Cash	$3,707,364	$478,854
Working Capital Surplus (Deficiency)	$874,473	$(3,707,541)
Convertible notes payable, and Former Parent, net of debt discount of $0 and $38,918, respectively	$182,458	$693,540
Other notes payable, including related party	$273,558	$682,807

Availability of Additional Funds and Going Concern

Although we have a working capital surplus of $874,473, we presently have an accumulated deficit of $58,386,865, as of March 31, 2020, and we utilized $2,542,520 of cash in operating activities during the three months ended March 31, 2020, therefor we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

Our principal source of liquidity to date has been provided by loans and convertible loans from related and unrelated third parties, (ii) the sale of common stock through private placements and the (iii) and the recent closed public offering.

The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas during the first quarter of 2020 continuing through the second quarter of June 2020. As a result of the disruption and volatility in the global capital markets, we have seen an increase in the cost of capital which adversely impacts access to capital.

On May 9, 2020, the Company entered into Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of May 9, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 9, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company has been using the proceeds of the PPP Loan, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

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

Sources and Uses of Cash for the three months ended March 31, 2020 and March 31, 2019

During the three months ended March 31, 2020 and 2019, we used cash of $2,542,520 and $639,657, respectively, in operations. Our net cash used in operating activities for the three months ended March 31, 2020 was primarily attributable to our net loss of $5,492,263, adjusted for net non-cash items in the aggregate amount of $3,516,693 and $766,950 of net cash provided by changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the three months ended March 31, 2019 was primarily attributable to our net loss of $1,483,479, adjusted for net non-cash items in the aggregate amount of $752,228 and $91,594 of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2020, net cash used in investing activities was $49,091, of which $57,893 was used to purchase property and equipment, partially offset by $8,802 of loans repayments by franchisees. During the three months ended March 31, 2019, net cash used in investing activities was $110,176, of which $121,132 was used to purchase property and equipment, partially offset by $10,956 of loans repayments by franchisees and a related party.

Net cash provided by financing activities for the three months ended March 31, 2020 was $5,820,121 of which $6,780,000 proceeds from the offering , net of underwriter’s discount and offering costs, $150,000 proceeds from other notes payable, partially offset by repayments of various convertible notes of $550,000 and $559,879 of repayments of other notes payables, including a related party. Net cash provided by financing activities for the three months ended March 31, 2019 was $1,235,000 of which $100,000 proceeds from convertible notes from other related parties and $1,135,000 proceeds from convertible notes to various parties.

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

Revenue Recognition

During the first quarter 2019, the Company adopted Topic 606 “Revenue from Contracts with Customers” for revenue recognition related to contracts with customers and applied the guidance modified retrospectively. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations. The change between Topic 605 and Topic 606, primarily impacted the way the Company recognized franchise fees. Under Topic 605 franchise fees were recognized upon opening of a restaurant or granting of a new franchise term at a point in time while under Topic 606 franchise fees are recognized on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. The impact of the adoption of Topic 606 resulted in an adjustment of $875,902 in accumulated deficit and deferred revenues.

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $1,237,427 and $800,763 during the three months ended March 31, 2020 and 2019, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $120,909 and $206,550 during the three months ended March 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $14,440 and $53,181, respectively, during the three months ended March 31, 2020 and 2019, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $40,682 and $84,981 during the three months ended March 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. For the three months ended March 31, 2020, the Company determine that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $21,596 and $38,899, respectively, during the three months ended March 31, 2020 and 2019, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of March 31, 2020, as discussed below.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of the date of the filing of these condensed consolidated financial statements the settlement has been paid in full.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of March 31, 2020, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $20,030 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of March 31, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of March 31, 2020, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of March 31, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability of $289,319 as of March 31, 2020 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 18, 2020, the Company entered into a professional services agreement with a company to provide advice on business development of food stores and delivery kitchen operations. In addition, they will review and advise the Company on potential acquisition targets, including financial analytics for post-merger entities and provide assistance in preparing pro-forma financial information. The term of the agreement commences on February 18, 2020 and expires on February 18, 2021. Pursuant to the terms of the agreement, the Company agreed to issue 300,000 shares of the Company’s common stock and 100,000 three-year cashless warrants with an exercise price of $5.00 per share upon signing of the agreement as payment.

On February 24, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for two months from the effective date on February 27, 2020 and expires on April 27, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $107,500 in cash per month and to issue 10,000 shares of the Company’s common stock. In the event the Company elects to not extend the term of the Agreement, it is to notify the consultants within five days of the conclusion of the 60-day term.

On February 17, 2020, the Company authorized the issuance of an aggregate of 25,616 share of common stock to the members of the board of directors as compensation earned through the end of the fourth quarter of 2019.

On February 18, 2020, the Company issued an aggregate of 216,783 shares of common stock of the Company to the executive team pursuant to their employment agreements as part of completing the initial public offering.

On March 31, 2020, the Company issued 75,000 shares of common stock of the Company to a consultant that assisted the Company in area of investor relations and capital introduction.

On April 21, 2020 the Company authorized the issuance of an aggregate of 25,616 share of common stock to the members of the board of directors as compensation earned through the end of the fourth quarter of 2019.

On April 21, 2020, the Company issued an aggregate of 51,105 shares of common stock in exchange for accrued interest earned on convertible debt with an aggregate fair value of $357,735.

On June 1, 2020, the Company issued 5,000 shares of common stock of the Company to a consultant.

On June 5, 2020, the Company issued 15,000 shares of common stock of the Company to a digital marketing consultant in exchange for certain services with an aggregate fair value of $46,050.

On April 8, 2020, the Company entered into a professional service agreement with a consultant to provide advice on investor outreach and institutional engagements The Consultants will also provide continuous market insight and interpret our trading activity. The term of the agreement commenced from the execution date and ends on April 1, 2021. Pursuant to the terms, the Company agreed to pay the consultant in the form of non-qualified stock options to acquire 200,000 shares of the Company’s common stock, exercisable at $2.50 per share for a period of one year. The Options are fully vested upon the signing of this agreement. In addition, the option is callable by the Company in the event the market price of its shares close above $3.50 per share for five consecutive dates upon which the consultant will have three days to elect to exercise of forfeit the options.

The above shares were issued under the 2019 Equity Incentive Plan.

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

Date: June 30, 2020	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Chief Financial Officer
(Principal Financial and Accounting Officer)

