Form 10-Q
period 2020-06-30
Muscle Maker, Inc.
filed 2020-08-19
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-39223

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 19, 2020, was 7,473,861.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash	$3,161,195	$478,854
Accounts receivable, net of allowance for doubtful accounts of $75,000 as of June 30, 2020 and December 31, 2019, respectively	169,557	136,477
Inventory	56,460	78,422
Current portion of loans receivable, net of allowance of $55,000 at June 30, 2020 and December 31, 2019, respectively	40,364	38,712
Prepaid expenses and other current assets	24,041	48,064
Total Current Assets	3,451,617	780,529
Property and equipment, net	1,642,580	1,646,879
Goodwill	656,348	656,348
Intangible assets, net	3,006,999	3,038,815
Loans receivable, non-current	88,223	98,677
Security deposits and other assets	74,062	39,462
Total Assets	$8,919,829	$6,260,710

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,869,559	$2,630,948
Convertible notes payable to Former Parent	82,458	82,458
Convertible notes payable, net of debt discount of $0 and $38,918 at June 30, 2020 and December 31, 2019	100,000	536,082
Other notes payable	435,733	351,512
Other notes payable, related party	-	91,000
Deferred revenue, current	97,288	122,697
Deferred rent, current	6,263	20,730
Other current liabilities	645,673	652,643
Total Current Liabilities	3,236,974	4,488,070
Convertible notes payable	-	75,000
Other notes payable	697,131	240,295
Deferred revenue, non-current	1,068,646	1,152,975
Deferred rent, non-current	90,904	58,608
Total Liabilities	5,093,655	6,014,948

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 14,285,714 shares authorized, 7,958,534 and 5,714,464 shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	796	571
Additional paid-in capital	63,913,668	53,339,793
Accumulated deficit	(60,088,290)	(53,094,602)
Total Stockholders’ Equity	3,826,174	245,762
Total Liabilities and Stockholders’ Equity	$8,919,829	$6,260,710

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues:
Company restaurant sales, net of discounts	$659,939	$815,837	$1,897,366	$1,616,600
Franchise royalties and fees	142,293	529,085	318,324	873,797
Franchise advertising fund contributions	32,454	38,494	54,050	77,393
Total Revenues	834,686	1,383,416	2,269,740	2,567,790

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	255,329	286,264	721,023	575,609
Labor	342,823	339,221	929,443	618,234
Rent	139,604	88,645	284,281	186,835
Other restaurant operating expenses	100,552	138,634	432,912	254,319
Total restaurant operating expenses	838,308	852,764	2,367,659	1,634,997
Preopening expenses	46,764	-	46,764	-
Depreciation and amortization	97,245	62,912	208,502	131,604
Other expenses incurred for closed locations	-	23,809	-	27,519
Franchise advertising fund expenses	32,454	38,494	54,050	77,393
General and administrative expenses	1,213,851	966,539	6,343,254	2,070,575
Total Costs and Expenses	2,228,622	1,944,518	9,020,229	3,942,088
Loss from Operations	(1,393,936)	(561,102)	(6,750,489)	(1,374,298)

Other (Expense) Income:
Other (expense) income, net	(10,360)	2,757	(13,548)	(108,993)
Interest expense, net	(1,129)	(465,956)	(94,733)	(648,421)
Change in fair value of accrued compensation	(96,000)	-	(96,000)	-
Amortization of debt discounts	-	(518,305)	(38,918)	(894,373)
Total Other Expense, Net	(107,489)	(981,504)	(243,199)	(1,651,787)

Loss Before Income Tax	(1,501,425)	(1,542,606)	(6,993,688)	(3,026,085)
Income tax provision	-	-	-	-
Net Loss	$(1,501,425)	$(1,542,606)	$(6,993,688)	$(3,026,085)

Net Loss Per Share:
Basic and Diluted	$(0.21)	$(1.03)	$(1.01)	$(2.02)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,092,879	1,503,438	6,916,218	1,499,019

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

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	5,714,464	$571	$53,339,793	$(53,094,602)	$245,762
Issuance of restricted stock	1,226	-	-	-	-
Common stock issued upon offering on February 12, 2020, net of underwriter’s discount and offering costs of $920,000	1,540,000	154	6,779,846	-	6,780,000
Restricted common stock issued as compensation to executive team upon completion of the initial public offering	216,783	22	1,083,893	-	1,083,915
Common stock issued as compensation to board of directors	25,616	3	128,077	-	128,080
Common stock issued as compensation for services	385,000	39	1,924,961	-	1,925,000
Stock-based compensation:
Restricted common stock	-	-	20,148	-	20,148
Warrant	-	-	191,000	-	191,000
Net loss	-	-	-	(5,492,263)	(5,492,263)

Balance - March 31, 2020	7,883,089	$789	$63,467,718	$(58,586,865)	$4,881,642
Common stock issued as compensation for services	20,000	2	56,198	-	56,200
Common stock issued in exchange for accrued interest	51,105	5	357,730	-	357,735
Common stock issued as compensation to board of directors	4,340	-	11,874	-	11,874
Stock-based compensation:
Restricted common stock	-	-	20,148	-	20,148
Net loss	-	-	-	(1,501,425)	(1,501,425)

Balance – June 30, 2020	7,958,534	$796	$63,913,668	$(60,088,290)	$3,826,174

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(6,993,688)	$(3,026,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,502	131,604
Stock-based compensation	3,625,220	181,702
Amortization of debt discounts	38,918	894,373
Loss on change in fair value of accrued compensation	96,000	-
Bad debt expense	-	75
Deferred rent	17,829	4,455

Changes in operating assets and liabilities:
Accounts receivable	(33,080)	(57,879)
Inventory	21,962	(17,487)
Prepaid expenses and other current assets	24,023	(3,399)
Security deposits and other assets	(34,600)	1,000
Accounts payable and accrued expenses	(688,509)	252,123
Deferred revenue	(109,738)	(417,488)
Other current liabilities	(6,970)	43,608
Total Adjustments	3,159,557	1,012,687
Net Cash Used in Operating Activities	(3,834,131)	(2,013,398)

Cash Flows from Investing Activities
Purchases of property and equipment	(172,387)	(305,511)
Collections from loans receivable	8,802	18,582
Collections from loans receivable - related party	-	650
Net Cash Used in Investing Activities	(163,585)	(286,279)

Cash Flows from Financing Activities
Proceeds from offering, net of underwriter’s discount and offering costs of $920,000	6,780,000	-
Proceeds from PPP loan	866,300	-
Proceeds from convertible notes payable	-	5,873,000
Proceeds from convertible notes payable - related parties	-	100,000
Repayments of convertible note payable	(550,000)	(50,000)
Repayments of convertible note payable – related parties	-	(100,000)
Repayments of other notes payable - related party	(91,000)	(335,000)
Repayments of other notes payables	(475,243)	(225,000)
Proceeds from other notes payable – related party	-	91,000
Proceeds from other note payable	150,000	-
Net Cash Provided by Financing Activities	6,680,057	5,354,000

Net Increase in Cash	2,682,341	3,054,323
Cash - Beginning of Period	478,854	357,842
Cash - End of Period	$3,161,195	$3,412,165

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2020	2019

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$297,455	$177,690

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$-	$548,020
Warrants issued and recorded as debt discount in connection with convertible notes payable	$-	$548,354
Common stock issued in exchange for interest earned on convertible notes payable	$-	$111,666
Common stock issued in exchange for interest earned on other notes payable	$-	$479,323
Common stock issued in exchange for accrued interest	$357,735	$-

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

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill and Healthy Joe’s restaurants. As of June 30, 2020, the Company’s restaurant system included eleven company-owned restaurants, and twenty franchise restaurants. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the quarter ended June 30, 2020. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report. As a result of the pandemic the Company has limited its operations through limiting hours of operations, reduced its capacity and utilized a delivery only concept as mandated by each state and has temporarily closed five of our Company owned locations. Commencing in the second quarter of 2020 the Company provided royalty relief to its franchisees by deferring half of their royalties earned by the Company through July 2020 and the executive team has deferred a portion of their salaries which is still in effect as of date of the filing of this report. In addition, various franchisee locations had to take similar actions by temporarily closing their locations and limiting their operations as mandated by each state. As of the date of the filing of this report the Company re-opened one of the five temporarily closed locations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, continued

Going Concern and Management’s Plans

As of June 30, 2020, the Company had a cash balance, a working capital surplus and an accumulated deficit of $3,161,195, $214,643, and $60,088,290, respectively. During the three and six months ended June 30, 2020, the Company incurred a pre-tax net loss of $1,501,425 and $6,993,688, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these condensed consolidated financial statements.

Although management believes that the Company has access to capital resources, there are no commitments in place for new financing as of the date of the issuance of these condensed consolidated financial statements and there can be no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. The Company expects to have ongoing needs for working capital in order to (a) fund operations; plus (b) expand operations by opening additional corporate-owned restaurants. To that end, the Company may be required to raise additional funds through equity or debt financing. However, there can be no assurance that the Company will be successful in securing additional capital. If the Company is unsuccessful, the Company may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include:

●	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
●	the estimated useful lives of intangible and depreciable assets;
●	estimates and assumptions used to value warrants and options;
●	the recognition of revenue; and
●	the recognition, measurement and valuation of current and deferred income taxes.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2020 and December 31, 2019.

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

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $659,939 and $1,897,366 during the three and six months ended June 30, 2020, respectively. The Company recorded retail store revenues of $815,837 and $1,616,600 during the three and six months ended June 30, 2019, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $52,870 and $173,779 during the three and six months ended June 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $191,810 and $398,360 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $75,190 and $89,630, respectively, during the three and six months ended June 30, 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenues from franchise fees of $273,336 and $326,517, respectively, during the three and six months ended June 30, 2019, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $14,233 and $54,915 during the three and six months ended June 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. The Company recorded revenue from rebates of $63,939 and $148,920 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recoded in other current liabilities on the condensed consolidated balance sheet. For the three and six months ended June 30, 2020, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $32,454 and $54,050, respectively, during the three and six months ended June 30, 2020, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations. The Company recorded contributions from franchisees of $38,494 and $77,393, respectively, during the three and six months ended June 30, 2019, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Impacts on Financial Statements

The following table summarized the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated financial statements:

	December 31, 2018	New Revenue Standard Adjustment	January 1, 2019
Deferred revenues	$907,948	$875,902	$1,783,850
Accumulated deficit	23,833,656	875,902	24,709,588

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $25,092 and $128,735 for the three and six months ended June 30, 2020, and approximately $196 and $3,613 for the three and six months ended June 30, 2019 respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average diluted common shares at June 30, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive:

	June 30,
	2020	2019
Warrants	2,537,264	738,721
Options	4,821	4,821
Convertible debt	32,350	1,108,109
Total potentially dilutive shares	2,574,435	1,851,651

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 82.95% and 84.41% of the Company’s purchases for the three and six months ended June 30, 2020, respectively. Purchases from the Company’s largest supplier totaled 75% and 84% of the Company’s purchases for the three and six months ended June 30, 2019, respectively.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short–term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of common stock and warrants, are comparable to rates of returns for instruments of similar credit risk.

See Note 12 – Equity – Warrant and Options Valuation for details related to a accrued compensation liability being fair valued using Level 1 inputs.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

At June 30, 2020 and December 31, 2019, the Company’s loans receivable consists of the following:

	June 30, 2020	December 31, 2019
Loans receivable, net	$128,587	$137,389
Less: current portion	(40,364)	(38,712)
Loans receivable, non-current	$88,223	$98,677

Loans receivable includes loans to franchisees and a former franchisee totaling, in the aggregate, $128,587 and $137,389, net of reserves for uncollectible loans of $55,000 at June 30, 2020 and December 31, 2019, respectively. The loans have original terms ranging up to 10 years, earn interest at rates ranging from 2% to 12%, and are being repaid on a weekly or monthly basis.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2020 and December 31, 2019 property and equipment consists of the following:

	June 30, 2020	December 31, 2019

Furniture and equipment	$727,218	$617,712
Leasehold improvements	1,581,174	1,518,293
	2,308,392	2,136,005
Less: accumulated depreciation and amortization	(665,812)	(489,126)
Property and equipment, net	$1,642,580	$1,646,879

Depreciation expense amounted to $81,337 and $176,686 for the three and six months ended June 30, 2020, respectively. Depreciation expense amounted to $47,004 and $99,964 for the three and six months ended June 30, 2019, respectively.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements which are amortized over useful lives of thirteen years.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Total
Intangible assets, net at December 31, 2019	$2,524,000	$514,815	$3,038,815
Amortization expense	-	(31,816)	(31,816)
Intangible assets, net at June 30, 2020	$2,524,000	$482,999	$3,006,999

Weighted average remaining amortization period at June 30, 2020 (in years)		7.6

Amortization expense related to intangible assets amounted to $15,908 and $31,816 for the three and six months ended June 30, 2020, respectively. Amortization expense related to intangible assets amounted to $15,908 and $31,640 for the three and six months ended June 30, 2019, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$737,363	$857,846
Accrued payroll	81,729	139,320
Accrued professional fees	248,324	329,826
Accrued board members fees	8,054	59,864
Accrued rent expense	192,644	269,644
Accrued compensation expense(1)(2)	284,855	-
Sales taxes payable (3)	253,831	329,089
Accrued interest	21,752	520,682
Accrued interest, related parties	-	79,523
Other accrued expenses	41,007	45,154
Total Accounts Payable and Accrued Expenses	$1,869,559	$2,630,948

(1)	The Company accrued a liability of $142,855 related to an aggregate of 28,571 shares of common stock earned by a consultant upon the completion of the initial public offering pursuant to their consulting agreement entered into on September 12, 2018, which has not been issued by the Company to date due to an administrative delay.
(2)

Included within accrued compensation expense is a liability of $142,000 related to 200,000 stock options to be issued by the Company. See Note 11 – Commitments and Contingencies – Consulting Agreements for details related to the Options.

(3)	See Note 11 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

NOTE 8 – DEFERRED REVENUE

At June 30, 2020 and December 31, 2019, deferred revenue consists of the following:

	June 30, 2020	December 31, 2019
Franchise fees	$1,121,899	$1,210,719
Unearned vendor rebates	44,035	64,953
Less: Unearned vendor rebates, current	(44,035)	(64,953)
Less: Franchise fees, current	(53,253)	(57,744)
Deferred revenues, non-current	$1,068,646	$1,152,975

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Gift card liability	$90,004	$88,673
Co-op advertising fund liability	294,844	298,662
Advertising fund liability	260,825	265,308
	$645,673	$652,643

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 – NOTES PAYABLE

Convertible Notes

Convertible Note Payable to Former Parent

As of June 30, 2020, the Company had an amount of $82,458 in convertible notes payable to Former Parent outstanding.

15% Senior Secured Convertible Promissory Notes

During the six months ended June 30, 2020, the Company repaid an aggregate of $450,000 in 15% senior secured convertible promissory notes.

12% Secured Convertible Note

During the six months ended July 30, 2020, the Company repaid the $75,000 12% secured convertible promissory note.

Other Convertible Notes

During the six months ended June 30, 2020, the Company repaid a $25,000 other convertible note payable.

As of June 30, 2020 and December 31, 2019, the Company has another convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 11 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 other convertible note payable.

Other Notes Payable

On May 9, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The current term of the PPP Loan is two years with a maturity date of May 9, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 9, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company believes that it has been using the proceeds of the PPP Loan, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

On May 14, 2019, the Company issued a $91,000 promissory note to a related party. The note has a stated interest rate of 15% over the original term of one year with monthly interest payments. The note becomes due in one year or the first day the Company trades publicly on an exchange. This note was repaid in full during the first quarter of 2020.

On October 10, 2019, the Company issued a $300,000 five-year promissory note to a former franchisee with an eight percent interest rate. During the three and six months ended June 30, 2020, the Company repaid $13,377 and $25,873, respectively, of the five-year promissory note.

During December 2019, the Company issued a note payable in the principal amount of $300,000. The note has an original issue discount of 20%. The note become due in full on or before February 21, 2020. The note has been repaid during the first quarter of 2020.

On February 3, 2020, the Company issued a note payable in the principal amount of $150,000. The note has an original issue discount of 20%. The note become due in full on or before February 21, 2020. The note has been repaid during the first quarter of 2020.

As of June 30, 2020, the Company had an aggregate amount of $1,132,864 and $0 in other notes payable and other notes payable, related party, respectively. The notes had interest rates ranging between 1% - 8% per annum, due on various dates through October 10, 2024.

The maturities of other notes payable as of June 30, 2020, are as follows:

Principal
Repayments due as of	Amount
06/30/2021	$435,733
06/30/2022	542,231
06/30/2023	62,875
06/30/2024	68,094
06/30/2025	23,931
$1,132,864

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On February 18, 2020, the Company entered into a professional services agreement with a company to provide advice on business development of food stores and delivery kitchen operations. In addition, they will review and advise the Company on potential acquisition targets, including financial analytics for post-merger entities and provide assistance in preparing pro-forma financial information. The term of the agreement commences from the effective date on February 18, 2020 and expires on February 18, 2021. Pursuant to the terms of the agreement, the Company agreed to issue 300,000 shares of the Company’s common stock and 100,000 three-year cashless warrants with an exercise price of $5.00 per share upon signing of the agreement as payment. The grant date fair value of the warrants of $191,000 was recorded in general and administrative expense as stock-based compensation. The Company rescinded the issuance of 100,000 warrants and 300,000 shares of the Company’s common stock in July 2020. See Note 13 – Subsequent Events – Consulting Agreement Settlement for more details.

On February 24, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for two months from the effective date on February 27, 2020 and expires on April 27, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $215,000 in cash and to issue 10,000 shares of the Company’s common stock. In the event the Company elects to not extend the term of the agreement, it is to notify the consultants within five days of the conclusion of the 60-day term. As of June 30, 2020, the company issued the 10,000 shares of common stock and paid the $215,000 in cash pursuant to the terms of the agreement.

On April 8, 2020, the Company entered into a professional service agreement with a consultant to provide advice on investor outreach and institutional engagements The Consultants will also provide continuous market insight and interpret our trading activity. The term of the agreement commenced from the execution date and ends on April 1, 2021. Pursuant to the terms, the Company agreed to pay the consultant in the form of non-qualified stock options to acquire 200,000 shares of the Company’s common stock, exercisable at $2.50 per share for a period of one year. The Options are fully vested upon the signing of this agreement. In addition, the option is callable by the Company in the event the market price of its shares close above $3.50 per share for five consecutive dates upon which the consultant will have three days to elect to exercise or forfeit the options. The Company has not issued the options pursuant to the original terms of the agreement and on August 11, 2020, the Company and the consultant entered into an amendment and agreed that the 200,000 non-qualified stock options shall be issued upon the Company’s shareholders approval of its 2020 Incentive Stock Plan. See Note 12 – Equity – Warrants and Options Valuation for details related to the accrued compensation expense.

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

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of June 30, 2020, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $21,031 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of June 30, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of June 30, 2020, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of June 30, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued $253,831 and $329,089 which includes penalties and interest as of June 30, 2020 and December 31, 2019, respectively, related to this matter.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – EQUITY

Common Stock

On February 17, 2020 the Company authorized the issuance of an aggregate of 25,616 shares of common stock to the members of the board of directors as compensation earned through the end of the fourth quarter of 2019.

On March 31, 2020, the Company issued 75,000 shares of common stock of the Company to a consultant that assisted the Company in the area of investor relations and capital introduction.

On April 21, 2020, the Company issued an aggregate of 51,105 shares of common stock in exchange for accrued interest related to convertible notes that where converted in 2019 in the amount of $357,735.

On June 1, 2020, the Company issued 5,000 shares of common stock of the Company to a consultant with an aggregate fair value of $10,150.

On June 5, 2020, the Company issued 15,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $46,050.

On June 24, 2020 the Company authorized the issuance of an aggregate of 4,340 shares of common stock to the members of the board of directors as compensation earned through the end of the first quarter of 2020.

See Note 11 – Commitments and Contingencies – Consulting Agreements for details related to additional stock issuances during the six months ended June 30, 2020.

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

Restricted Common Stock

On February 18, 2020, the Company issued an aggregate of 216,783 shares of restricted common stock of the Company, with an aggregate value fair value of $1,083,915, to the executive team pursuant to their employment agreements as part of completing the initial public offering. Subsequent to the June quarter the Company and the employees agreed to cancel the restricted common stock. See Note 13 – Subsequent Events – Restricted Common Stock Cancellations for more details related to the cancellations.

At June 30, 2020, the unrecognized value of the restricted common stock was $40,602. The unamortized amount will be expensed over a weighted average period of 0.51 years. A summary of the activity related to the restricted common stock for the six months ended June 30, 2020 is presented below:

		Weighted Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2020	2,426	$65.33
Granted	216,783	5.00
Forfeited	-	-
Vested	(218,009)	(5.34)
Outstanding at June 30, 2020	1,200	$65.33

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to $277,077 and $3,625,220 for the three and six months ended June 30, 2020, respectively, of which $276,525 and $3,624,116, respectively, was recorded in general and administrative expenses and $552 and $1,104, respectively, was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $(123,431) and $181,702 for the three and six months ended June 30, 2019, respectively, of which $(124,019) and $177,246 was recorded in general and administrative expenses and $588 and $4,457 was recorded in labor expense within restaurant operating expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – EQUITY, continued

Warrant and Options Valuation

The Company has computed the fair value of warrants granted and options accrued for as accrued compensation expense using the Black-Scholes option pricing model. The expected term used for warrants and options issued to non-employees is the contractual life. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The options accrued for in accrued compensation expense had a grant date fair value of $46,000 on April 8, 2020. The Company recorded a mark to market fair value adjustment of $96,000 on the consolidated statement of operations during the three and six months ended June 30, 2020. The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions: expected volatility of 66.77%, risk-free rate of 0.16-0.23%, expected term of 1 year, expected dividends of 0%, and stock price of $1.70 – 2.71.

Warrants

See Note 11 – Commitments and Contingencies – Closing of Offering Agreements for details related to additional warrants issuances during the six months ended June 30, 2020.

A summary of warrants activity during the six months ended June 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding, December 31, 2019	2,450,287	$5.51	3.7
Issued	223,200	6.00	-
Exercised	-	-	-
Forfeited	(194,514)	19.92	-
Outstanding, June 30, 2020	2,478,973	$4.38	3.5

Exercisable, June 30, 2020	2,478,973	$4.38	3.5

The grant date fair value of warrants granted during the three and six months ended June 30, 2020 and 2019 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on warrants. Due to the lack of historical information, the Company determined the expected term of its warrant awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Risk free interest rate	-%	2.11 - 2.32%	1.37%	2.11 - 2.62%
Contractual term (years)	-	5.00	3.00	5.00
Expected volatility	-%	58.24%	55.33%	52.64 - 58.24%
Expected dividend	-%	0.00%	0.00%	0.00%

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

Delivery-only location

Subsequent to June 30, 2020, the Company opened two delivery-only location pursuant to the Kitchen Services Agreement.

Restricted Common Stock Cancellations

On August 11, 2020, various members of the executive team entered into an agreement individually with the Company to cancel an aggregate of 216,783 shares of restricted common stock of the Company previously issued in the first quarter of 2020 and acknowledge that no further compensation is due under their employment agreements.

Consulting Agreement Settlement

The Company rescinded the issuance of 100,000 warrants and 300,000 shares of the Company’s common stock in July 2020 that were issued in the first quarter of 2020, pursuant to a consulting agreement. Although the shares were duly authorized and validly issued, the Company rescinded the stock and warrants as it did not have the required amount of equity authorized under its 2019 Incentive Stock Plan. Following the rescission of the warrants and shares of common stock, the consultant threatened to commence legal proceedings against the Company and demanded the Company to re-issue the 300,000 shares of common stock and 100,000 warrants and to provide the Consultant registration rights. In order to settle and avoid the time commitment and expense associated with potential litigation, the Company and the Consultant entered into a Settlement Agreement (“Settlement Agreement”) on August 11, 2020 whereby the Company agreed to issue 300,000 shares of common stock within 5 five days of entering into the Settlement Agreement. These shares will not be issued subject to any equity plan. The Company agreed to register the shares of common stock in consideration of a release by the Consultant. In addition, as part of the Settlement Agreement the Company will issue 100,000 stock options upon the approval of the 2020 Equity Incentive Plan.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of June 30, 2020, our restaurant system included eleven Company-owned restaurants and twenty franchised restaurants.

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

As of June 30, 2020, we had an accumulated deficit of $60,088,290 and expect to continue to incur operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Consolidated Results of Operations

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

The following table represents selected items in our condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively:

	For the Three Months Ended
	June 30,
	2020	2019

Revenues:
Company restaurant sales, net of discounts	$659,939	$815,837
Franchise royalties and fees	142,293	529,085
Franchise advertising fund contributions	32,454	38,494
Total Revenues	834,686	1,383,416

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	255,329	286,264
Labor	342,823	339,221
Rent	139,604	88,645
Other restaurant operating expenses	100,552	138,634
Total restaurant operating expenses	838,308	852,764
Preopening expenses	46,764	-
Depreciation and amortization	97,245	62,912
Other expenses incurred for closed locations	-	23,809
Franchise advertising fund expenses	32,454	38,494
General and administrative expenses	1,213,851	966,539
Total Costs and Expenses	2,228,622	1,944,518
Loss from Operations	(1,393,936)	(561,102)

Other (Expense) Income:
Other (expense) income, net	(10,360)	2,757
Interest expense, net	(1,129)	(465,956)
Loss on change in fair value of accrued compensation	(96,000)	-
Amortization of debt discounts	-	(518,305)
Total Other Expense, Net	(107,489)	(981,504)

Loss Before Income Tax	(1,501,425)	(1,542,606)
Income tax provision	-	-
Net Loss	$(1,501,425)	$(1,542,606)

Revenues

Company total revenues totaled $834,686 for the three months ended June 30, 2020 compared to $1,383,416 for the three months ended June 30, 2019. The 39% decrease was primarily attributable to a decrease in franchise royalties and fees due to fewer franchisee stores, and a decrease in restaurant sales due to temporary closures of our corporate stores due to the Covid-19 epidemic.

We generated restaurant sales, net of discounts, of $659,939 for the three months ended June 30, 2020 compared to $815,837, for the three months ended June 30, 2019. This represented a decrease of $155,898 which is primarily due to the temporary closure of five corporate owned stored as a result of Covid-19 compared to the prior period.

Franchise royalties and fees for the three months ended June 30, 2020 and 2019 totaled $142,293 compared to $529,085, respectively. The $386,792 decrease is primarily attributable to a decrease in initial franchise fees of $198,146 compared to the prior year due to fewer franchisee agreement terminations in the current period, a decrease in royalty income of $138,940 due to fewer franchisee locations, lower sales volumes and temporary closures of franchised locations due to Covid-19 and a decrease in vendor rebates of $49,706. In addition, the company purchased two franchisee locations included in the current period compared to the prior period resulting in lower franchise fees.

Franchise advertising fund contributions for the three months ended June 30, 2020 and 2019 totaled $32,454 compared to $38,494, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the three months ended June 30, 2020 and 2019 totaled $255,329, or 38.7%, as a percentage of restaurant sales, and $286,264, or 35.1%, as a percentage of restaurant sales, respectively. The $30,935 decrease was primarily due to the temporary closure of three corporate owned stores and the decrease in restaurant sales during period due to the impact of Covid-19.

Restaurant labor for the three months ended June 30, 2020 and 2019 totaled $342,823, or 51.9%, as a percentage of restaurant sales, and $339,221, or 41.6%, as a percentage of restaurant sales, respectively. The 10.3% increase as a percentage of restaurant sales is a direct result of inefficiencies that is typically attributed to opening or acquiring new locations as it takes time to establish operational efficiencies and due to the impact of Covid-19 limiting our operations at our restaurants to maintain social distancing ordinances.

Restaurant rent expense for the three months ended June 30, 2020 and 2019 totaled $139,604, or 21.2%, as a percentage of restaurant sales, and $88,645, or 10.9%, as a percentage of restaurant sales, respectively.

Other restaurant operating expenses for the three months ended June 30, 2020 and 2019 totaled $100,552, or 15.2% as a percentage of restaurant sales, and $138,634, or 17.0% as a percentage of restaurant sales, respectively. The $38,082 decrease is attributed to the impact of Covid-19 as certain services have been temporary suspended due to the temporary store closures and various limited services at open locations, as mandated by state ordinance, due to Covid-19.

Preopening expense for the three months ended totaled $46,764 resulted from expense incurred prior to the opening of our Company owned store that opened during the second quarter of 2020.

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 totaled $97,245 and $62,912, respectively. The $34,333 increase is primarily attributable to depreciation expense related to additional property and equipment acquired for new store build outs and the remodeling of an existing company owned restaurant compared to the prior period.

General and administrative expenses for the three months ended June 30, 2020 and 2019 totaled $1,213,851, or 145.4% of total revenues, and $966,539, or 69.9% of total revenues, respectively. The $247,312 increase is primarily attributable to an increase in salaries of approximately $37,000, an increase in professional fees of approximately $183,000 and an increase in advertising expense of approximately $25,000.

Loss from Operations

Our loss from operations for the three months ended June 30, 2020 and 2019 totaled $1,393,936 or 167% of total revenues and $561,102 or 40.6% of total revenues, respectively. The increase of $832,834 in loss from operations is primarily attributable to an increase in total costs and expenses of approximately $284,000 and a decrease in total revenues of approximately $548,000.

Other Expense, net

Other expense, net for the three months ended June 30, 2020 and 2019 totaled $107,489 and $981,504, respectively. The $874,015 decrease in expense was primarily attributable to a decrease in amortization of debt discounts of $518,305, a $464,827 decrease in interest expense, net as the majority of the convertible notes where converted as of Q4 2019 therefore no further interest expense is being incurred, partially offset by a increase in other expense of $13,117 and an increase in a loss on change in fair value of accrued compensation expense of $96,000.

Net Loss

Our net loss for the three months ended June 30, 2020 decreased by $41,181 to $1,501,425 as compared to $1,542,606 for the three months ended June 30, 2019, resulting from a decrease in other expense, net partially offset by an increase in our loss from operations.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

The following table represents selected items in our condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively:

	For the Six Months Ended
	June 30,
	2020	2019

Revenues:
Company restaurant sales, net of discounts	$1,897,366	$1,616,600
Franchise royalties and fees	318,324	873,797
Franchise advertising fund contributions	54,050	77,393
Total Revenues	2,269,740	2,567,790

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	721,023	575,609
Labor	929,443	618,234
Rent	284,281	186,835
Other restaurant operating expenses	432,912	254,319
Total restaurant operating expenses	2,367,659	1,634,997
Preopening expenses	46,764	-
Depreciation and amortization	208,502	131,604
Other expenses incurred for closed locations	-	27,519
Franchise advertising fund expenses	54,050	77,393
General and administrative expenses	6,343,254	2,070,575
Total Costs and Expenses	9,020,229	3,942,088
Loss from Operations	(6,750,489)	(1,374,298)

Other Expense:
Other income, net	(13,548)	(108,993)
Interest expense, net	(94,733)	(648,421)
Loss on change in fair value of accrued compensation	(96,000)	-
Amortization of debt discounts	(38,918)	(894,373)
Total Other Expense, Net	(243,199)	(1,651,787)

Loss Before Income Tax	(6,993,688)	(3,026,085)
Income tax provision	-	-
Net Loss	$(6,993,688)	$(3,026,085)

Revenues

Company total revenues totaled $2,269,740 for the six months ended June 30, 2020 compared to $2,567,790 for the six months ended June 30, 2019. The 11.61% decrease is attributed a decrease in franchise royalties and fees, partially offset by an increase in restaurant sales.

We generated restaurant sales, net of discounts, of $1,897,366 for the six months ended June 30, 2020 compared to $1,616,600, for the six months ended June 30, 2019. This represented an increase of $280,766, or 17.4%, which is attributable to an increase of approximately $1,111,300 in restaurants sales due to additional stores that were open in current period compared to prior period, partially offset by a decrease of approximately $830,600 in restaurant sales which resulted from the temporary closure of three corporate owned stores in the current period as compared to the prior period due to Covid-19.

Franchise royalties and fees for the six months ended June 30, 2020 and 2019 totaled $318,324 compared to $873,797, respectively. The $555,473 decrease is primarily attributable to a decrease in initial franchise fees of $236,887 as there were fewer franchisee agreement terminations in the current period as compared to the prior period, a decrease in royalty income of $224,581 due to fewer franchisee locations, due to the impact of Covid-19 that resulted in lower sales and temporary closures of franchised locations and a decrease in vendor rebates of $94,005 due to lower sales and fewer franchisees in the current period compared to the prior period.

Franchise advertising fund contributions for the six months ended June 30, 2020 and 2019 totaled $54,050 compared to $77,393, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the six months ended June 30, 2020 and 2019 totaled $721,023, or 38.0%, as a percentage of restaurant sales, and $575,609, or 35.6%, as a percentage of restaurant sales, respectively. The $145,414 increase primarily is due to a higher store count during the period as compared to the prior period resulting in higher sales and a slight increase of 2% in restaurant and food beverage cost as a percentage of sales.

Restaurant labor for the six months ended June 30, 2020 and 2019 totaled $929,443, or 49.0%, as a percentage of restaurant sales, and $618,234, or 38.2%, as a percentage of restaurant sales, respectively. The $311,209 increase results primarily due a higher store count during the period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period. In addition, the increase in labor as a percentage of sales is a direct result of inefficiencies that is typically attributed to opening or acquiring new locations as it takes time to establish operational efficiencies.

Restaurant rent expense for the six months ended June 30, 2020 and 2019 totaled $284,281, or 15.0%, as a percentage of restaurant sales, and $186,835, or 11.6%, as a percentage of restaurant sales, respectively. The increase of $97,446 is directly attributed to the acquisition of the two franchise locations in the current period as compared to the prior period.

Other restaurant operating expenses for the six months ended June 30, 2020 and 2019 totaled $432,912, or 22.82% as a percentage of restaurant sales, and $254,319, or 15.7% as a percentage of restaurant sales, respectively. The $178,593 increase is primarily due to higher third party merchant fees, utility fees and insurance expenses attributed to a higher store count during the period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period.

Preopening expense for the six months ended June 30, 2020, totaled $46,764 resulted from expense incurred prior to the opening of our Company owned store that opened during the second quarter of 2020.

Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 totaled $208,502 and $131,604, respectively. The $76,898 increase is primarily attributable to depreciation expense related to additional property and equipment acquired for new store build outs and the remodeling of an existing company owned restaurant compared to the prior period.

General and administrative expenses for the six months ended June 30, 2020 and 2019 totaled $6,343,254, or 279.5% of total revenues, and $2,070,575, or 80.6% of total revenues, respectively. The $4,272,679 increase is primarily attributable to an increase in one-time bonuses of approximately $1,354,000 which is directly attributed to the stock issued to the executive team upon the completion of the offering resulting in stock-based compensation expense of $1,083,915 and $235,000 in cash bonus payments, an increase one-time consulting expense of approximately $2,391,000 which is mainly attributed to stock issued to consultants which resulted in stock-based compensation expense of $2,315,016, an increase in advertising expense of approximately $125,000 and an increase in one-time professional fees of approximately $350,000 mainly due to fees incurred in connection with the Company’s offering.

Loss from Operations

Our loss from operations for the six months ended June 30, 2020 and 2019 totaled $6,750,489 or 297.4% of total revenues and $1,374,298 or 53.5% of total revenues, respectively. The increase of $5,376,191 in loss from operations is primarily attributable to an increase in total costs and expenses of approximately $5,078,141, partially offset by the increase in total revenues of approximately $298,050. The increase in total costs and expenses of approximately $5,078,141 is primarily due to one-time expenses of approximately $3,506,000 incurred in connection with our offering of which approximately $3,386,000 of the expenses consisted of non-cash expenses in the form of stock-based compensation.

Other Expense, net

Other expense, net for the six months ended June 30, 2020 and 2019 totaled $243,199 and $1,651,787, respectively. The $1,408,588 decrease in expense was primarily attributable to a decrease in amortization of debt discounts of $855,455, a $553,688 decrease in interest expense, net as the majority of the convertible notes where converted as of Q4 2020 therefore no further interest expense is being incurred and a $95,445 decrease in other expense, net, partially offset by an increase of $96,000 in the loss on change in fair value of accrued compensation.

Net Loss

Our net loss for the six months ended June 30, 2020 increased by $3,967,603 to $6,993,688 as compared to $3,026,085 for the six months ended June 30, 2019, resulting from an increase in our loss from operations partially offset by an decrease in other expense, net as discussed above.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2020	December 31, 2019
Cash	$3,161,195	$478,854
Working Capital Surplus (Deficiency)	$214,643	$(3,707,541)
Convertible notes payable, net of debt discount of $0 and $38,918, respectively	$182,458	$693,540
Other notes payable, including related party	$1,132,864	$682,807

Availability of Additional Funds and Going Concern

Although we have a working capital surplus of $214,643, we presently have an accumulated deficit of $60,088,290, as of June 30, 2020, and we utilized $3,834,131 of cash in operating activities during the six months ended June 30, 2020, therefore we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

Our principal source of liquidity to date has been provided by loans and convertible loans from related and unrelated third parties, (ii) the sale of common stock through private placements and the (iii) and the recent closed public offering.

The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas during the first quarter of 2020 continuing through the third quarter of September 2020. As a result of the disruption and volatility in the global capital markets, we have seen an increase in the cost of capital which adversely impacts access to capital.

On May 9, 2020, the Company entered into Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of May 9, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 9, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company believes that it has been using the proceeds of the PPP Loan, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

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

Sources and Uses of Cash for the six months ended June 30, 2020 and June 30, 2019

During the six months ended June 30, 2020 and 2019, we used cash of $3,834,131 and $2,013,398, respectively, in operations. Our net cash used in operating activities for the six months ended June 30, 2020 was primarily attributable to our net loss of $6,993,688, adjusted for net non-cash items in the aggregate amount of $3,986,469 and $826,912 of net cash provided by changes in the levels of operating assets and liabilities. During the six months ended June 30, 2019 and 2018, we used cash of $2,013,398 and $1,312,858, respectively, in operations. Our net cash used in operating activities for the six months ended June 30, 2019 was primarily attributable to our net loss of $3,026,085, adjusted for net non-cash items in the aggregate amount of $1,212,209 and $199,522 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2020, net cash used in investing activities was $163,585, of which $172,387 was used to purchase property and, partially offset by $8,802 of loans collections from franchisees. During the six months ended June 30, 2019, net cash used in investing activities was $286,279, of which $305,511 was used to purchase property and equipment, partially offset by $19,232 of loans collections by franchisees and a related party.

Net cash provided by financing activities for the six months ended June 30, 2020 was $6,680,057 of which $6,780,000 proceeds from the offering, net of underwriter’s discount and offering costs, $150,000 proceeds from other notes payable, $866,300 proceeds from the PPP loan, partially offset by repayments of various convertible notes of $550,000 and $566,243 of repayments of other notes payables, including a related party. Net cash provided by financing activities for the six months ended June 30, 2019 was $5,354,000 of which $191,000 proceeds from convertible notes from other related parties and $5,873,000 proceeds from convertible notes to various parties, partially offset by repayments of various convertible notes and other notes payable, including related parties, of $150,000 and $560,000 of repayments of other notes payables, including a related party.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include:

●	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
●	the estimated useful lives of intangible and depreciable assets;
●	estimates and assumptions used to value warrants and options;
●	the recognition of revenue; and
●	the recognition, measurement and valuation of current and deferred income taxes.

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

Other intangible assets include a trademark with an indefinite useful life as well as franchise agreements which are amortized over their estimated useful lives of 13 years.

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

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $659,939 and $1,897,366 during the three and six months ended June 30, 2020, respectively. The Company recorded retail store revenues of $815,837 and $1,616,600 during the three and six months ended June 30, 2019, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $52,870 and $173,779 during the three and six months ended June 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $191,810 and $398,360 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $75,190 and $89,630, respectively, during the three and six months ended June 30, 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenues from franchise fees of $273,336 and $326,517, respectively, during the three and six months ended June 30, 2019, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $14,233 and $54,915 during the three and six months ended June 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. The Company recorded revenue from rebates of $63,939 and $148,920 during the three and six months ended June 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recoded in other current liabilities on the condensed consolidated balance sheet. For the three and six months ended June 30, 2020, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $32,454 and $54,050, respectively, during the three and six months ended June 30, 2020, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations. The Company recorded contributions from franchisees of $38,494 and $77,393, respectively, during the three and six months ended June 30, 2019, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the six months ended June 30, 2020.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of June 30, 2020, as discussed below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in material pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the material legal proceedings that have become a reportable event or which have had material developments during the quarter ended June 30, 2020.

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

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued $253,831 and $329,089 which includes penalties and interest as of June 30, 2020 and December 31, 2019, respectively, related to this matter. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 18, 2020, the Company entered into a professional services agreement with a company to provide advice on business development of food stores and delivery kitchen operations. In addition, they will review and advise the Company on potential acquisition targets, including financial analytics for post-merger entities and provide assistance in preparing pro-forma financial information. The term of the agreement commences on February 18, 2020 and expires on February 18, 2021. Pursuant to the terms of the agreement, the Company agreed to issue 300,000 shares of the Company’s common stock and 100,000 three-year cashless warrants with an exercise price of $5.00 per share upon signing of the agreement as payment. The Company rescinded the issuance of 100,000 warrants and 300,000 shares of the Company’s common stock in July 2020 that were issued in the first quarter of 2020, pursuant to a consulting agreement. Although the shares were duly authorized and validly issued, the Company rescinded the stock and warrants as it did not have the required amount of equity authorized under its 2019 Incentive Stock Plan. Following the rescission of the warrants and shares of common stock, the consultant threatened to commence legal proceedings against the Company and demanded the Company to re-issue the 300,000 shares of common stock and 100,000 warrants and to provide the Consultant registration rights. In order to settle and avoid the time commitment and expense associated with potential litigation, the Company and the Consultant entered into a Settlement Agreement (“Settlement Agreement”) on August 11, 2020 whereby the Company agreed to issue 300,000 shares of common stock within 5 five days of entering into the Settlement Agreement. These shares will not be issued subject to any equity plan. The Company agreed to register the shares of common stock in consideration of a release by the Consultant. In addition, as part of the Settlement Agreement the Company will issue 100,000 stock options upon the approval of the 2020 Equity Incentive Plan.

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

On April 8, 2020, the Company entered into a professional service agreement with a consultant to provide advice on investor outreach and institutional engagements The Consultants will also provide continuous market insight and interpret our trading activity. The term of the agreement commenced from the execution date and ends on April 1, 2021. Pursuant to the terms, the Company agreed to pay the consultant in the form of non-qualified stock options to acquire 200,000 shares of the Company’s common stock, exercisable at $2.50 per share for a period of one year. The Options are fully vested upon the signing of this agreement. In addition, the option is callable by the Company in the event the market price of its shares close above $3.50 per share for five consecutive dates upon which the consultant will have three days to elect to exercise of forfeit the options. On August 11, 2020, the Company and the consultant entered into an amendment and agreed that the 200,000 non-qualified stock options shall be issued upon the Company’s shareholders approval of its 2020 Incentive Stock Plan.

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

On June 24, 2020 the Company authorized the issuance of an aggregate of 4,340 share of common stock to the members of the board of directors as compensation earned through the end of the first quarter of 2020

The above shares were issued under the 2019 Equity Incentive Plan.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company rescinded the issuance of 100,000 warrants and 300,000 shares of the Company’s common stock in July 2020 that were issued in the first quarter of 2020, pursuant to a consulting agreement. Although the shares were duly authorized and validity issued, the Company rescinded the stock and warrants as it did not have the required amount of equity authorized under its 2019 Incentive Stock Plan. Following the rescission of the warrants and shares of common stock, the consultant threatened to commence legal proceedings against the Company and demanded the Company to re-issue the 300,000 shares of common stock and 100,000 warrants and to provide the Consultant registration rights. In order to settle and avoid the time commitment and expense associated with potential litigation, the Company and the Consultant entered into a Settlement Agreement (“Settlement Agreement”) on August 11, 2020 whereby the Company agreed to issue 300,000 shares of common stock within 5 five days of entering into the Settlement Agreement. These shares will not be issued subject to any equity plan. The Company agreed to register the shares of common stock in consideration of a release by the Consultant. In addition, as part of the Settlement Agreement the Company will issue 100,000 stock options upon the approval of the 2020 Equity Incentive Plan.

On August 11, 2020, various members of the executive team entered into an agreement individually with the Company to cancel an aggregate of 216,783 shares of restricted common stock of the Company previously issued in the first quarter of 2020 and acknowledge that no further compensation is due under their employment agreements.

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

Date: August 19, 2020	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Chief Financial Officer
(Principal Financial and Accounting Officer)

