Form 10-Q
period 2020-09-30
Muscle Maker, Inc.
filed 2020-11-16
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39223

MUSCLE MAKER, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2600 South Shore Blvd., Suite 300, League City, Texas	77573
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (682)-708-8250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GRIL	The NASDAQ Capital Market

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

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 16, 2020, was 11,589,561.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash	$6,063,811	$478,854
Accounts receivable, net of allowance for doubtful accounts of $75,000 as of September 30, 2020 and December 31, 2019, respectively	230,675	136,477
Inventory	86,056	78,422
Current portion of loans receivable, net of allowance of $46,900 and $55,000 at September 30, 2020 and December 31, 2019, respectively	35,911	38,712
Prepaid expenses and other current assets	37,224	48,064
Total Current Assets	6,453,677	780,529
Property and equipment, net	1,933,416	1,646,879
Goodwill	656,348	656,348
Intangible assets, net	2,890,916	3,038,815
Loans receivable, non-current	92,669	98,677
Security deposits and other assets	90,062	39,462
Total Assets	$12,117,088	$6,260,710

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,985,808	$2,630,948
Convertible notes payable to Former Parent	82,458	82,458
Convertible notes payable, net of debt discount of $0 and $38,918 at September 30, 2020 and December 31, 2019	100,000	536,082
Other notes payable, current	486,573	351,512
Other notes payable, related party	-	91,000
Deferred revenue, current	75,650	122,697
Deferred rent, current	11,135	20,730
Other current liabilities	652,629	652,643
Total Current Liabilities	3,394,253	4,488,070
Convertible notes payable	-	75,000
Other notes payable, non-current	633,287	240,295
Deferred revenue, non-current	955,179	1,152,975
Deferred rent, non-current	84,117	58,608
Total Liabilities	5,066,836	6,014,948

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 25,000,000 shares authorized, 11,089,440 and 5,714,464 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	1,108	571
Additional paid-in capital	67,799,514	53,339,793
Accumulated deficit	(60,750,370)	(53,094,602)
Total Stockholders’ Equity	7,050,252	245,762
Total Liabilities and Stockholders’ Equity	$12,117,088	$6,260,710

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:
Company restaurant sales, net of discounts	$887,922	$821,684	$2,785,288	$2,438,284
Franchise royalties and fees	251,491	252,744	569,815	1,126,541
Franchise advertising fund contributions	13,132	39,030	45,587	116,423
Total Revenues	1,152,545	1,113,458	3,400,690	3,681,248

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	346,808	339,454	1,067,831	915,063
Labor	420,804	347,786	1,350,247	966,020
Rent	184,309	96,832	468,590	283,667
Other restaurant operating expenses	286,689	113,292	719,601	367,611
Total restaurant operating expenses	1,238,610	897,364	3,606,269	2,532,361
Preopening expenses	-	-	46,764	-
Depreciation and amortization	80,113	59,033	288,615	190,637
Impairment of intangible asset	100,000	-	100,000	-
Other expenses incurred for closed locations	-	-	-	27,519
Franchise advertising fund expenses	13,132	39,030	45,587	116,423
General and administrative expenses	457,282	1,514,123	6,800,536	3,584,698
Total Costs and Expenses	1,889,137	2,509,550	10,887,771	6,451,638
Loss from Operations	(736,592)	(1,396,092)	(7,487,081)	(2,770,390)

Other Income (Expense):
Other (expense) income, net	(5,360)	112,673	(18,908)	3,680
Interest expense, net	(20,128)	(614,100)	(114,861)	(1,262,521)
Change in fair value of accrued compensation	100,000	-	4,000	-
Amortization of debt discounts	-	(451,310)	(38,918)	(1,345,683)
Total Other Income (Expense), Net	74,512	(952,737)	(168,687)	(2,604,524)

Loss Before Income Tax	(662,080)	(2,348,829)	(7,655,768)	(5,374,914)
Income tax provision	-	-	-	-
Net Loss	$(662,080)	$(2,348,829)	$(7,655,768)	$(5,374,914)

Net Loss Per Share:
Basic and diluted	$(0.09)	$(1.56)	$(1.06)	$(3.59)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	7,633,347	1,503,438	7,217,767	1,499,019

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

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	5,714,464	$571	$53,339,793	$(53,094,602)	$245,762
Issuance of restricted stock	1,226	-	-	-	-
Common stock issued upon offering on February 12, 2020, net of underwriter’s discount and offering costs of $920,000	1,540,000	154	6,779,846	-	6,780,000
Restricted common stock issued as compensation to executive team upon completion of the initial public offering	216,783	22	1,083,893	-	1,083,915
Common stock issued as compensation to board of directors	25,616	3	128,077	-	128,080
Common stock issued as compensation for services	385,000	39	1,924,961	-	1,925,000
Stock-based compensation:
Restricted common stock	-	-	20,148	-	20,148
Warrant	-	-	191,000	-	191,000
Net loss	-	-	-	(5,492,263)	(5,492,263)

Balance - March 31, 2020	7,883,089	$789	$63,467,718	$(58,586,865)	$4,881,642
Common stock issued as compensation for services	20,000	2	56,198	-	56,200
Common stock issued in exchange for accrued interest	51,105	5	357,730	-	357,735
Common stock issued as compensation to board of directors	4,340	-	11,874	-	11,874
Stock-based compensation:
Restricted common stock	-	-	20,148	-	20,148
Net loss	-	-	-	(1,501,425)	(1,501,425)

Balance – June 30, 2020	7,958,534	796	63,913,668	(60,088,290)	3,826,174
Restricted common stock cancelled by executive team	(216,783)	(22)	(1,083,893)	-	(1,083,915)
Common stock cancelled by consultant issued for prior services	(300,000)	(30)	-	-	-
Common stock issued as compensation for services as per settlement	300,000	30	-	-	-
Common stock issued as compensation for services	53,571	5	200,700	-	200,705
Offering on September 10, 2020, net of underwriter’s discount and offering cost of $660,000	3,294,118	329	4,939,672	-	4,940,001
Warrant expense – Reclassed to accrued compensation for future options	-	-	(191,000)	-	(191,000)
Stock-based compensation:
Restricted common stock	-	-	20,367	-	20,367
Net loss	-	-	-	(662,080)	(662,080)

Balance – September 30, 2020	11,089,440	$1,108	$67,799,514	$(60,750,370)	$7,050,252

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(7,655,768)	$(5,374,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,615	190,637
Stock-based compensation	2,619,522	613,333
Amortization of debt discounts	38,918	1,345,683
Gain on change in fair value of accrued compensation	(4,000)	-
Impairment of intangible asset	100,000	-
Write off of property and equipment	41,480	-
Bad debt expense	-	147,922
Deferred rent	15,914	6,323

Changes in operating assets and liabilities:
Accounts receivable	(94,198)	(124,274)
Inventory	(7,634)	(33,634)
Prepaid expenses and other current assets	10,840	(32,252)
Security deposits and other assets	(50,600)	(1,475)
Accounts payable and accrued expenses	(520,405)	337,859
Deferred revenue	(244,843)	(442,079)
Other current liabilities	(14)	71,757
Total Adjustments	2,193,595	2,078,800
Net Cash Used in Operating Activities	(5,462,173)	(3,296,114)

Cash Flows from Investing Activities
Purchases of property and equipment	(568,733)	(864,451)
Collections (repayments) from loans receivable	8,809	(60,186)
Cash paid in connection with the acquisition of Midtown franchise store	-	(35,116)
Collections from loans receivables	-	26,681
Collections from loans receivable - related party	-	650
Net Cash Used in Investing Activities	(559,924)	(932,422)

Cash Flows from Financing Activities
Proceeds from offerings, net of underwriter’s discount and offering costs of $1,580,000	11,720,001	-
Proceeds from PPP loan	866,300	-
Proceeds from convertible notes payable	-	6,373,000
Proceeds from convertible notes payable - related parties	-	100,000
Repayments of convertible note payable	(550,000)	(50,000)
Repayments of convertible note payable – related parties	-	(100,000)
Repayments of other notes payable - related party	(91,000)	(335,000)
Repayments of other notes payables	(488,247)	(225,000)
Proceeds from other notes payable – related party	-	100,000
Proceeds from other note payable	150,000	-
Net Cash Provided by Financing Activities	11,607,054	5,854,000

Net Increase in Cash	5,584,957	1,625,464
Cash - Beginning of Period	478,854	357,842
Cash - End of Period	$6,063,811	$1,983,306

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2020	2019

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$388,101	$471,774

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$-	$548,020
Warrants issued and recorded as debt discount in connection with convertible notes payable	$-	$548,354
Common stock issued in exchange for interest earned on convertible notes payable	$-	$111,666
Common stock issued in exchange for interest earned on other notes payable	$-	$479,323
Common stock issued in exchange for accrued interest	$357,735	$-
Warrant expense – Reclassed to accrued compensation for future options	$191,000	$-

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

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill and Healthy Joe’s restaurants. As of September 30, 2020, the Company’s restaurant system included fifteen company-owned restaurants, and eighteen franchise restaurants. Three of the company-owned restaurants are delivery-only locations. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu and meal plans.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the three and nine months ended September 30, 2020. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report. As a result of the pandemic the Company has limited its operations through limiting hours of operations, reduced its capacity and utilized a delivery only concept as mandated by each state and has temporarily closed five of our Company owned locations during the second quarter of 2020. In addition, the Company opened two new locations at the end of the third quarter on university campuses that were subsequently temporarily closed due to the impact of COVID-19 on students returning to campuses. Commencing in the second quarter of 2020 the Company provided royalty relief to its franchisees by deferring half of their royalties earned by the Company through July 2020 and the executive team has deferred a portion of their salaries which is still in effect as of date of the filing of this report. In addition, various franchisee locations had to take similar actions by temporarily closing their locations and limiting their operations as mandated by each state. As of the date of the filing of this report the Company re-opened three of the seven temporarily closed locations and closed down one location permanently.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, continued

Going Concern and Management’s Plans

As of September 30, 2020, the Company had a cash balance, a working capital surplus and an accumulated deficit of $6,063,811, $3,062,692, and $60,750,370, respectively. During the three and nine months ended September 30, 2020, the Company incurred a pre-tax net loss of $662,080 and $7,655,768, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these condensed consolidated financial statements.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

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

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. This amendment will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating ASU 2019-01 and its impact on its unaudited condensed consolidated financial statements and financial statement disclosures.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

During the first quarter of 2019, the Company adopted Topic 606 “Revenue from Contracts with Customers” for revenue recognition related to contracts with customers and applied the guidance modified retrospectively. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations. The change between Topic 605 and Topic 606, primarily impacted the way the Company recognized franchise fees. Under Topic 605 franchise fees were recognized upon opening of a restaurant or granting of a new franchise term at a point in time while under Topic 606 franchise fees are recognized on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. The impact of the adoption of Topic 606 resulted in an adjustment of $875,902 in accumulated deficit and deferred revenues.

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $887,922 and $2,785,288 during the three and nine months ended September 30, 2020, respectively. The Company recorded retail store revenues of $821,684 and $2,438,284 during the three and nine months ended September 30, 2019, respectively.

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenues from gift cards as restaurant revenues once the Company performs its obligation to provide food and beverage to the customer simultaneously with the redemption of the gift card or through gift card breakage, as discussed in Other Revenues below.

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $88,059 and $261,838 during the three and nine months ended September 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $165,412 and $563,772 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $125,710 and $215,340, respectively, during the three and nine months ended September 30, 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenues from franchise fees of $16,132 and $342,649, respectively, during the three and nine months ended September 30, 2019, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $37,722 and $92,637 during the three and nine months ended September 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. The Company recorded revenue from rebates of $71,200 and $220,120 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2020, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $13,132 and $45,587, respectively, during the three and nine months ended September 30, 2020, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations. The Company recorded contributions from franchisees of $39,030 and $116,423, respectively, during the three and nine months ended September 30, 2019, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Impacts on Financial Statements

The following table summarized the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated financial statements:

	December 31, 2018	New Revenue Standard Adjustment	January 1, 2019
Deferred revenues	$907,948	$875,902	$1,783,850
Accumulated deficit	23,833,656	875,902	24,709,588

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $26,001 and $154,736 for the three and nine months ended September 30, 2020, and approximately $14,624 and $18,237 for the three and nine months ended September 30, 2019 respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average diluted common shares at September 30, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive:

	September 30,
	2020	2019
Warrants	2,582,857	756,578
Options	-	4,821
Convertible debt	32,350	1,120,264
Total potentially dilutive shares	2,615,207	1,881,663

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 85% and 84% of the Company’s purchases for the three and nine months ended September 30, 2020, respectively. Purchases from the Company’s largest supplier totaled 75% and 81% of the Company’s purchases for the three and nine months ended September 30, 2019, respectively.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

At September 30, 2020 and December 31, 2019, the Company’s loans receivable consists of the following:

	September 30, 2020	December 31, 2019
Loans receivable, net	$128,580	$137,389
Less: current portion	(35,911)	(38,712)
Loans receivable, non-current	$92,669	$98,677

Loans receivable includes loans to franchisees and a former franchisee totaling, in the aggregate, $128,580 and $137,389, net of reserves for uncollectible loans of $46,900 and $55,000 at September 30, 2020 and December 31, 2019, respectively. The loans have original terms ranging up to 10 years, earn interest at rates ranging from 2% to 12%, and are being repaid on a weekly or monthly basis.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2020 and December 31, 2019 property and equipment consists of the following:

	September 30, 2020	December 31, 2019

Furniture and equipment	$882,208	$617,712
Leasehold improvements	1,671,419	1,518,293
	2,553,627	2,136,005
Less: accumulated depreciation and amortization	(620,211)	(489,126)
Property and equipment, net	$1,933,416	$1,646,879

Depreciation expense amounted to $64,030 and $240,716 for the three and nine months ended September 30, 2020, respectively. Depreciation expense amounted to $42,950 and $142,914 for the three and nine months ended September 30, 2019, respectively. During the nine months ended September 30, 2020, the Company wrote off property and equipment with an original cost value of $151,111 related to a closed location and a future location that was terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $41,480 after accumulated depreciation of $109,631 in the unaudited condensed consolidated statement of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements which are amortized over useful lives of thirteen years.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Total
Intangible assets, net at December 31, 2019	$2,524,000	$514,815	$3,038,815
Amortization expense		(47,899)	(47,899)
Impairment of intangible assets	-	(100,000)	(100,000)
Intangible assets, net at September 30, 2020	$2,524,000	$366,916	$2,890,916

Weighted average remaining amortization period at September 30, 2020 (in years)		7.3

Amortization expense related to intangible assets amounted to $16,083 and $47,899 for the three and nine months ended September 30, 2020, respectively. Amortization expense related to intangible assets amounted to $16,083 and $47,723 for the three and nine months ended September 30, 2019, respectively.

 The Company sustained operating and cash flow losses from inception which formed a basis for performing an impairment test of its Intangible Assets. The Company performed a recoverability test on the franchise agreements based on its projected future undiscounted cashflows. As a result of a failed recoverability test the Company proceeded to measure the fair value of those assets based on the future discounted cash flows and recorded an impairment charge in the amount of $100,00 during the three and nine months ended September 30, 2020. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and royalty payments. These forecasts were based on actual revenues and take into account recent developments as well as the Company’s plans and intentions.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Accounts payable	$821,140	$857,846
Accrued payroll	108,388	139,320
Accrued professional fees	257,972	329,826
Accrued board members fees	47,608	59,864
Accrued rent expense	200,434	269,644
Accrued compensation expense(1)	233,000	-
Sales taxes payable (2)	248,721	329,089
Accrued interest	24,930	520,682
Accrued interest, related parties	-	79,523
Other accrued expenses	43,615	45,154
Total Accounts Payable and Accrued Expenses	$1,985,808	$2,630,948

(1)

Included within accrued compensation expense is a liability of $42,000 related to 200,000 stock options to be issued by the Company and a liability of $191,000 related to the 100,000 warrants that were rescinded by the Company in exchange for the 100,000 options to be issued upon the approval of the 2020 Equity Incentive Plan. See Note 11 – Commitments and Contingencies – Consulting Agreements for details related to the Options and the cancelled warrants.

(2)	See Note 11 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

NOTE 8 – DEFERRED REVENUE

At September 30, 2020 and December 31, 2019, deferred revenue consists of the following:

	September 30, 2020	December 31, 2019
Franchise fees	$997,199	$1,210,719
Unearned vendor rebates	33,630	64,953
Less: Unearned vendor rebates, current	(33,630)	(64,953)
Less: Franchise fees, current	(42,020)	(57,744)
Deferred revenues, non-current	$955,179	$1,152,975

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Gift card liability	$90,269	$88,673
Co-op advertising fund liability	294,439	298,662
Advertising fund liability	267,921	265,308
	$652,629	$652,643

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 – NOTES PAYABLE

Convertible Notes

Convertible Note Payable to Former Parent

As of September 30, 2020, the Company had an amount of $82,458 in convertible notes payable to Former Parent outstanding.

15% Senior Secured Convertible Promissory Notes

During the nine months ended September 30, 2020, the Company repaid an aggregate of $450,000 in 15% senior secured convertible promissory notes.

12% Secured Convertible Note

During the nine months ended September 30, 2020, the Company repaid the $75,000 12% secured convertible promissory note.

Other Convertible Notes

During the nine months ended September 30, 2020, the Company repaid a $25,000 other convertible note payable.

As of September 30, 2020 and December 31, 2019, the Company has another convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 11 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 other convertible note payable.

Other Notes Payable

On May 9, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The current term of the PPP Loan is two years with a maturity date of May 9, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first ten months of the term of the PPP Loan. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company believes that it has been using the proceeds of the PPP Loan, for Qualifying Expenses. As of the date of filing this report the Company submitted their application for forgiveness of the PPP Loan. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

On May 14, 2019, the Company issued a $91,000 promissory note to a related party. The note has a stated interest rate of 15% over the original term of one year with monthly interest payments. The note becomes due in one year or the first day the Company trades publicly on an exchange. This note was repaid in full during the first quarter of 2020.

On October 10, 2019, the Company issued a $300,000 five-year promissory note to a former franchisee with an eight percent interest rate. During the three and nine months ended September 30, 2020, the Company repaid $13,377 and $38,246, respectively, of the five-year promissory note.

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

As of September 30, 2020, the Company had an aggregate amount of $1,119,860 and $0 in other notes payable and other notes payable, related party, respectively. The notes had interest rates ranging between 1% - 8% per annum, due on various dates through October 10, 2024.

The maturities of other notes payable as of September 30, 2020, are as follows:

Principal
Repayments due as of	Amount
09/30/2021	$486,574
09/30/2022	493,638
09/30/2023	64,141
09/30/2024	69,465
09/30/2025	6,043
$1,119,861

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On February 18, 2020, the Company entered into a professional services agreement with a company to provide advice on business development of food stores and delivery kitchen operations. In addition, they will review and advise the Company on potential acquisition targets, including financial analytics for post-merger entities and provide assistance in preparing pro-forma financial information. The term of the agreement commences from the effective date on February 18, 2020 and expires on February 18, 2021. Pursuant to the terms of the agreement, the Company agreed to issue 300,000 shares of the Company’s common stock and 100,000 three-year cashless warrants with an exercise price of $5.00 per share upon signing of the agreement as payment. The grant date fair value of the warrants of $191,000 was recorded in general and administrative expense as stock-based compensation. The Company rescinded the issuance of 100,000 warrants and 300,000 shares of the Company’s common stock in July 2020 that were issued in the first quarter of 2020, pursuant to a consulting agreement. Although the shares were duly authorized and validly issued, the Company rescinded the stock and warrants as it did not have the required amount of equity authorized under its 2019 Incentive Stock Plan. Following the rescission of the warrants and shares of common stock, the consultant threatened to commence legal proceedings against the Company and demanded the Company to re-issue the 300,000 shares of common stock and 100,000 warrants and to provide the Consultant registration rights. In order to settle and avoid the time commitment and expense associated with potential litigation, the Company and the Consultant entered into a Settlement Agreement (“Settlement Agreement”) on August 11, 2020 whereby the Company agreed to issue 300,000 shares of common stock within 5 five days of entering into the Settlement Agreement. These shares are not subject to any equity plan. The Company agreed to register the shares of common stock in consideration of a release by the Consultant. In addition, as part of the Settlement Agreement the Company will issue 100,000 stock options upon the approval of the 2020 Equity Incentive Plan.

On February 24, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for two months from the effective date on February 27, 2020 and expires on April 27, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $215,000 in cash and to issue 10,000 shares of the Company’s common stock. In the event the Company elects to not extend the term of the agreement, it is to notify the consultants within five days of the conclusion of the 60-day term. The Company did not extend the term of the original agreement. As of September 30, 2020, the company issued the 10,000 shares of common stock and paid the $215,000 in cash pursuant to the terms of the agreement.

On April 8, 2020, the Company entered into a professional service agreement with a consultant to provide advice on investor outreach and institutional engagements. The Consultants will also provide continuous market insight and interpret our trading activity. The term of the agreement commenced from the execution date and ends on April 1, 2021. Pursuant to the terms, the Company agreed to pay the consultant in the form of non-qualified stock options to acquire 200,000 shares of the Company’s common stock, exercisable at $2.50 per share for a period of one year. The Options are fully vested upon the signing of this agreement. In addition, the option is callable by the Company in the event the market price of its shares close above $3.50 per share for five consecutive dates upon which the consultant will have three days to elect to exercise or forfeit the options. The Company has not issued the options pursuant to the original terms of the agreement and on August 11, 2020, the Company and the consultant entered into an amendment and agreed that the 200,000 non-qualified stock options shall be issued upon the Company’s shareholders approval of its 2020 Incentive Stock Plan. See Note 12 – Equity – Warrants and Options Valuation for details related to the accrued compensation expense recognized in connection with the liability.

On July 28, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for one month from the effective date on July 28, 2020 and expires on August 28, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $253,500 in cash and to issue 15,000 shares of the Company’s common stock. As of September 30, 2020, the Company issued the 15,000 shares of common stock and paid the $253,500 in cash pursuant to the terms of the agreement.

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

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of September 30, 2020, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $22,039 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of September 30, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of September 30, 2020, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of September 30, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

Corporate Address Change

During October 2020, the Company relocated its corporate office address from 308 East Renfro Street, Suite 101, Burleson, Texas, 76028 to 2600 South Shore Blvd. Suite 300, League City, Texas, 77573.

Kitchen Service Agreement

On February 26, 2020, the Company entered into a Kitchen Services Agreement with a major delivery-only kitchen concept. The Kitchen Services Agreement provides for five initial locations starting in the Chicago market. In addition, the Company has placed deposits for an additional five locations to be determined. The Kitchen Services Agreement provide the Company with access to the delivery-only locations for a one-year term with an automatic one-year renewal unless terminated by either party. The delivery-only locations are set up for third party delivery and provide that the Company must pay monthly license fees, processing service fees and storage service fees. The monthly license fees for the five initial locations range from $3,000 to $4,000. The monthly license fees become due 14 days after the Company is granted access to the location. As of the date of filing this report the Company has opened four of the five initial locations agreed upon in the Chicago market and entered into additional agreements for two location in the Philadelphia market, one location in the Miami market, one location in the Providence market and one location in the New York City market.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued $248,721 and $329,089 which includes penalties and interest as of September 30, 2020 and December 31, 2019, respectively, related to this matter.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – EQUITY

2019 Equity Incentive Plan

The Company’s board of directors and shareholders approved and adopted on October 28, 2019 the 2019 Equity Incentive Plan (“2019 Plan”), effective on October 28, 2019 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2019 Plan, the Company reserved 214,286 shares of common stock for issuance. As of September 30, 2020, 188,524 shares have been issued under the 2019 Plan. See Note 13 – Subsequent Events – 2020 Equity Incentive Plan for details of the new plan that was adopted and upon adoption of the new plan the Company will no longer issue shares under the 2019 Plan, but any existing grants under the 2020 Plan will remain outstanding.

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

On August 21, 2020, the Company issued an aggregate of 53,571 shares of common stock of the Company to various consultants with an aggregate fair value of $200,705.

See Note 11 – Commitments and Contingencies – Consulting Agreements for details related to additional stock issuances during the nine months ended September 30, 2020.

Closing of Offerings

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

On September 10, 2020, the Company priced its public offering (“September Offering”) of 3,294,118 shares of common stock at a price of $1.70 per share. The Company closed on the September Offering on September 15, 2020, yielding net proceeds of $4,940,001, net of underwriters and other fees of $660,000. Upon closing of the September Offering the Company issued 263,529 warrants to the underwriters as part of their agreement. See Note 13 – Subsequent Events – Closing of September Offering – Over-Allotment for the closing on the over-allotment option that was granted to the underwriters.

Restricted Common Stock

On February 18, 2020, the Company issued an aggregate of 216,783 shares of restricted common stock of the Company, with an aggregate value fair value of $1,083,915, to the executive team pursuant to their employment agreements as part of completing the initial public offering. On August 11, 2020, the executive team entered into an agreement individually with the Company to cancel an aggregate of 216,783 vested shares of restricted common stock of the Company previously issued in the first quarter of 2020 and acknowledge that no further compensation is due under their employment agreements during the quarter ended September 30, 2020. As a result of the cancelled restricted common stock, the Company reversed $1,083,893 in stock-based compensation during the quarter ended September 30, 2020, that was originally recorded during the three months ended March 31, 2020, within general and administrative expenses related to the cancelled shares in the unaudited condensed consolidated statement of operations.

At September 30, 2020, the unrecognized value of the restricted common stock was $20,235. The unamortized amount will be expensed over a weighted average period of 0.25 years. A summary of the activity related to the restricted common stock for the nine months ended September 30, 2020 is presented below:

		Weighted Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2020	2,426	$65.33
Granted	216,783	5.00
Forfeited	-	-
Vested	(218,009)	(5.34)
Outstanding at September 30, 2020	1,200	$65.33

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to ($1,005,698) and $2,619,522 for the three and nine months ended September 30, 2020, respectively, of which ($1,006,656) and $2,617,460, respectively, was recorded in general and administrative expenses and $958 and $2,062, respectively, was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $431,631 and $613,333 for the three and nine months ended September 30, 2019, respectively, of which $429,315 and $611,191 was recorded in general and administrative expenses and $2,316 and $2,142 was recorded in labor expense within restaurant operating expenses.

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

The options accrued for in accrued compensation expense had a grant date fair value of $46,000 on April 8, 2020. The Company recorded a mark to market fair value adjustment of $(100,000) and $4,000 on the consolidated statement of operations during the three and nine months ended September 30, 2020. The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions: expected volatility of 66.77-112.17%, risk-free rate of 0.12-0.23%, expected term of 1 year, expected dividends of 0%, and stock price of $1.42 – 2.71.

Options

On July 27, 2017, the Company issued stand-alone non-qualified stock options, not pursuant to a plan, to purchase an aggregate of 4,821 shares of the Company’s common stock to its franchisees that expires three years from the date of issuance. The options were forfeited during the third quarter of 2020.

Warrants

See Note 12 – Equity – Closing of Offerings for details related to additional warrants issuances during the nine months ended September 30, 2020.

A summary of warrants activity during the nine months ended September 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding, December 31, 2019	2,450,287	$5.51	3.7
Issued	486,729	3.65	-
Exercised	-	-	-
Forfeited/cancelled	(354,159)	6.74	-
Outstanding, September 30, 2020	2,582,857	$4.08	3.6

Exercisable, September 30, 2020	2,582,857	$4.08	3.6

The grant date fair value of warrants granted during the three and nine months ended September 30, 2020 and 2019 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on warrants. Due to the lack of historical information, the Company determined the expected term of its warrant awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk free interest rate	-%	1.61 - 2.32%	1.37%	10.61 - 2.62%
Contractual term (years)	-	5.00	3.00	5.00
Expected volatility	-%	58.24 - 88.10%	55.33%	52.64 - 88.10%
Expected dividend	-%	0.00%	0.00%	0.00%

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

Delivery-only location

Subsequent to September 30, 2020, the Company opened one more delivery-only location pursuant to the Kitchen Services Agreement.

Election of Directors

On October 27, 2020, the Company held its annual shareholders meeting and the shareholders voted on the directors to serve on the Company’s board of directors. The shareholders elected Stephan Spanos, A.B. Southall III, Paul L. Menchik, Peter Petrosian, Jeff Carl, Major General (ret) Malcom Frost and Phillip Balatsos to serve on the Company’s board of directors.

Authorized Capital

On October 27, 2020, the shareholders approved to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock from 14,285,714 to 25,000,000 shares of $0.0001 par value share common stock.

2020 Equity Incentive Plan

The Company’s board of directors and shareholders approved and adopted on October 27, 2020 the 2020 Equity Incentive Plan (“2020 Plan”), effective on October 27, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2020 Plan, the Company reserved 1,750,000 shares of common stock for issuance. As of the date of the issuance of these consolidated financial statements 1,744,056 shares of common stock were outstanding under the 2020 Plan.

Closing of September Offering – Over-Allotment

Pursuant to the underwriting agreement for the September Offering the Company granted the underwriters an option to exercise for 45 days, to purchase up to an additional 494,177 shares of common stock to cover the over-allotment. On October 27, 2020, the Company closed on the over-allotment yielding proceeds of $764,399, net of underwrites and other fees of $75,600.

Operation Lease

Due to the economic effect of COVID-19 the Company made the decision to close one of their Company owned stores permanently during the quarter ended September 30, 2020. As a result the Company was able to negotiate a sublease on October 29, 2020, for the remainder of the lease term in which the subtenant agreed to make lease payments to the Company until the lease terminates on February 28, 2021.

Chelsea Acquisition

On October 19, 2020, the Company acquired a franchisee store in Chelsea, New York, as a corporate store (the “Chelsea Acquisition”). The purchase price of the store was $68,292, of which $34,146 related to equipment purchased and the remaining $34,146 was attributed to leasehold improvements. The Company agreed to forgive a promissory note in the amount of $68,292 in exchange for the purchase of the location. In addition, the Company became obligated for payments pursuant to a five year lease, exclusive of options to renew. Monthly rent payments pursuant to lease agreement range from $11,000 to $16,105 with a straight line rent expense of $13,431 per month.

Philadelphia Acquisition

On November 2, 2020, the Company acquired a franchisee store in Philadelphia, Pennsylvania, as a corporate store (the “Philadelphia Acquisition”). The purchase price of the store was $250,000, of which $125,000 related to equipment purchased and the remaining $125,000 relates to leasehold improvements. The Company paid cash of $75,000 to the seller on the closing date and agreed to a $175,000 7% promissory note over the next sixty months with the first payment being due and payable on December 2, 2020. As part of the acquisition the Company agreed to a lease assignment and assumed all the liability under the lease upon the closing date.

Common Stock

On November 10, 2020 the Company authorized the issuance of an aggregate of 5,944 shares of common stock to the members of the board of directors as compensation earned for the second and third quarter of 2020.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants. As of September 30, 2020, our restaurant system included fifteen Company-owned restaurants and eighteen franchised restaurants.

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

As of September 30, 2020, we had an accumulated deficit of $60,750,370 and expect to continue to incur operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Other Expenses Incurred for Closed Locations

Other expenses incurred for closed locations consists primarily of restaurant operating expenses incurred subsequent to store closures as the Company still has to certain obligations to vendors due to signed agreements.

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

Other Income (Expense), net

Other expenses primarily consist of amortization of debt discounts on the convertible notes payable and interest expense related to other notes payable and convertible notes payable.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Consolidated Results of Operations

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

The following table represents selected items in our condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended
	September 30,
	2020	2019

Revenues:
Company restaurant sales, net of discounts	$887,922	$821,684
Franchise royalties and fees	251,491	252,744
Franchise advertising fund contributions	13,132	39,030
Total Revenues	1,152,545	1,113,458

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	346,808	339,454
Labor	420,804	347,786
Rent	184,309	96,832
Other restaurant operating expenses	286,689	113,292
Total restaurant operating expenses	1,238,610	897,364
Depreciation and amortization	80,113	59,033
Impairment of intangible asset	100,000	-
Franchise advertising fund expenses	13,132	39,030
General and administrative expenses	457,282	1,514,123
Total Costs and Expenses	1,889,137	2,509,550
Loss from Operations	(736,592)	(1,396,092)

Other Income (Expense):
Other (expense) income, net	(5,360)	112,673
Interest expense, net	(20,128)	(614,100)
Change in fair value of accrued compensation	100,000	-
Amortization of debt discounts	-	(451,310)
Total Other Income (Expense), Net	74,512	(952,737)

Loss Before Income Tax	(662,080)	(2,348,829)
Income tax provision	-	-
Net Loss	$(662,080)	$(2,348,829)

Revenues

Company total revenues totaled $1,152,545 for the three months ended September 30, 2020 compared to $1,113,458 for the three months ended September 30, 2019. The $39,087 increase was primarily attributable to an increase in restaurant sales due to new store opening compared to the prior year partially offset by a decrease in franchise royalties and fees due to fewer franchisee stores.

We generated restaurant sales, net of discounts, of $887,922 for the three months ended September 30, 2020 compared to $821,684, for the three months ended September 30, 2019. This represented an increase of $66,238 which is primarily due to new store opening and store acquired subsequent to the prior period.

Franchise royalties and fees for the three months ended September 30, 2020 and 2019 totaled $251,491 compared to $252,744, respectively. The $1,253 decrease is primarily attributable to a decrease in royalty income of $77,353 due to fewer franchisee locations and the fact that the Company purchased two franchisee location resulting in lower royalty income, lower sales volumes and temporary closures of franchised locations due to Covid-19 and a decrease in vendor rebates of $33,478, partially offset by an increase in in initial franchise fees of $109,578 compared to the prior period due to an increase in franchisee agreement terminations in the current period.

Franchise advertising fund contributions for the three months ended September 30, 2020 and 2019 totaled $13,132 compared to $39,030, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the three months ended September 30, 2020 and 2019 totaled $346,808, or 39.1%, as a percentage of restaurant sales, and $339,454, or 41.3% as a percentage of restaurant sales, respectively. The $7,345 increase was primarily due to the three new cloud kitchens opened and the acquisition of the two franchisee location compared to the prior period partially offset due to the temporary closure of two corporate owned stores and the decrease in restaurant sales during period due to the impact of Covid-19.

Restaurant labor for the three months ended September 30, 2020 and 2019 totaled $420,804, or 47.4%, as a percentage of restaurant sales, and $347,786, or 42.3%, as a percentage of restaurant sales, respectively. The $73,018 increase as a percentage of restaurant sales is a direct result of inefficiencies that is typically attributed to opening or acquiring new locations as it takes time to establish operational efficiencies and due to the impact of Covid-19 limiting our operations at our restaurants to maintain social distancing ordinances.

Restaurant rent expense for the three months ended September 30, 2020 and 2019 totaled $184,309, or 20.8%, as a percentage of restaurant sales, and $96,832, or 11.8%, as a percentage of restaurant sales, respectively.

Other restaurant operating expenses for the three months ended September 30, 2020 and 2019 totaled $286,689, or 32.3% as a percentage of restaurant sales, and $113,292, or 13.8% as a percentage of restaurant sales, respectively. The $173,397 increase is attributed mainly attributed to marketing expenses of $71,755 incurred to promote the new cloud kitchen, and various increased expenses incurred due to the impact of Covid-19.

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 totaled $80,113 and 59,033, respectively. The $21,080 increase is primarily attributable to depreciation expense related to additional property and equipment acquired for new store build outs and the remodeling of an existing company owned restaurant compared to the prior period.

Impairment of intangible asset expense for the three months ended September 30, 2020 totaled $100,000. The impairment was mainly attributed due to the acquisition of franchisee stores to be Company owned stores which reduce future cash flows. In addition, the permanent closures of various franchisee store that were included in the original valuation of the intangible asset also resulted in reduced future cash flows which attributed to the impairment being recognized.

General and administrative expenses for the three months ended September 30, 2020 and 2019 totaled $457,282, or 39.7% of total revenues, and $1,514,123, or 136% of total revenues, respectively. The $1,056,841 decrease is primarily attributable to the reversal in stock-based compensation expense of $1,083,893 during the current quarter that was recognized in the first quarter of 2020 as a result of 216,783 shares of restricted stock that were cancelled by the executive team on August 11, 2020 in exchange for no further compensation by the Company.

Loss from Operations

Our loss from operations for the three months ended September 30, 2020 and 2019 totaled $736,592 or 63.9% of total revenues and $1,396,092 or 125.4% of total revenues, respectively. The decrease of $659,500 in loss from operations is primarily attributable to a decrease in total costs and expenses of approximately $620,413 and an increase in total revenues of approximately $39,087.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2020 and 2019 totaled $74,512 and ($952,737), respectively. The $1,027,249 decrease in other expense was primarily attributable to a decrease in amortization of debt discounts of $451,310, a $593,972 decrease in interest expense, net as the majority of the convertible notes where converted as of Q4 2019 therefore no further interest expense is being incurred, partially offset by an increase in other expense of $118,033, an increase in a gain on change in fair value of accrued compensation expense of $100,000.

Net Loss

Our net loss for the three months ended September 30, 2020 decreased by $1,686,749 to ($662,080) as compared to ($2,348,829) for the three months ended September 30, 2019, resulting from a decrease in other expense, net partially offset by an increase in our loss from operations.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

The following table represents selected items in our condensed consolidated statements of operations for the Nine Months ended September 30, 2020 and 2019, respectively:

	For the Nine Months Ended
	September 30,
	2020	2019

Revenues:
Company restaurant sales, net of discounts	$2,758,288	$2,438,284
Franchise royalties and fees	569,815	1,126,541
Franchise advertising fund contributions	45,587	116,423
Total Revenues	3,400,690	3,681,248

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,067,831	915,063
Labor	1,350,247	966,020
Rent	468,590	283,667
Other restaurant operating expenses	719,601	367,611
Total restaurant operating expenses	3,606,269	2,532,361
Preopening expenses	46,764	-
Depreciation and amortization	288,615	190,637
Impairment of intangible asset	100,000	-
Other expenses incurred for closed locations	-	27,519
Franchise advertising fund expenses	45,587	116,423
General and administrative expenses	6,800,536	3,584,698
Total Costs and Expenses	10,887,771	6,451,638
Loss from Operations	(7,487,081)	(2,770,390)

Other (Expense) Income:
Other (expense) income, net	(18,908)	3,680
Interest expense, net	(114,861)	(1,262,521)
Gain on change in fair value of accrued compensation	4,000	-
Amortization of debt discounts	(38,918)	(1,345,683)
Total Other Expense, Net	(168,687)	(2,604,524)

Loss Before Income Tax	(7,655,768)	(5,374,914)
Income tax provision	-	-
Net Loss	$(7,655,768)	$(5,374,914)

Revenues

Company total revenues totaled $3,400,690 for the nine months ended September 30, 2020 compared to $3,681,248 for the nine months ended September 30, 2019. The $280,558 decrease is attributed to a decrease in franchise royalties and fees, partially offset by an increase in restaurant sales.

We generated restaurant sales, net of discounts, of $2,758,288 for the nine months ended September 30, 2020 compared to $2,438,284, for the nine months ended September 30, 2019. This represented an increase of $347,004, or 14.2%, which is attributable to an increase of approximately $1,769,696 in restaurants sales due to additional stores that were open in current period compared to prior period, partially offset by a decrease of approximately $1,422,692 in restaurant sales which resulted from the temporary and permanent closure of one corporate owned stores in the current period as compared to the prior period due to Covid-19.

Franchise royalties and fees for the nine months ended September 30, 2020 and 2019 totaled $569,815 compared to $1,126,541, respectively. The $556,726 decrease is primarily attributable to a decrease in initial franchise fees of $127,309 as there were fewer franchisee agreement terminations in the current period as compared to the prior period, a decrease in royalty income of $301,934 due to fewer franchisee locations, due to the impact of Covid-19 that resulted in lower sales and temporary and permanent closures of franchised locations and a decrease in vendor rebates of $127,483 due to lower sales and fewer franchisees in the current period compared to the prior period.

Franchise advertising fund contributions for the nine months ended September 30, 2020 and 2019 totaled $45,587 compared to $116,423, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the nine months ended September 30, 2020 and 2019 totaled $1,067,831, or 38.3%, as a percentage of restaurant sales, and $915,063, or 37.5%, as a percentage of restaurant sales, respectively. The $152,768 increase primarily is due to a higher store count during the period as compared to the prior period resulting in higher sales and a slight increase in restaurant and food beverage cost as a percentage of sales.

Restaurant labor for the nine months ended September 30, 2020 and 2019 totaled $1,350,247, or 48.5%, as a percentage of restaurant sales, and $966,020, or 39.6%, as a percentage of restaurant sales, respectively. The $384,227 increase results primarily due a higher store count during the period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period. In addition, the increase in labor as a percentage of sales is a direct result of inefficiencies that is typically attributed to opening or acquiring new locations as it takes time to establish operational efficiencies.

Restaurant rent expense for the nine months ended September 30, 2020 and 2019 totaled $468,590, or 16.8%, as a percentage of restaurant sales, and $283,667, or 11.6%, as a percentage of restaurant sales, respectively. The increase of $184,923 is directly attributed to the acquisition of the two franchise locations and the opening of three cloud kitchen in the current period as compared to the prior period.

Other restaurant operating expenses for the nine months ended September 30, 2020 and 2019 totaled $719,601, or 25.8% as a percentage of restaurant sales, and $367,611, or 15.1% as a percentage of restaurant sales, respectively. The $351,990 increase is primarily due to higher third party merchant fees, utility fees and insurance expenses attributed to a higher store count during the period as compared to the prior period as the Company opened three cloud kitchens and acquired more franchisee stores as compared to the prior period.

Preopening expense for the nine months ended September 30, 2020, totaled $46,764 resulted from expense incurred prior to the opening of our Company owned store that opened during the second and third quarter of 2020.

Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 totaled $288,615 and $190,637, respectively. The $97,978 increase is primarily attributable to depreciation expense related to additional property and equipment acquired for new store build outs and the remodeling of an existing company owned restaurant compared to the prior period.

Impairment of intangible asset expense for the nine months ended September 30, 2020 totaled $100,000. The impairment was mainly attributed due to the acquisition of franchised store to be Company owned stores which reduces future discounted cash flows. In addition, the permanent closures of store included in the original valuation of the intangible asset due to the impact of COVID-19 attributed to the impairment being recognized.

General and administrative expenses for the nine months ended September 30, 2020 and 2019 totaled $6,800,536, or 200.0% of total revenues, and $3,584,698, or 97.4% of total revenues, respectively. The $3,215,838 increase is primarily attributable to an increase in salaries and wages of approximately $500,000 which is due to cash bonus earned by employees of approximately $295,000, an increase in consulting expense of approximately $2,064,000 which is mainly attributed to stock-based compensation expense for stock issued to various consultants, an increase in advertising expense of approximately $136,000, $41,480 in write offs of property and equipment for a closed location, an increase in insurance expenses related to being a public company listed on a national exchange of approximately $207,000 and an increase in one-time professional fees of approximately $408,000 mainly due to fees incurred in connection with the Company’s offerings.

Loss from Operations

Our loss from operations for the nine months ended September 30, 2020 and 2019 totaled $7,487,081 or 220.2% of total revenues and $2,770,390 or 75.3% of total revenues, respectively. The increase of $4,716,691 in loss from operations is primarily attributable to an increase in total costs and expenses of approximately $3,216,000, partially offset by the increase in total revenues of approximately $280,000. The increase in total costs and expenses of approximately $4,717,000 is primarily due to one-time expenses of incurred in connection with our offerings in March and September of 2020, of which approximately $2,126,000 of the expenses consisted of non-cash expenses in the form of stock-based compensation. See details above for more information related to the changes included within total cost and expenses and total revenues.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2020 and 2019 totaled ($168,687) and ($2,604,524), respectively. The $2,435,837 decrease in expense was primarily attributable to a decrease in amortization of debt discounts of $1,306,765, a $1,147,660 decrease in interest expense, net as the majority of the convertible notes where converted as of Q4 2020 therefore no further interest expense is being incurred and a $22,588 decrease in other expense, net, partially offset by an increase of $4,000 in the gain on change in fair value of accrued compensation.

Net Loss

Our net loss for the nine months ended September 30, 2020 increased by $2,280,854 to $7,655,768 as compared to $5,374,914 for the nine months ended September 30, 2019, resulting from an increase in our loss from operations partially offset by an decrease in other expense, net as discussed above.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2020	December 31, 2019
Cash	$6,063,811	$478,854
Working Capital Surplus (Deficiency)	$3,062,692	$(3,707,541)
Convertible notes payable, net of debt discount of $0 and $38,918, respectively	$182,458	$693,540
Other notes payable, including related party	$1,119,860	$682,807

Availability of Additional Funds and Going Concern

Although we have a working capital surplus of $3,062,692, we presently have an accumulated deficit of $60,750,370, as of September 30, 2020, and we utilized $5,462,173 of cash in operating activities during the nine months ended September 30, 2020, therefore we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

Our principal source of liquidity to date has been provided by loans and convertible loans from related and unrelated third parties, (ii) the sale of common stock through private placements and the (iii) and the recent closed public offering.

The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas during the first quarter of 2020 continuing through the third quarter of 2020. As a result of the disruption and volatility in the global capital markets, we have seen an increase in the cost of capital which adversely impacts access to capital.

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

Sources and Uses of Cash for the nine month ended September 30, 2020 and September 30, 2019

During the nine months ended September 30, 2020 and 2019, we used cash of $5,462,173 and $3,296,114, respectively, in operations. Our net cash used in operating activities for the nine months ended September 30, 2020 was primarily attributable to our net loss of $7,655,768, adjusted for net non-cash items in the aggregate amount of $3,100,449 and $906,854 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2020, net cash used in investing activities was $559,924, of which $568,733 was used to purchase property and, partially offset by $8,809 of loans collections from franchisees. During the nine months ended September 30, 2019, net cash used in investing activities was $932,422, of which $864,451 was used to purchase property and equipment, $60,186 was used to issue a loan to a former franchisee and $35,116 was used to acquire a former franchisee location, partially offset by $27,331 of loans repayments by franchisees and a related party.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $11,607,054 of which an aggregate of $11,720,001 proceeds from the offerings, net of underwriter’s discount and offering costs, $150,000 proceeds from other note payable, $866,300 proceeds from the PPP loan, partially offset by repayments of various convertible notes of $550,000 and $579,247 of repayments of other notes payables, including a related party. Net cash provided by financing activities for the nine months ended September 30, 2019 was $5,854,000 of which an aggregate of $200,000 proceeds from convertible notes, related party and notes payable from other related party and $6,373,000 proceeds from convertible notes to various parties, partially offset by repayments of various convertible notes, including related parties, of $150,000 and $560,000 of repayments of other notes payables, including related parties.

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

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $887,922 and $2,785,288 during the three and nine months ended September 30, 2020, respectively. The Company recorded retail store revenues of $821,684 and $2,438,284 during the three and nine months ended September 30, 2019, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $88,059 and $261,838 during the three and nine months ended September 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $165,412 and $563,772 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $125,710 and $215,340, respectively, during the three and nine months ended September 30, 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenues from franchise fees of $16,132 and $342,649, respectively, during the three and nine months ended September 30, 2019, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $37,722 and $92,637 during the three and nine months ended September 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. The Company recorded revenue from rebates of $71,200 and $220,120 during the three and nine months ended September 30, 2019, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recoded in other current liabilities on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2020, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $13,132 and $45,587, respectively, during the three and nine months ended September 30, 2020, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations. The Company recorded contributions from franchisees of $39,030 and $116,423, respectively, during the three and nine months ended September 30, 2019, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2020.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of September 30, 2020, as discussed below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in material pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the material legal proceedings that have become a reportable event or which have had material developments during the quarter ended September 30, 2020.

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

On October 3, 2018, the Company, ARH and Mr. Morgan entered into a settlement agreement with Crownhall and Limestone agreeing to forfeit all security deposits, pay an upfront amount of $25,000 and an additional $175,000 to be paid over 20 months. This agreement settles litigation surrounding two closed locations, which the plaintiffs were seeking a total of $2,391,330 in past damages for rent, interest and other expenses. As of the date of the filing of these condensed consolidated financial statements, the settlement has been paid in full.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of September 30, 2020, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $22,039 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of September 30, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of September 30, 2020, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of September 30, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued $248,721 and $329,089 which includes penalties and interest as of September 30, 2020 and December 31, 2019, respectively, related to this matter. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 29, 2020.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2019. In addition to our discussion in the MD&A, and other sections of this report, to address effects of the COVID-19 pandemic, we have provided an additional risk factor regarding COVID-19 below. The impact of COVID-19 can also exacerbate other risks discussed in the “Risk Factors” sections of our Form 10-K for the year ended December 31, 2019 and this Report, which could in turn have a material adverse effect on us. The risks discussed below and in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2019 do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

The COVID-19 pandemic has affected our business and could materially adversely affect our financial condition and results of operations and ability to continue as a going concern.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the quarter ended September 30, 2020. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report. As a result of the pandemic the Company has limited its operations through limiting hours of operations, reduced its capacity and utilized a delivery only concept as mandated by each state and has temporarily closed five of our Company owned locations during the second quarter of 2020. Commencing in the second quarter of 2020 the Company provided royalty relief to its franchisees by deferring half of their royalties earned by the Company through July 2020 and the executive team has deferred a portion of their salaries which is still in effect as of date of the filing of this report. In addition, various franchisee locations had to take similar actions by temporarily closing their locations and limiting their operations as mandated by each state. As of the date of the filing of this report the Company re-opened three of the five temporarily closed locations and closed down one location permanently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 18, 2020, the Company entered into a professional services agreement with a company to provide advice on business development of food stores and delivery kitchen operations. In addition, they will review and advise the Company on potential acquisition targets, including financial analytics for post-merger entities and provide assistance in preparing pro-forma financial information. The term of the agreement commences from the effective date on February 18, 2020 and expires on February 18, 2021. Pursuant to the terms of the agreement, the Company agreed to issue 300,000 shares of the Company’s common stock and 100,000 three-year cashless warrants with an exercise price of $5.00 per share upon signing of the agreement as payment. The grant date fair value of the warrants of $191,000 was recorded in general and administrative expense as stock-based compensation. The Company rescinded the issuance of 100,000 warrants and 300,000 shares of the Company’s common stock in July 2020 that were issued in the first quarter of 2020, pursuant to a consulting agreement. Although the shares were duly authorized and validly issued, the Company rescinded the stock and warrants as it did not have the required amount of equity authorized under its 2019 Incentive Stock Plan. Following the rescission of the warrants and shares of common stock, the consultant threatened to commence legal proceedings against the Company and demanded the Company to re-issue the 300,000 shares of common stock and 100,000 warrants and to provide the Consultant registration rights. In order to settle and avoid the time commitment and expense associated with potential litigation, the Company and the Consultant entered into a Settlement Agreement (“Settlement Agreement”) on August 11, 2020 whereby the Company agreed to issue 300,000 shares of common stock within 5 five days of entering into the Settlement Agreement. The Company issued these shares and the shares are not issued subject to any equity plan. The Company agreed to register the shares of common stock in consideration of a release by the Consultant. In addition, as part of the Settlement Agreement the Company will issue 100,000 stock options upon the approval of the 2020 Equity Incentive Plan

On February 24, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for two months from the effective date on February 27, 2020 and expires on April 27, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $215,000 in cash and to issue 10,000 shares of the Company’s common stock. In the event the Company elects to not extend the term of the agreement, it is to notify the consultants within five days of the conclusion of the 60-day term. The Company did not extend the term of the original agreement. As of September 30, 2020, the company issued the 10,000 shares of common stock and paid the $215,000 in cash pursuant to the terms of the agreement.

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

On August 21, 2020, the Company issued an aggregate of 53,571 shares of common stock of the Company to various consultants with an aggregate fair value of $200,705.

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

Item 6. Exhibits.

Exhibit No.	Exhibit Description

3.1	Certificate of amendment to Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2020	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Chief Financial Officer
(Principal Financial and Accounting Officer)

