Form 10-K
period 2020-12-31
Muscle Maker, Inc.
filed 2021-04-15
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Muscle Maker, INC.

(Exact name of registrant as specified in its charter)

Nevada	001-39223	47-2555533
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File No.)	Identification No.)

2600 South Shore Blvd., Suite 300,

League City, Texas

(Address of principal executive offices)

Registrant’s telephone number, including area code: (682)- 708-8250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0,0001 par value	GRIL	The NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $3,568,018.

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of April 15, 2021, was 13,826,734.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MUSCLE MAKER, INC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2020

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

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under ‘Risk Factors’ in Part I, Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under ‘Risk Factors’ in Part I, Item 1A of this Annual Report on Form 10-K as part of your evaluation of an investment in our securities.

Risks Related to Our Business and Industry

●	The novel coronavirus (COVID-19) outbreak has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

●	We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

●	We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

●	We face intense competition in our markets, which could negatively impact our business.

●	Our ability to continue to expand our digital business and delivery orders is uncertain, and these new business lines are subject to risks.

●	We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations and cash flow.

●	Our growth strategy depends in part on opening new restaurants in existing and new markets, including non-traditional locations such as universities, office buildings, ghost kitchens, military bases, airports or casinos and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchised restaurants or establishing new markets, which could adversely affect our growth.

●	New restaurants, once opened, may not be profitable or may close.

●	Opening new restaurants in existing markets may negatively impact sales at our and our franchisees’ existing restaurants.

●	Our sales growth and ability to achieve profitability could be adversely affected if comparable restaurant sales are less than we expect.

●	Our marketing programs may not be successful, and our new menu items, advertising campaigns and restaurant designs or remodels may not generate increased sales or profits.

●	We rely on only one company to distribute substantially all of our food and supplies to company-operated and franchised restaurants, and on a limited number of companies, and, in some cases, a sole company, to supply certain products, supplies and ingredients to our distributor. Failure to receive timely deliveries of food or other supplies could result in a loss of revenues and materially and adversely impact our operations.

●	Changes in food and supply costs or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition and results of operations.

●	Our revenue forecasts rely on an aggressive franchise unit sales strategy. In the event the forecasted numbers are not achieved, we will have a material negative impact on future revenues.

●	The financial performance of our franchisees can negatively impact our business.

●	We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business.

●	Food safety and quality concerns may negatively impact our business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances of food-borne illness could reduce our restaurant sales.

●	Restaurant companies have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

●	We are locked into long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.

●	Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19 virus) pandemic may disrupt our business, which could materially affect our operations and results of operations.

Risks Related to Ownership of Our Common Stock and Lack of Liquidity

●	If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock may decline.

●	As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

●	As a smaller reporting company and will be exempt from certain disclosure requirements, which could make our Common Stock less attractive to the potential investors.

ITEM 1.	BUSINESS.

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

As of December 31, 2020, Muscle Maker and our subsidiaries and franchisees operated thirty-two Muscle Maker Grill restaurants located in 15 states and Kuwait, sixteen of which are owned and operated by Muscle Maker, and sixteen are franchise restaurants. Our company owned and operated restaurants generated company restaurant revenue of $3,672,944 and $3,466,553 for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, our total revenues which includes company restaurant sales, royalty, franchise fee, rebate revenue derived from franchisees and other revenues were $4,473,447 and $4,959,005, respectively. As of December 31, 2020, we had an aggregate accumulated deficit of $63,193,707. We anticipate that we will continue to report losses and negative cash flow. As a result of the net loss and cash flow deficit for the year ended December 31, 2020 and other factors, our independent registered public accountants issued an audit opinion with respect to our financial statements for the year ended December 31, 2020 that indicated that there is a substantial doubt about our ability to continue as a going concern.

We are the owner of the trade name and service mark Muscle Maker Grill®, Healthy Joe’s, MMG Burger Bar, Meal Plan AF and other trademarks and intellectual property we use in connection with the operation of Muscle Maker Grill® restaurants. We license the right to use the Muscle Maker Grill® and Healthy Joe’s trademarks and intellectual property to our wholly-owned subsidiaries, Muscle Maker Development and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill® and Healthy Joe’s restaurants.

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the fourth quarter due to reduced November and December traffic and higher traffic in the first, second, and third quarters.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States and continue in limited fashion across the country.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the year ended December 31, 2020.

As a result of the pandemic the Company has limited its operations through limiting hours of operations, reduced its capacity and utilized a delivery only concept as mandated by each state and has temporarily closed five of our Company owned locations during the second quarter of 2020. In addition, the Company opened two new locations at the end of the third quarter on university campuses that were subsequently temporarily closed due to the impact of COVID-19 on students returning to campus. As of the date of the filing of this report the Company re-opened five of the seven temporarily closed locations and permanently closed two underperforming locations. Commencing in the second quarter of 2020 the Company provided royalty relief to its franchisees by deferring half of their royalties earned by the Company through July 2020. The Company has not attempted to collect the deferred royalties as of the date of the filing of this report as we provide time for the franchise locations to fully recover to pre-pandemic conditions. The executive team deferred a portion of their salaries in 2020 and some members continue to defer salary as of the date of the filing of this report. In addition, various franchisee locations had to take similar actions by temporarily closing their locations and limiting their operations as mandated by each state. As of the date of the filing of this report seven of the franchise locations have permanently closed.

Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report.

Our Industry

We operate within the Limited-Service Restaurant, or LSR, segment, of the United States restaurant industry, which includes quick service restaurants, or QSR, and fast-casual restaurants. We offer fast-casual quality food combined with quick-service speed, convenience and value across multiple dayparts. We believe our differentiated, high-quality healthy-inspired menu delivers great value all day, every day and positions us to compete against both QSR and fast-casual concepts.

We expect that the upward trend towards healthier eating will attract and increase consumer demand for fresh and hand-prepared dishes, which may lead to a positive impact on our sales.

Our Strategy

While our 2020 business plan and the restaurant industry in general was interrupted and modified due to Covid-19, we re-positioned the Company to better support an anticipated change in the restaurant industry. Our revised strategy continues to focus on serving “healthier for you” meals in non-traditional locations and methods while emphasizing a shift into delivery, ghost kitchens, direct to consumer meal prep and strategic acquisitions. We believe the restaurant industry has experienced a change in the way consumers interact with brands. We believe consumers have become more dependent on new technologies, unique locations and new methodologies to access restaurants. We believe we have positioned the company in a unique way for future growth in a post-covid environment where consumers rely on new methods to order and access restaurant meals such as third-party delivery services, ghost kitchens and direct to consumer shipments of meal plans. In implementing our revised business plan, we plan to pursue the following strategies.

Expand Our System-Wide Restaurant Base. Our strategy focuses on non-traditional locations. We believe these locations offer somewhat of a buffer against macro-economic forces. These locations tend to be destination locations, captured audiences or inside other larger venues. Our current focus is on military bases, college campuses and ghost kitchens while also increasing our consumer reach through direct to consumer meal plan delivery via UPS or customer pickup.

●	Military Bases: As of December 31, 2020, we had 6 open military locations. These locations are mostly in food court settings on military bases. These tend to be captured audiences but also support visitors, base personnel and military member families.

●	College Campuses: As of December 31, 2020, we have built 4 college campus locations with the Northern Virginia Community College System. These locations were built in anticipation of students attending classes post-covid and the intent is to re-open these locations in the summer or fall semester of 2021. In addition to these four locations, we also have one university location under agreement at the Texas Tech Medical Center in El Paso Texas. This location is currently in the construction phase.

●

Ghost Kitchens: As of December 31, 2020, we had five free standing ghost kitchen locations open in Chicago and Philadelphia. We currently have five additional locations under agreement for New York City, Miami and Providence. The ghost kitchens run multiple brands out of one location which include Muscle Maker Grill, Healthy Joes, Meal Plan AF, Muscle Maker Burger Bar, Bowls Deep, Wrap It Up, Salad Vibes and other concepts. Each location can support 6-8 different concepts all running out of one ghost kitchen. This creates the appearance of 6-8 different restaurants to consumers for ordering various entrees but leverages ingredients and infrastructure across all concepts to reduce the number of ingredients needed for each concept.

●	In addition, in 2020, the Company purchased 2 existing franchise locations and is in the process of launching additional ghost kitchens out of these locations in addition to Muscle Maker Grill offerings.

●	For year ended 2020, we opened six new company-operated restaurants of which five locations are delivery only ghost kitchen locations. In addition, we purchased two franchise locations that are now company-operated.

Improve Comparable Restaurant Sales. We plan to improve comparable restaurant sales growth through the following strategies:

●

Menu Strategy and Evolution. We will continue to adapt our menu to create entrees that complement our healthy-inspired offerings and that reinforce our differentiated fast casual positioning. We believe we have opportunities for menu innovation as we look to provide customers more choices through customization and limited time only alternative proteins, recipes and other healthy-inspired ingredients. Our marketing and operations teams collaborate to ensure that the items developed in our test stores can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect. To provide added variety, from time to time we introduce limited time offerings such as our grass-fed hamburger bar menu, smoothie of the month program, keto your way menu, healthy tacos and other seasonal items. Some of these items have been permanently added to the menu.

In November 2019, we opened our first Healthy Joe’s concept. This was formerly a Muscle Maker Grill location located in Tribeca New York that was converted into the Healthy Joe’s concept. Healthy Joe’s focuses on healthier for your recipes and products featuring a different menu than a typical Muscle Maker Grill. The concept is designed to attract a wider audience and features menu items such as wild caught salmon, fresh brewed iced teas, fresh lemonades, locally baked breads, house made avocado smash, fruits, nuts and other new trending menu items. The menu features hot topped bowls, salads and oven toasted sandwiches. All protein, cheese and sauces are run though a 500-degree oven to add a unique approach to serving our products. Due to the temporary Covid related closure of this new concept in 2020, we plan on relaunching the grand opening in 2021 as the Covid related restrictions are relaxed in New York City.

The Company is in the process of expanding the menu offerings in most of our non-military company owned and operated locations through ghost kitchen concepts within the existing Muscle Maker Grill locations. This allows company locations to leverage existing facilities and labor to launch unique brands without the added infrastructure costs normally associated with opening a new concept. For example, in our Chelsea Muscle Maker Grill location, we also run several ghost kitchen concepts out of the same facility. These ghost kitchen concepts include Healthy Joe’s and Muscle Maker Burger Bar.

●	Attract New Customers Through Expanded Brand Awareness: Our goal is to attract new customers as the Muscle Maker Grill brand becomes more widely known due to new restaurant openings and marketing efforts focused on broadening the reach and appeal of our brand. The goal of our marketing efforts is to have consumers become more familiar with Muscle Maker Grill as we continue to penetrate our markets, which we believe will benefit our existing restaurant base. Our marketing strategy centers on our “Great Food with Your Health in Mind” campaign, which highlights the desirability of healthy-inspired food and in-house made or proprietary recipe quality of our food. We utilize various marketing techniques including email, text, social media, print, influencers, press releases and local store marketing. We believe the restaurant industry has changed over the past year and consumer preferences have shifted towards an emphasis on convenience, speed and mobility in a safe environment. This has led to an increase in home delivery and direct to consumer meal prep/plan offerings. We believe Muscle Maker Grill has the ability to adjust our business strategy to accommodate these consumer trends as we are not locked in to extensive four wall location leases and are able to transform the business to meet consumer needs.

In 2020, the company expanded its delivery services through third-party delivery companies such as Uber Eats, GrubHub, DoorDash, Seamless and others.

5

●

Continue to Grow Dayparts: We currently have multiple dayparts and segments where revenue is generated in our restaurants. These dayparts and segments include: lunch, dinner, catering, smoothies/protein shakes and meal prep/plans in all of our locations, and breakfast in select locations. We expect to drive growth across our dayparts through enhanced menu offerings, innovative merchandising and marketing campaigns. We plan to continue introducing and marketing limited time offers to increase occasions across our dayparts as well as to educate customers on our lunch and dinner offerings. Muscle Maker Grill has the unique opportunity to grow in the pre-packaged, portion-controlled meal prep/plan category. Currently, we offer pre-portioned and packaged meal prep/plans for consumers who want to specifically plan their weekly meals for dietary or nutritional needs. These meal plans can be delivered to a consumer’s home or picked up at each restaurant location. Third party delivery services such as Uber Eats, Grub Hub, DoorDash, Seamless and others offer an expansion beyond the four walls of our restaurants and represents a growing segment of our overall revenue.

On November 11, 2020, the Company announced an agreement with Happy Meal Prep to launch an online meal plan/prep direct to consumer mail delivery service. This agreement allows Muscle Maker Grill to mail pre-made, ready to eat meals direct to consumers within a 250-mile radius around specific locations. Consumers can currently select from over 40 meal prep options. The company plans to expand the network of locations offering direct to consumer meal plan shipping throughout 2020 while also emphasizing meal prep in a more significant manner in 2020. The company operates this program under the musclemakerprep.com website.

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

We are focused on expanding our presence within new and existing markets by continuing to add franchise partners to our system and increasing the number of corporate-owned locations. Our corporate-owned restaurants will focus on an expansion in non-traditional locations such as military bases, universities and ghost kitchens while also offering direct to consumer pre-made meal prep/plan offerings to consumers within a 250 mile radius around certain locations. We believe our concept is a unique fit with the military’s “Operation Live Well” campaign and a focus on healthier eating habits.

We believe ghost kitchens offer a unique way to expand the brand into new and existing markets with lower capital costs yet provide the ability to make rapid changes to fit consumer needs. We believe consumers are looking for alternate ways to interact with restaurants and receive meals. Using non-traditional locations, third party delivery, ghost kitchens and direct to consumer meal plans offers consumers multiple choices on how to access Muscle Maker Grill concepts.

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

Delivery: A significant differentiator is that Muscle Maker Grill offers delivery at many locations nation-wide. Delivery is an option through our online ordering platform making it easy and convenient for our guests. Delivery percentages range from 10% up to 75% of sales in our corporate locations. We strongly believe the delivery segment will continue to grow as our core demographic has demonstrated the need for online ordering and delivery versus dine-in and take-out. We and our franchise owners leverage employees for local delivery but also uses third party services such as Uber Eats, GrubHub, DoorDash, Seamless and others to fulfill delivery orders. Stand alone ghost kitchen locations are 100% delivery.

Catering: Our diverse menu items are also offered through our catering program making it easy and affordable to feed a large group. Our boxed lunch program, which includes a wrap, salad, or entrée, a side and a drink for a set price is available within schools and other organizations.

Meal Prep/Plans: To make healthy-inspired eating even easier, Muscle Maker Grill’s healthy-inspired nutritionally focused menu items are available through our Meal Prep/Plan program, allowing pre-orders of meals via phone, online or in-store, available for pick up or delivered right to their door. Available as five, 10, 15 or 20 meals, guests can choose from over 40 Muscle Maker Grill menu items for each meal. With the partnership with Happy Meal Prep, Muscle Maker Grill is now able to ship meals direct to consumers within a 250-mile radius of participating locations.

Retail: All Muscle Maker Grill locations participate in our retail merchandising and supplement program. This is a unique revenue stream specific to the Muscle Maker Grill brand and is atypical in the QSR fast casual segment. Guests can purchase our propriety protein in bulk, supplements, boosters, protein and meal replacement bars and cookies. This program gives our guests the opportunity to manage their healthy lifestyle beyond meals they consume at our locations.

Our Properties

Rent Structure: Our restaurants are typically in-line or food court locations. A typical restaurant generally ranges from 1,200 to 2,500 square feet with seating for approximately 40 people. Our leases for company-operated locations generally have terms of 10 years, with one or two renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. New leases for our non-traditional locations usually have rent calculated as a percentage of net sales and have terms of 10 years. We do not guarantee performance or have any liability regarding franchise location leases. Stand-alone ghost kitchen locations have short term leases usually in 1 year duration with several renewal options.

System-Wide Restaurant Counts: As of December 31, 2020, our restaurant system consisted of 32 restaurants comprised of sixteen company-operated restaurants and sixteen franchised restaurants located in California, Georgia, Illinois, Maryland, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, Texas, Virginia, Washington, Rhode Island and Kuwait. In addition, the Company built four new location on university campuses but due to Covid-19 restrictions have not yet open these locations but incurred expenses during the twelve months ended December 31, 2021

Site Selection Process: We consider the location of a restaurant to be a critical variable in its long-term success, and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house management team has extensive experience developing hundreds of locations for various brands. We use a combination of our in-house team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria including demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s and franchisee’s experience and expertise and includes data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods we are considering.

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

Stand-alone ghost kitchen locations offer a unique opportunity to expand the brand into new markets with lower build-out costs than a typical Muscle Maker Grill location. These locations are usually located away from high rent areas where a typical consumer traffic pattern is present. These locations rely on a delivery radius and consumer orders are placed using third party delivery apps. As long as the delivery radius covers densely populated areas for both business and residential areas, we consider the location to be in an attractive location where we can reach consumers with delivery.

Direct to consumer meal prep/plan locations can either be through existing Muscle Maker Grill locations or can be set up like a commissary where meals are prepared in a kitchen space not open to consumer traffic. These locations can be in any area as long as pick up service via UPS or Fedex is available. This allows the company to build out locations in favorable rent situations while being able to mail meal prep/plans direct to consumers within a 250 mile radius.

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

Stand-alone ghost kitchens range in size from 200 to 300 square feet. These locations are not open to the public and rely solely on third party delivery to access consumers. The total cash investment for a stand-alone ghost kitchen ranges from $50,000 to $100,000 depending on what equipment is required. There is limited leasehold improvements and the equipment is modular in general. This allows the company to reduce its risk in the event a particular location isn’t working as we can simply move the equipment to a new location and not have leasehold improvements left behind. Ghost kitchens have no consumer dining areas, no bathrooms, no furniture, etc which keeps the cost of buildout to a minimum.

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

Stand alone ghost kitchen locations typically staff 1-2 employees at any time and are managed by personnel who also oversee multiple locations.

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

Franchise Arrangements: At December 31, 2020, Muscle Maker Development franchises the operation of a total of 16 Muscle Maker Grill restaurants.

The franchise agreements currently:

●	Have terms for 15 years, with termination dates ranging from 2023 until 2034. These agreements are generally renewable for terms ranging from 5 to 10 years.

●	Provide for the payment of initial franchise fees of $35,000.

●	Require the payment of on-going royalty payments of 5% of net sales at the franchise location. In addition, franchisees contribute 2% (total) of net sales to the marketing and brand development/advertising fund.

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

We use multiple marketing channels, including social media such as Facebook, Instagram and Twitter, email, text marketing, local store marketing, public relations/press releases and other methods to broadly drive brand awareness and purchases of our featured products. We complement this periodically with direct mail.

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

Our Intellectual Property

We have registered Muscle Maker Grill ®, Healthy Joe’s, Muscle Maker AF, MMG Burger Bar and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and Muscle Maker Grill ® in approximately one foreign countries. Our brand campaign, Great Food with Your Health in Mind™, has also been approved for registration with the United States Patent and Trademark Office. In addition, the Muscle Maker Grill and Healthy Joe’s logo, website name and address and Facebook, Instagram and Twitter accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so and to oppose vigorously any infringement or dilution of the service marks or trademarks in such countries. We maintain the recipe for our healthy inspired recipes, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information.

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

We believe competition within the fast-casual restaurant segment is based primarily on ambience, price, taste, quality and the freshness of the menu items. We also believe that QSR competition is based primarily on quality, taste, speed of service, value, brand recognition, restaurant location and customer service. We believe the restaurant industry has changed due to the Covid-19 pandemic and an emphasis on delivery, ghost kitchens, direct mail and other non-traditional locations and methods are becoming critical to the restaurant industry and how consumers interact with brands. This changing environment will require flexibility and the ability to rapidly make adjustments.

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

Ghost kitchens and meal prep/plan sales are ordered using online software with reports generated through various software packages.

Our Corporate Structure

Overview: Muscle Maker, Inc. serves as a holding company of the following subsidiaries:

●	Muscle Maker Development, LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2017 for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees.

●	Muscle Maker Corp. LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2017 for the purposes of developing new corporate stores and to also operate these new and existing corporate restaurants.

●	Muscle Maker USA, Inc., a directly wholly owned subsidiary, which was formed in Texas on March 14, 2019 for the purpose of holding specific assets related to a company financing arrangement.

●	Muscle Maker Development International. LLC, a directly wholly owned subsidiary, which was formed in Nevada on November 13, 2020 to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.

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

The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas, have been placed on complete restriction from non-essential movements outside of their homes. As a result of the pandemic the Company has limited its operations through limiting hours of operations, reduced its capacity and utilized a delivery only concept as mandated by each state and has temporarily closed five of our Company owned locations during the second quarter of 2020. In addition, the Company opened four new locations at the end of the third quarter on university campuses that were subsequently temporarily closed due to the impact of COVID-19 on students returning to campus. As of the date of the filing of this report the Company re-opened three of the nine temporarily closed locations and permanently closed two underperforming locations. Commencing in the second quarter of 2020 the Company provided royalty relief to its franchisees by deferring half of their royalties earned by the Company through July 2020. The Company has not attempted to collect the deferred royalties as of the date of the filing of this report as we provide time for the franchise locations to fully recover to pre-pandemic conditions. The executive team deferred a portion of their salaries in 2020 and some members continue to defer salary as of the date of the filing of this report. In addition, various franchisee locations had to take similar actions by temporarily closing their locations and limiting their operations as mandated by each state. As of the date of the filing of this report seven of the franchise locations have permanently closed. The COVID-19 outbreak and these responses have affected and will continue to adversely affect our guest traffic, sales and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.

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

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the years ended December 31, 2020 and 2019, we reported net losses of $10,099,105 and $28,385,044, respectively, and negative cash flow from operating activities of $7,785,873 and $4,504,226, respectively. As of December 31, 2020, we had an accumulated deficit of $63,193,707. We anticipate that we will continue to report losses and negative cash flow. As a result of these net losses and cash flow deficits and other factors, our independent registered public accountants issued an audit opinion with respect to our financial statements for the two years ended December 31, 2020 that indicated that there is a substantial doubt about our ability to continue as a going concern.

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

At December 31, 2020, Muscle Maker had a cash balance of approximately $4,195,932, a working capital deficit of approximately $1,383,568, and an accumulated deficit of approximately $63,193,707. In order to satisfy the Company’s monthly expenses and continue in operation through December 31, 2021, the Company closed on a public offering on February 12, 2020 and September 10, 2020, in which we raised aggregate net proceeds of $11,720,001. On October 27, 2020, the Company closed on the over-allotment yielding proceeds of $764,399, net of underwrites and other fees of $75,600. Even if we are able to substantially increase revenues and reduce operating expenses, we may need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through borrowings, private placements, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

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

The restaurant industry is intensely competitive, and we compete with many well-established food service companies on the basis of product choice, quality, affordability, service and location. We expect competition in each of our markets to continue to be intense because consumer trends are favoring limited-service restaurants that offer healthy-inspired menu items made with better quality products, and many limited service restaurants are responding to these trends. With few barriers to entry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises, and new competitors may emerge at any time. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas. Each of our brands also competes for qualified franchisees, suitable restaurant locations and management and personnel. Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products, to effectively respond to consumer preferences and to manage the complexity of restaurant operations as well as the impact of our competitors’ actions. In addition, our long-term success will depend on our ability to strengthen our customers’ digital experience through expanded mobile ordering, delivery and social interaction. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can or benefit from changes in technologies, which could harm our competitive position. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.

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

The level of comparable restaurant sales, which reflect the change in year-over-year sales for restaurants in the fiscal month following 15 months of operation using a mid-month convention, will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales. While we have experienced negative comparable same store sales of 12% during 2019 and 57% during 2020, we have developed new sales and marketing efforts including new menu strategy/evolution, new marketing initiatives designed to increase brand awareness, new operating platforms which improve speed of service and other tactics with the goal of providing positive same store sales in future years. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement these initiatives. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability that would have a material adverse effect on our business, financial condition and results of operations.

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

As approximately 47% of our restaurants are franchised as of December 31, 2020, our financial results are dependent in significant part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, vendor rebates, contributions to our marketing development fund and local co-op advertising funds and other fees from our franchisees. We also collect rebates from vendors supplying franchisees for food purchases, services and materials. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for the anticipated success of our entire system of restaurants and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Muscle Maker Grill restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised restaurants would reduce our royalty revenues and other sources of income and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

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

Our company-operated and franchised restaurants in the Northeastern United States represent approximately 41% of our system-wide restaurants as of December 31, 2020. Our company-operated and franchised restaurants in New Jersey and New York represent approximately 31% of our system-wide restaurants as of December 31, 2020. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Northeastern United States have had, and may continue to have, material adverse effects on our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain restaurants with a national footprint.

In addition, our competitors could open additional restaurants in New Jersey and New York, where we have significant concentration with 10 of our system restaurants, which could result in reduced market share for us and may adversely impact our profitability.

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

Our ability to manage our debt is dependent on our level of cash flow from company-operated and franchised restaurants, net of costs. It is anticipated that in 2021 the company will not have positive cash flow and will require additional outside funding to maintain operations. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which would have a material adverse effect on our business and financial condition. The lack of availability or access to build-to-suit leases and equipment financing leases could result in a decreased number of new restaurants and have a negative impact on our growth.

Our strategy to open a significant amount of company-owned and operated restaurants on non-traditional sites such as universities, office buildings, ghost kitchens, military bases, airports and casinos could fail.

The company currently has locations open and in development on military bases through the Army and Air Force Exchange Service, or AAFES, as well as the Marines. In addition, as of December 31, 2020, the company has four university locations built but not open due to covid restrictions and one additional lease signed for future development.  The company continues to identify and open ghost kitchen locations and other non-traditional consumer access points. The company will continue to seek non-traditional locations and consumer access across multiple venues. In the event these locations do not become available in the future or the Company is not awarded specific sites, the total restaurant count of company-owned and operated locations could be materially affected. In addition, non-traditional sites tend to have a lower capital investment to build out and more favorable lease terms. In the event we cannot obtain non-traditional sites, the total outlay of capital expenditures could increase significantly over time for new locations outside of non-traditional installations.

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

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) requires employers such as us to provide adequate and affordable health insurance for all qualifying employees or pay a monthly per-employee fee or penalty for non-compliance beginning in fiscal 2015. We began to offer such health insurance benefits on January 1, 2015 to all eligible employees and may incur substantial additional expense due to organizing and maintaining the plan which we anticipate will be more expensive on a per person basis and for an increased number of employees who we anticipate at other times may elect to obtain coverage through a healthcare plan that we partially subsidize. If we fail to offer such benefits, or the benefits that we elect to offer do not meet the applicable requirements, we may incur penalties. Since the PPACA also requires individuals to obtain coverage or face individual penalties, employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual penalties increase in size. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us, we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have a material adverse effect on our business, financial condition and results of operations.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we must furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. As of December 31, 2020, we had material weakness in our internal controls. We need to improve the design, implementation, and testing of the internal controls over financial reporting required to comply with these obligations. If we continue to identify material weaknesses in our internal control over financial reporting or are unable to remedy our existing material weaknesses, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the Common Stock could be negatively affected. We also could become subject to investigations by the stock exchange on an exchange, Securities and Exchange Commission, or the Commission, or other regulatory authorities, which could require additional financial and management resources. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2020:

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

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

Currently Operating System-Wide Restaurants

As of April 15, 2021, company-operated, franchised and total system-wide restaurants by jurisdiction are:

State	Company-Owned Restaurants	Franchised Restaurants	Total Restaurants
California	-	1	1
Georgia	2	-	2
Illinois	4	-	4
Maryland	1	-	1
New Jersey	-	5	5
New York	4	1	5
North Carolina	-	1	1
Oklahoma	1	-	1
Rhode Island	1	-	1
Pennsylvania	2	-	2
Texas	1	3	4
Virginia	1	1	2
Washington	-	1	1
Kuwait	-	2	2
TOTAL	17	15	32

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are not currently involved in any material disputes and do not have any material litigation matters pending except:

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of December 31, 2020, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $23,056 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of December 31, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of December 31, 2020, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of December 31, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

In March 2021, the Company participated in a mediation concerning an investor who invested with American Restaurant Holdings, Inc and/or American Restaurants, LLC, our former parent company, from 2013 through 2015 in the total amount of $531,250. The Company does not believe the dispute concerns Muscle Maker, Inc. and intends to defend itself vigorously if the matter is not settled. As of the filing of this report, the company has not accrued for any potential liability pending the outcome of continued mediation.

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability for approximately $231,177 as of December 31, 2020 related to this matter. All current state and local sales taxes from January 1, 2018 for open company owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Transactions in our common stock are currently reported under the symbol “GRIL” on the NASDAQ market as of April 15, 2021.

Transfer Agent

Our transfer agent is Computershare, Inc, 462 South 4th Street, Suite 1600, Louisville, KY 40202, and its telephone number is 1-877-373-6374.

Holders

As of April 15, 2021, there were 908 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2020, and 2019, we had warrants to purchase an aggregate of 2,582,857 and 2,450,287 shares of common stock, respectively, outstanding with a weighted average exercise price of $4.08 and $5.51 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information, as of April 15, 2021 with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options under the Plan (a)	Weighted-Average Exercise Price of Outstanding Options under the Plan (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$-	1,057,173
Equity compensation plans not approved by security holders	0	$-	-

TOTAL	0	$-	1,057,173

Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Stock

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

On February 18, 2020, the Company issued an aggregate of 216,783 shares of common stock of the Company to the executive team pursuant to their employment agreements as part of completing the initial public offering. On August 11, 2020, the shares were returned to the Company for cancellation.

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

On November 5, 2020, the Company issued 53,763 shares of common stock of the Company to a consultant with a fair value of $100,000.

On November 30, 2020, the Company issued 82,500 shares of common stock of the Company to a consultant with a fair value of $176,138. The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

On February 3, 2021, the Company issued an aggregate of 20,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $42,600.

On February 3, 2021, the Company issued an aggregate of 16,126 shares of common stock of the Company to the members of the board of directors as compensation earned through the end of the fourth quarter of 2020.

On February 7, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with business and marketing advice as needed. The term of the agreement is for five months from the effective date on February 7, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 60,000 shares of common stock upon the effective date of the agreement with the remaining 40,000 to be issued upon the successful completion of the agreement.

On February 11, 2021, the Company issued an aggregate of 221,783 shares of common stock the Company to various executives and an employee pursuant to the approval of the compensation committee under the 2020 Plan.

On March 8, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with financial and business. The term of the agreement is for five months from the effective date on March 8, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 70,000 shares of common stock upon the effective date of the agreement with the remaining 30,000 to be issued upon the successful completion of the agreement.

On March 22, 2021, the Company entered into a Consulting Agreement with consultants with experience in the area of investor relations and capital introductions. The term of the agreement is for six months from the effective date on March 22, 2021. Pursuant to the terms of the agreement the Company agreed to pay $250,000 in cash for ancillary marketing, to be paid out at the Company’s discretion. In addition, the Company issued 150,000 shares of the Company’s common stock as a commencement incentive which is fully earned by entering into the agreement.

On March 25, 2021, the Company entered into an asset purchase agreement with Superfit Foods, LLC a Florida limited liability company and Superfit Foods LLC, a Nevada limited liability company (the “Superfit Acquisition”). The purchase price of the assets and rights was $1,150,000. The purchase price is payable as follows: $475,000 that was paid at closing and the remaining $625,000 paid in 268,240 shares of common stock to be held for six months before being registered.

On March 31, 2021, the Company authorized the issuance of an aggregate of 12,711 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2021.

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor agreed to purchase from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of Common Stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of Common Stock (the “Pre-Funded Warrant”). Each share and accompanying Common Warrant is being sold together at a combined offering price of $2.43 per share and Common Warrant, and each Pre-Funded Warrant and accompanying Common Warrant is being sold together at a combined offering price of $2.42 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $2.43 per share, are immediately exercisable and will expire five and one-half (5.5) years from the date of issuance. The Private Placement closed on April 9, 2021.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc.(“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We operate under the name Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill and Healthy Joe’s restaurants. In addition to these restaurants, the Company also operates with the following brand names under our ghost kitchen model: Meal Plan AF, Muscle Maker Burger Bar, Bowls Deep, Burger Joe’s, Wrap It Up, Salad Vibes and Gourmet Sandwich. Our direct mail to consumer meal prep/plan program operates under the musclemakerprep.com website. As of December 31, 2020, our restaurant system included sixteen company-owned restaurants and sixteen franchised restaurants. In addition, the Company built four new location on university campuses but due to Covid-19 restrictions have not yet open these locations but incurred expenses during the twelve months ended December 31, 2021.

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

We believe our healthy-inspired restaurant concept delivers a highly differentiated customer experience by combining the quality and hospitality that customers commonly associate with our full service and fast casual restaurant competitors with the convenience and value customers generally expect from traditional fast food restaurants. The foundation of our brand is based on our core values of quality, empowerment, respect, service and value.

As of December 31, 2020, we had an accumulated deficit of $63,193,707 and expect to continue to incur substantial operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2020, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

On February 26, 2020, the Company entered into a Kitchen Services Agreement with a major delivery-only kitchen concept. The Kitchen Services Agreement provides for ten locations in total with four initial locations starting in the Chicago market, two locations in the Philadelphia market, one location in the Providence market, two locations in the Miami market and one location in the New York market. In addition, the Company has placed deposits for an additional five locations to be determined. The Kitchen Services Agreement provides the Company with access to the delivery-only locations for a one-year term with an automatic one-year renewal unless terminated by either party. The delivery-only locations are set up for third party delivery and provide that the Company must pay monthly license fees, processing service fees and storage service fees. The monthly license fees for the locations range from $3,000 to $6,000. The monthly license fees become due 14 days after the Company is granted access to the location. As of the date of filing this report the Company has opened seven of the ten locations have been opened with the Miami and New York locations anticipated to be opened in 2021.

The company continued its expansion into non-traditional locations within the military. The company opened a military location in May 2020 at the Marine base Camp Elmore.

As part of the non-traditional location growth strategy, the Company entered into an agreement and announced on June 1, 2020, its expansion with the Northern Virginial Community College system to open 4 locations on various campus locations. These locations were built in 2020 with the anticipation of opening in the fall semester of 2020. However, due to covid-19 restrictions, these locations were temporarily closed and plan to re-open in summer of 2021 as students are allowed back on campus. These locations are based on a variable lease determined on monthly sales thus limiting the ongoing costs associated with these locations. The Company also has a lease agreement to build out a location on the Texas Tech Medical Center Campus in El Paso Texas. We anticipate building this location in 2021.

On November 11, 2020, the company announced an agreement with Happy Meal Prep to offer Muscle Maker meal prep/plans to consumers via direct- to-consumer shipments of over 40 meal prep/plan options. This program allows shipments of up to a 250-mile radius around participating locations increasing the total number of potential consumers who can enjoy Muscle Maker Grill meals. The company plans on making a greater push in the direct-to-consumer market meal prep/plan strategy in 2021 as an alternate, non-traditional approach to delivering or products to consumers.

The company purchased two franchise locations in 2020. One location was in Philadelphia and one location was in the Chelsea area of New York.

The company will continue to expand ghost kitchen options within existing Muscle Maker Grill restaurants to better leverage labor, equipment, ingredients, etc. This expansion allows greater consumer options and relies strictly on third-party delivery options. This approach is distinctly different than the stand along ghost kitchen model in that these ghost kitchens are ran through an existing Muscle Maker Grill location versus opening a stand along ghost kitchen.

The Company rescinded the issuance of 100,000 warrants and 300,000 shares of the Company’s common stock in July 2020 that were issued in the first quarter of 2020, pursuant to a consulting agreement. Although the shares were duly authorized and validly issued, the Company rescinded the stock and warrants as it did not have the required amount of equity authorized under its 2019 Incentive Stock Plan. Following the rescission of the warrants and shares of common stock, the consultant threatened to commence legal proceedings against the Company and demanded the Company to re-issue the 300,000 shares of common stock and 100,000 warrants and to provide the Consultant registration rights. In order to settle and avoid the time commitment and expense associated with potential litigation, the Company and the Consultant entered into a Settlement Agreement (“Settlement Agreement”) on August 11, 2020 whereby the Company agreed to issue 300,000 shares of common stock within 5 five days of entering into the Settlement Agreement. These shares will not be issued subject to any equity plan. The Company agreed to register the shares of common stock in consideration of a release by the Consultant. In addition, as part of the Settlement Agreement the Company issued 100,000 stock options upon the approval of the 2020 Equity Incentive.

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

General and Administrative Expenses

General and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including wages, benefits, travel expense, stock-based compensation expense, legal and professional fees, training, and other corporate costs. We expect to incur incremental general and administrative expenses as a result of the 2020 IPO, the secondary offering and the added cost associated with being a public company. A certain portion of these expenses are related to the preparation of an initial and second stock offering and should be considered one-time expenses.

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

Consolidated Results of Operations

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively:

	For the Years Ended
	December 31,
	2020	2019
Revenues:
Company restaurant sales, net of discounts	$3,672,944	$3,466,553
Franchise royalties and fees	739,450	1,352,944
Franchise advertising fund contributions	61,053	139,508
Total Revenues	4,473,447	4,959,005

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,467,799	1,275,894
Labor	1,955,088	1,587,889
Rent	691,986	449,384
Other restaurant operating expenses	1,099,831	634,532
Total restaurant operating expenses	5,214,704	3,947,699
Depreciation and amortization	422,546	280,955
Impairment of intangible assets	100,000	-
Franchise advertising fund expenses	61,053	139,508
Preopening expenses	56,362	-
General and administrative expenses	8,576,231	4,244,848
Total Costs and Expenses	14,430,896	8,613,010
Loss from Operations	(9,957,449)	(3,654,005)

Other Expenses:
Other income	27,143	839
Interest expense, net	(115,881)	(1,576,547)
Change in fair value of accrued compensation	(14,000)	-
Inducement expense related to convertible notes	-	(15,102,206)
Warrant modification expense	-	(5,405,770)
Amortization of debt discounts	(38,918)	(2,647,355)
Total Other Expenses, net	(141,656)	(24,731,039)

Net Loss Before Income Tax	(10,099,105)	(28,385,044)
Income tax provision	-	-

Net Loss	$(10,099,105)	$(28,385,044)

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Revenues

Our revenues totaled $4,473,447 for the year ended December 31, 2020 compared to $4,959,005 for the year ended December 31, 2019. The $485,558.66 decrease is attributed to a decrease in franchise royalties and fees, partially offset by an increase in restaurant sales.

We generated company restaurant sales, net of discounts, of $3,672,944 for the year ended December 31, 2020 compared to $3,466,553, for the year ended December 31, 2019. This represented an increase of $206,391, or 6.0%, which is attributable to restaurants sales from additional stores that were open during the current year ended compared to the prior year, partially offset by a decrease in restaurant sales which resulted from the temporary and permanent closure of two corporate owned stores during the current year as compared to the prior year due to Covid-19.

Franchise royalties and fees for the year ended December 31, 2020 and December 31, 2019 totaled $739,450 compared to $1,352,944, respectively. The $613,494 decrease is primarily attributable to a decrease in initial franchise fees of $113,351 as there were fewer franchisee agreement terminations in the current year as compared to the prior year, a decrease in royalty income of $356,614 and a decrease in vendor rebates of vendor rebates of $143,529 due to fewer franchisee locations, primarily as a result of the impact of Covid-19 which resulted in lower sales and temporary and permanent closures of franchised locations current year compared to the prior year.

Franchise advertising fund contributions for the years ended December 31, 2020 and 2019 totaled $61,053 compared to $139,508, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the year ended December 31, 2020 and December 31, 2019 totaled $1,467,799 or 40.00% as a percentage of company restaurant net sales, and $1,275,894 or 36.81%, as a percentage of company restaurant net sales, respectively. The $191,905 increase resulted from higher store count during the current year as compared to the prior year resulting in higher sales and a slight increase in restaurant and food beverage cost as a percentage of sales. The percentage increase is attributable to rising food costs, lower rebates and operational inefficiencies attributed to opening or acquiring new locations as it takes time to establish operational efficiencies. In addition, food waste increased as sales decreased due to the impact of Covid-19 on overall restaurants sales.

Restaurant labor for the year ended December 31, 2020 and December 31, 2019 totaled $1,955,088, or 53.20%, as a percentage of company restaurant net sales, and $1,587,889, or 45.81%, as a percentage of company restaurant net sales, respectively. The $367,199 increase resulted primarily due a higher store count during the current year as compared to the prior year as the Company opened and acquired more stores as compared to the prior period. In addition, the increase in labor as a percentage of sales is a direct result of inefficiencies that is typically attributed to opening or acquiring new locations as it takes time to establish operational efficiencies.

Restaurant rent expense for the year ended December 31, 2020 and December 31, 2019 totaled $691,986, or 18.8% as a percentage of restaurant sales, and $449,384, or 12.96%, as a percentage of restaurant sales, respectively. The increase of $242,602 is directly attributed to the acquisition of the two franchise locations and the opening of four cloud kitchen in the current year as compared to the prior year. In addition, rent as a percentage of sales increased due to the temporary closure of restaurants due to Covid-19 while rent payments were still made as per various leases.

Other restaurant operating expenses for the year ended December 31, 2020 and December 31, 2019 totaled $1,099,831, or 29.90% as a percentage of restaurant sales, and $634,532, or 18.30% as a percentage of restaurant sales, respectively. The $465,299 increase is due to higher third-party merchant fees resulting from an increase in delivery orders and a higher sore count during the year as compared to the prior year resulting in an increase in utility fees and insurance expenses.

Depreciation and amortization expense for the year ended December 31, 2020 and December 31, 2019 totaled $422,546 and $280,955, respectively. The $141,591 increase is attributable to depreciation expense related to additional property and equipment acquired for new store build outs and the remodeling of an existing and acquired company owned restaurant compared to the prior year.

Impairment of intangible assets for the year ended December 31, 2020 totaled $100,000. The impairment of the franchisee agreement was attributed due to the acquisition of franchised stores, initially included in the valuation of the franchisee agreement intangible, to be Company owned stores which reduces future discounted cash flows. In addition, the permanent closures of store included in the original valuation of the intangible asset due to the impact of COVID-19 attributed to the impairment being recognized.

Preopening expense for the years ended December 31, 2020, totaled $56,362 resulted from expense incurred prior to the opening of our new Company owned store that opened during the year ended December 31, 2020.

General and administrative expenses for the year ended December 31, 2020 and December 31, 2019 totaled $8,576,231, or 191.70% of total revenue, and $4,244,848, or 85.60% of total revenue, respectively. The $4,331,383 increase is attributable to an increase in salaries and wages of approximately $822,000 which is due to cash bonus earned by employees of approximately $295,000, an increase in consulting expense of approximately $2,196,000 which is mainly attributed to stock-based compensation expense for stock issued to various consultants for services, an increase in advertising expense of approximately $141,000 to promote our new and existing locations, $41,480 in write offs of property and equipment for a closed location, an increase in insurance expenses related to being a public company listed on a national exchange of approximately $289,000 and an increase in one-time professional fees of approximately $982,000 mainly due to fees incurred in connection with the Company’s offerings. Partially offset by a decrease in various other expenses incurred during the current year as compared to the prior year.

Loss from Operations

Our loss from operations for the year ended December 31, 2020 and December 31, 2019 totaled $9,957,449, or 222.6% of total revenues and $3,654,005, or 73.68% of total revenue, respectively. The increase of $6,303,444 in loss from operations is primarily attributable to an increase in total costs and expenses of approximately $5,818,000, partially offset by the increase in total revenues of approximately $486,000. The increase in total costs and expenses of approximately $5,818,000 is primarily due to one-time expenses incurred in connection with our offerings in March and September of 2020, of which approximately $2,196,000 of the expenses consisted of non-cash expenses in the form of stock-based compensation. See details above for more information related to the changes included within total cost and expenses and total revenues.

Other Expense

Other expense for the year ended December 31, 2020 and December 31, 2019 totaled $141,656 and $24,731,039, respectively. The $24,589,383 decrease in expense was primarily to a decrease in inducement expense related to the convertible notes payables of approximately $15,102,000 that was incurred by the Company in order to induce various note holders to convert approximately $9.5 million dollars of debt on our books into our common stock in the prior year as compared to the current period. In addition, due to a decrease in warrant modification expense of approximately $ 5,406,000 as part of the amendments to induce the note holders to convert their notes into our common stock in the prior year as compared to the current period. The remaining decrease in expense is attributed to a decrease in amortization of debt discount of $2,608,437, a decrease of $1,460,666 in interest expense, net as the majority of the convertible notes were converted during the prior year therefore no further interest expense is being incurred in the current year.

Net Loss

Our net loss for the year ended December 31, 2020 decreased by $18,285,939 to $10,099,105 as compared to $28,385,044 for the year ended December 31, 2019, resulting from an increase in our loss from operations offset by a decrease in other expense as discussed above.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31, 2020	December 31, 2019
Cash	$4,195,932	$478,854
Working Capital Surplus (Deficiency)	$1,383,568	$(3,707,541)
Convertible notes payable, including related parties and Former Parent, net of debt discount of $0 and $38,918, respectively	$182,458	$693,540
Other notes payable, including related parties	$1,276,692	$682,807

Availability of Additional Funds and Going Concern

Although we have a working capital surplus of $1,383,568, we presently have an accumulated deficit of $63,193,707, as of December 31, 2020, and we utilized $7,785,873 of cash in operating activities during the year ended December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

Our principal source of liquidity to date has been provided by loans and convertible loans from related and unrelated third parties, (ii) the sale of common stock through private placements and the (iii) and the recent closed public offering.

The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas during the first quarter of 2020 continuing through the fourth quarter of 2020. As a result of the disruption and volatility in the global capital markets, we have seen an increase in the cost of capital which adversely impacts access to capital.

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

On September 10, 2020, the Company priced its public offering (“September Offering”) of 3,294,118 shares of common stock at a price of $1.70 per share. The Company closed on the September Offering on September 15, 2020, yielding net proceeds of $4,940,001, net of underwriters and other fees of $660,000. Upon closing of the September Offering the Company issued 263,529 warrants to the underwriters as part of their agreement. Pursuant to the underwriting agreement for the September Offering the Company granted the underwriters an option to exercise for 45 days, to purchase up to an additional 494,177 shares of common stock to cover the over-allotment. On October 27, 2020, the Company closed on the over-allotment yielding proceeds of $764,399, net of underwrites and other fees of $75,600 and the Company issued the 494,177 shares of common stock.

On May 9, 2020, the Company entered into Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of May 9, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first ten months of the term of the PPP Loan if the Company did not apply for forgiveness on the PPP Loan. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan, when received, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. The company has filed for loan forgiveness but as of the date of this filing has not received a response. The expenses to qualify for the PPP loans are recorded in the 2020 financials as the company made efforts to employ personnel as per the PPP program intentions. The corresponding loan amount of $866,300 was not recognized as other income until the PPP loans are deemed forgivable.

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

Sources and Uses of Cash for the Years Ended December 31, 2020 and December 31, 2019

For the year ended December 31, 2020 and 2019, we used cash of $7,785,873 and $4,504,226, respectively, in operations. Our cash used for the year ended December 31, 2020 was primarily attributable to our net loss of $10,099,105, adjusted for net non-cash income in the aggregate amount of $3,556,516, partially offset by $1,243,284 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2019 was primarily attributable to our net loss of $28,385,044, adjusted for net non-cash income in the aggregate amount of $24,270,492, partially offset by $389,674 of net cash provided by changes in the levels of operating assets and liabilities.

During the year ended December 31, 2020, cash used in investing activities was $850,334, of which $781,041 was used to purchase property and equipment, $75,000 used in connection with the acquisition of a new company stores from former franchisees and $5,707 was collected from loans to franchisees and related parties net of loan issuances. During the year ended December 31, 2019, cash used in investing activities was $1,520,569, of which $1,161,625 was used to purchase property and equipment, $60,186 which was used for the issuances of loans receivables, $335,116 used in connection with the acquisition of two new company stores from former franchisees and $36,358 was collected from loans to franchisees and related parties net of loan issuances.

Net cash provided by financing activities for the year ended December 31, 2020 was $11,720,001 proceeds from the offerings, net of underwriter’s discount and offering costs, $764,399 proceeds from the over-allotment, net of underwriter’s discount and offering costs, $150,000 proceeds from other note payable, $866,300 proceeds from the PPP loan, partially offset by repayments of various convertible notes of $550,000 and $597,415 of repayments of other notes payables, including a related party. Net cash provided by financing activities for the year ended December 31, 2019 was $6,145,807 of which $100,000 proceeds were from convertible notes from other related parties, $6,373,000 proceeds from convertible notes to various parties, $300,000 proceeds from other notes payable, offset by $718,193 repayments of convertible notes payable and other note payable.

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

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $3,672,944 and $3,466,553 during the years ended December 31, 2020 and 2019, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $331,694 and $688,308 during the years ended December 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $277,255 and $390,606 during the years ended December 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $130,501 and $274,030 during the years ended December 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recorded in other current liabilities on the consolidated balance sheet. For the years ended December 31, 2020 and 2019, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $61,053 and $139,508, respectively, during the years ended December 31, 2020 and 2019, which are included in franchise advertising fund contributions on the accompanying consolidated statements of operations.

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

See Note 3 to our consolidated financial statements for the year ended December 31, 2020.

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

Notwithstanding this material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 and the consolidated results of operations and cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as of December 31, 2020. The framework used by management in making the assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2020, the Company’s internal control over financial reporting was not effective for the purpose for which it is intended and determine there to be a material weakness.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2020:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 15, 2021, our current directors and executive officers and their ages are:

Name	Age	Principal Positions Held With Us
Kevin Mohan	47	Chief Investment Officer and Chairman of the Board
Michael J. Roper	56	Chief Executive Officer, Secretary
Kenneth Miller	51	Chief Operating Officer
Ferdinand Groenewald	36	Chief Financial Officer
Aimee Infantee	33	Chief Marketing Officer
Stephen A. Spanos*	58	Director
A.B. Southall III	59	Director
Paul L. Menchik	73	Director
Peter S. Petrosian	68	Director
Jeff Carl	65	Director
Major General (Ret) Malcolm B. Frost+	54	Director
Philip Balatsos+	43	Director

*Appointed to the Board of Directors on February 6, 2020

+Appointed to the Board of Directors on October 27, 2020

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

Major General (Ret) Malcolm B. Frost. Maj. Gen (Ret) Frost has 31 years of military experience providing large-scale strategic and operational leadership and oversight in the Indo-Asia-Pacific, Middle East, Europe, and the United States for the United States Army - successfully leading the evolution of soldier training programs in peace and war from platoon through 2-star command level. Maj. Gen. (Ret) Frost has been deployed to combat several times in a variety of leadership and command positions. Since 2019, Maj. Gen. (Ret) Frost served as Executive Consultant for Fortune 500 and larger corporations through Malcolm Frost and Associates LLC. From 2015 through 2019, Maj. Gen. (Ret) Frost served as the Commanding General for the US Army Training and Doctrine Command located at Fort Eustis, Virginia and as the Chief of Public Affairs for the US Army Headquarters based in Washington, DC. Maj. Gen. (Ret) Frost also served as the Deputy Commanding General for Support for the US Army, Deputy Director of Operations for the US Department of Defense and the Director of Operations for the US Army Pacific Headquarters. He deployed to Bosnia-Hercegovina as a company commander in 1995 and deployed twice to Iraq as commander of an 800 person Cavalry Squadron operating in Tal Afar during the Surge in 2006-7, and as commander of a 5K person Stryker Brigade Combat Team operating in Diyala, Salah ad Din, and Kirkuk provinces in 2010-11. Additionally, he deployed as Director of Operations of a 4,000 person airborne brigade task force in Afghanistan in 2002-3. In addition to a Bachelor of Science Degree in Human Resources Management from the United States Military Academy at West Point, Maj. Gen. (Ret) Frost holds advanced degrees from Webster University and the U.S. Army War College in Human Resources Development and National Security Strategy, respectively. He is the recipient of the Distinguished Service Medal x2, Defense Superior Service Medal, Legion of Merit x3, Bronze Star Medal x3, Air Medal, Army Commendation Medal x6 including one for Valor, Combat Infantryman Badge, Master Parachutist Badge and Ranger Tab. He is a Certified Project Director and is the recipient of the U.S. Department of State Meritorious Honor Award for reconstruction, civic and humanitarian achievements while serving in Iraq.

Based on his vast business and financial experience with the military as well as his business experience, we have deemed Maj. Gen (Ret) Frost a fit to serve on the Board.

Philip Balatsos. Since 2016, Mr. Balatsos has worked in the restaurant and hospitality industries. In 2018, Mr. Balatsos founded and has served as the owner operator of LAPH Hospitality which operates a café/catering business and also serves as a consultant providing financial, purchasing and usage analysis as well as rollout services pertaining to ordering, invoicing and inventorying systems. From 2016 through 2018, Mr. Balatsos held various positions with Barteca Restaurant Group including Assistant General Manager and Purchasing Manager. Prior to 2016, Mr. Balatsos held various position on Wall Street for 16 years including Vice President, Foreign Exchange Sales/Trading for Credit Suisse, Director, Foreign Exchange Hedge Fund Sales for Barclays Capital and Financial Advisor for Stifel Nicolaus & Co. Mr. Balatsos graduated from Skidmore College in 1999 with a Bachelor of Science in Business Administration and from Institute of Culinary Education in 2016.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Corporate Governance

Board of Directors and Board Committees

Our stock (symbol: GRIL) is listed on the NASDAQ capital market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our board of directors currently consists of eight (8) members. Our board of directors has determined that Stephen Spanos, A.B. Southall III, Paul L. Menchik, Peter S. Petrosian, Malcolm Frost, Philip Baltasos and Jeff Carl, qualify as independent directors in accordance with the Nasdaq Capital Market, or Nasdaq listing requirements. Kevin Mohan is not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

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

Audit Committee

The Audit Committee has three members, including Messrs. Spanos, Balatsos and Petrosian. Mr. Spanos serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2020 and 2019 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2020 and whose total compensation for the 2020 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2020 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

	Year	Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Michael J. Roper	2020	$360,503	$180,288	$-	$-	$-	$-	$-	$540,791
Chief Executive Officer of Muscle Maker, Inc.	2019	$271,946	$-	$-	$-	$-	$-	$-	$271,946

Ferdinand Groenewald	2020	$171,634	$77,885	$-	$-	$-	$-	$-	$249,519
Chief Financial Officer of Muscle Maker, Inc.	2019	$151,749	$10,000	$-	$-	$-	$-	$-	$161,749

Kenneth Miller	2020	$256,442	$53,846	$-	$-	$-	$-	$-	$310,288
Chief Operating Officer of Muscle Maker, Inc.	2019	$202,298	$-	$-	$-	$-	$-	$-	$202,298

Kevin Mohan	2020	$185,077	$78,000	$-	$-	$-	$-	$72,327	$335,404
Chief Operating Officer of Muscle Maker, Inc.	2019	$142,940	$-	$-	$-	$-	$-	$-	$142,940

Employment Agreements

Michael Roper

On October 26, 2018, the Company entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing the Company on a national exchange and raising $3,000,000 (the “Public Offering”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which was increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and will be increased to $350,000 upon the Company completing the Public Offering. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the Public Offering. Mr. Roper was paid a $100,000 bonus upon closing of the Public Offering. Mr. Roper was also issued 14,285 shares of our common stock upon the closing of the Public Offering. In addition, pursuant to board approval on June 29, 2019, Mr. Roper was issued 35,714 shares of our restricted common stock awards upon closing of the Public Offering. In addition, upon the closing of the Public Offering Mr. Roper received 14,285 shares of common stock pursuant to his employment agreement. Mr. Roper was issued an additional 35,714 pursuant to his employment agreement upon the closing of the Public Offering of at least $5 million. Mr. Roper’s common stock was issued on February 18, 2020 and his bonus was paid, subsequent to completing our Public Offering. On August 11, 2020, Mr. Roper agreed to cancel 100,000 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement.

.

Ferdinand Groenewald

On September 26, 2018, the Company rehired Ferdinand Groenewald as Chief Financial Officer of the Company and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as Chief Financial Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 1,428 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 3,571 in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees. Mr. Groenewald was paid a discretionary performance cash and equity bonuses including cash of $25,000 and 19,285 upon completion of the Public Offering. On August 11, 2020, Mr. Groenewald agreed to cancel 19,285 shares of the Company’s common stock previously issued and waved all rights to the equity compensation provided under his employment agreement.

Kenneth Miller

On September 26, 2018, the Company appointed Kenneth Miller as Chief Operating Officer of the Company and entered into an Employment Agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as Chief Operating Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller was issued 14,285 shares of the Company’s common stock upon closing of the Public Offering. In addition, Mr. Miller was paid a discretionary performance cash and equity bonuses including cash of $50,000 and 17,857 shares of common stock upon completion of the Public Offering. Mr. Miller is also eligible to participate in employee benefits plans as we may institute from time to time that are available for full-time employees. On August 11, 2020, Mr. Miller agreed to cancel 32,142 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement.

Kevin Mohan

On October 26, 2018, we entered into an Employment Agreement with Kevin Mohan. Pursuant to the Employment Agreement, Mr. Mohan will be engaged as our Chief Investment Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Mohan will be entitled to a base salary at the annualized rate of $156,000, which will be increased to $175,000 upon the IPO. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Mohan was paid $50,000 bonus upon closing of the IPO. Mr. Mohan was also issued 28,571 shares of our common stock upon the closing of the IPO. In addition, pursuant to board approval on June 29, 2019, Mr. Mohan was issued 35,714 shares of our restricted common stock awards upon closing of the IPO. Mr. Mohan’s common stock was issued on February 18, 2020 and his bonus was paid, subsequent to completing our IPO. On August 11, 2020, Mr. Mohan agreed to cancel 64,285 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement.

Elements of Compensation

Base Salary

Messrs. Roper, Groenewald, Miller and Mohan received a fixed base salary in an amount determined in accordance with their then employment agreement with Muscle Maker Inc., and based on a number of factors, including:

●	The nature, responsibilities and duties of the officer’s position;
●	The officer’s expertise, demonstrated leadership ability and prior performance;
●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
●	The competitiveness of the market for the officer’s services.

Bonus

Messrs. Roper, Groenewald, Miller and Mohan received a bonus in connection with completing our IPO pursuant to their employment agreement. In addition, discretionary performance based bonus was paid to Messrs. Roper, Groenewald, Miller and Mohan.

Stock Award

In fiscal 2019 we did not issue any restricted shares of our common stock to our named executive officers.

In fiscal 2020, we issued an aggregate of 216,783 shares of our restricted common stock, with an aggregate value fair value of $1,083,915, to our executive team pursuant to their employment agreements as part of completing the initial public offering. On August 11, 2020, the executive team entered into an agreement individually with us to cancel an aggregate of 216,783 vested shares of our restricted common stock previously issued in the first quarter of 2020 and acknowledge that no further compensation is due under their employment agreements.

Equity Incentive Plans

2017 Plan

Our board of directors and shareholders approved the 2017 Stock Option and Stock Issuance Plan or the 2017 Plan on July 27, 2017 and September 21, 2017, respectively. Upon the adoption of our 2019 Equity Incentive Plan, we will no longer issue awards under the 2017 Plan, but any existing awards granted to our management team and Board of Directors will remain outstanding under the 2017 Plan. The 2017 Plan provides incentives to eligible employees, officers, directors and consultants in the form of incentive stock options and non-qualified stock options. We no longer utilize the 2017 Plan. Of these shares, approximately 4,591 shares were issued to the directors (765 shares per director) under the 2017 Plan by the Board of Directors on September 21, 2017.

2019 Plan

Our board of directors and shareholders approved the 2019 Equity Incentive Plan or the 2019 Plan. Our shareholders approved the plan on October 28, 2019. The 2019 Plan provides incentives to eligible employees, officers, directors and consultants in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. We have reserved a total of 214,286 shares of common stock for issuance under the 2019 Plan. As of the date of the issuance of these consolidated financial statements 188,527 shares have been issued under the 2019 Plan. Upon the adoption of our 2020 Equity Incentive Plan, we no longer issue awards under the 2019 Plan, but any existing awards granted to our management team and Board of Directors will remain outstanding under the 2019.

2020 Plan

Our board of directors and shareholders approved and adopted on September 16, 2020 the 2020 Equity Incentive Plan (“2020 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2020 Plan, the we reserved 1,750,000 shares of common stock for issuance. As of the date of the issuance of these consolidated financial statements 178,333 shares have been issued under the 2020 Plan.

The administrator, which is the Compensation Committee or another committee of at least two persons or the Board, has the authority, without limitation (i) to designate participants to receive awards, (ii) determine the types of awards to be granted to participants, (iii) determine the number of shares of common stock to be covered by awards, (iv) determine the terms and conditions of any awards granted under the 2020 Plan, (v) determine to what extent and under what circumstances awards may be settled in cash, shares of common stock, other securities, other awards or other property, or cancelled, forfeited or suspended, (vi) determine whether, to what extent, and under what circumstances the delivery of cash, common stock, other securities, other awards or other property and other amounts payable with respect to an award shall be made; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the 2020 Plan and any instrument or agreement relating to, or award granted under, the 2019 Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the administrator shall deem appropriate for the proper administration of the 2020 Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; (x) reprice existing awards with shareholder approval or to grant awards in connection with or in consideration of the cancellation of an outstanding award with a higher price; and (xi) make any other determination and take any other action that the administrator deems necessary or desirable for the administration of the 2020 Plan. The administrator will have full discretion to administer and interpret the 2019 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

The administrator will be authorized to grant options to purchase Common Stock that are either “qualified,” meaning they satisfy the requirements of Code Section 422 for Incentive Stock Options, or “non-qualified,” meaning they do not satisfy the requirements of Section 422 of the Code. Options granted under the 2020 Plan will be subject to the terms and conditions established by the administrator. Under the terms of the 2020 Plan, unless the administrator determines otherwise in the case of an option substituted for another option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the 2020 Plan) of the shares of common stock on the date of grant. Options granted under the 2020 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the administrator and specified in the applicable award agreement. The maximum term of an option granted under the 2019 Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder). Payment in respect of the exercise of an option may be made in cash or by check, by surrender of unrestricted shares of Common Stock (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by us to avoid an additional compensation charge or have been purchased on the open market, or the administrator may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the administrator may determine to be appropriate.

The administrator will be authorized to award Stock Appreciation Rights (or SARs) under the 2020 Plan. SARs will be subject to such terms and conditions as established by the administrator. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the 2020 Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an Option. SARs granted in connection with an Option shall be subject to terms similar to the Option which corresponds to such SARs. SARs shall be subject to terms established by the administrator and reflected in the award agreement.

The administrator will be authorized to award Restricted Stock under the 2020 Plan. Unless otherwise provided by the administrator and specified in an award agreement, restrictions on Restricted Stock will lapse after three years of service with us. The administrator will determine the terms of such Restricted Stock awards. Restricted Stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the administrator for a specified period. Unless the administrator determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2020, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options under the Plan (a)	Weighted-Average Exercise Price of Outstanding Options under The Plan (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$-	1,607,793
Equity compensation plans not approved by security holders	0	$-	-

TOTAL	0	$-	1,607,793

Director Compensation

On September 21, 2017, Muscle Maker granted 765 shares of common stock under our Muscle Maker 2017 Stock Option and Stock Issuance Plan to each of our six directors of Muscle Maker (4,591 shares of common stock in the aggregate) at a value of $65.31 per share. Such share grants are subject to graduated vesting in the following installments on each of the following dates: (i) 66.666% as of the date of grant and (ii) 8.333% as of (a) October 1, 2017, (b) November 1, 2017, (c) December 1, 2017, and (d) January 1, 2018

During 2018, the directors did not receive any compensation.

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

The Company issued shares of common stock upon the occurrence of the public offering and up listing on a national exchange as follows, which was prorated for a partial year: (i) directors that served as directors during the year ended December 31, 2017 each received 714 shares of common stock, (ii) directors that served as directors during the year ended December 31, 2018 each received 1,428 shares of common stock and (iii) directors that served as directors during the year ended December 31, 2019 each received 1,428 shares of common stock.

The directors did not received compensation for services prior to the Company being up listed on a national exchange, the Company agreed to provide equity in lieu of cash compensation and equity compensation for services rendered during 2017, 2018 and 2019. For past director services in lieu of cash unpaid to date: (i) directors that served as directors during the year ended December 31, 2017 each received shares of common stock valued at $4,500 priced at the price per share of the Company’s public offering in connection with its uplisting (the “Uplisting Offering”), (ii) directors that served as directors during the year ended December 31, 2018 each received shares of common stock valued at $9,000, which was prorated for a partial year of service, and priced at the price per share of the Uplisting Offering and (iii) directors that served as directors during the year ended December 31, 2019 through the date of the Uplisting Offering each received shares of common stock valued at $9,000, which was prorated for a partial year of service, priced at the price per share of the Uplisting Offering.

On December 4, 2020, the board of directors approved a new board compensation plan that would compensate the board members for their deferred compensation for the fourth quarter 2020 through the third quarter of 2021. The board members are eligible for cash compensation of $12,000 per year to be paid quarterly within 30 days of the close of each quarter.

In addition, on an ongoing basis pursuant to the approved board compensation plan each director will receive $8,000 in value of common stock per year for service as director, $6,000 in value of shares of common stock per year for service on each committee and $4,000 in value of shares of common stock per year for service as chair for such committee. The number of shares to be issued would be based upon the closing price of the last trading date of each calendar quarter. The shares of common stock for committee service will be limited to two committees.

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

The following table sets forth information about the beneficial ownership of our common stock at April 15, 2021, for:

●	each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or upon conversion of a security that are either exercisable or convertible on or before a date that is 60 days after April 15, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Muscle Maker, Inc., 2600 South Shore Blvd., Suite 300, League City, Texas 77573.

The percentage ownership information shown in the column labeled “Percentage of Shares Outstanding” is based upon 13,826,734 shares of common stock outstanding as of April 15, 2021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding Prior to Offering (1)

5% Stockholders:
Catalytic Holdings 1 LLC (2)	1,996,638	13.60%
Thoroughbred Diagnostics, LLC (2)	1,709,000	11.85%
Armistice Capital Master Fund LTD (3)	1,395,588	9.99%
Directors and Named Executive Officers:
Kevin Mohan (4)	147,251	1.06%
Michael J. Roper (5)	100,000	*
Ferdinand Groenewald (6)	19,285	*
Kenneth Miller (7)	32,142	*
Stephen Spanos (8)	6,701	*
A.B. Southall, III (9)	114,095	*
Paul L. Menchik (10)	62,930	*
Peter S. Petrosian (11)	10,022	*
Jeff Carl (12)	8,713	*
Major General (ret) Malcolm Frost (13)	1,692	*
Philip Balatsos (14)	3,206	*

All executive officers and directors as a group (12 persons)	508,639	3.68%

* denotes less than 1%

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon (i) the exercise of stock options that will become exercisable within sixty (60) days of April 15, 2021, (ii) the conversion of the convertible promissory notes into shares of our common stock, and (iii) the exercise of warrants that will become exercisable within sixty (60) days of April 15, 2021. Shares of common stock issuable pursuant to the foregoing methods are deemed outstanding for purposes of calculating the percentage of beneficial ownership of the person or entity holding such securities. Accordingly, the total percentages of beneficial ownership are in excess of one hundred percent (100%).

(2)	Catalytic Holdings, LLC beneficially owns (i) 1,145,888 shares of common stock of the Company (ii) 850,750 shares of Common Stock of the Company which are subject to presently exercisable purchase warrants. The natural person with voting and investment control for Catalytic Holdings, LLC is Dmitriy Shapiro. Thoroughbred Diagnostics, LLC beneficially owns (i) 1,109,000 shares of Common Stock of Muscle Maker (ii) 600,000 shares of Common Stock of Muscle Maker which are subject to presently exercisable purchase warrants. The natural person with voting and investment control for Thoroughbred Diagnostics, LLC is Joey Giamichael.

(3)	Armistice Capital Master Fund LTD beneficial owns (i) 1,250,000 shares of the common stock of the Company (ii) 4,115,227 shares of common stock of the Company which are subject to presently exercisable purchase warrants and (iii) 2,865,227 shares of common stock of the Company which are subject to presently exercisable pre-funded purchase warrants. There is a beneficial ownership limitation on the warrants and prefunded warrants owned by the holder that limits beneficial ownership of the holder to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant at any time. The beneficial ownership limitation can be increase by the holder by giving written notice to the Company, but this will not take effect until 61 days after the delivery of the notice to the Company. Armistice Capital Master Fund LTD is managed by Armistice Capital, LLC, its investment manager. Steven Boyd, the managing member of Armistice Capital, LLC has the sole voting and investment power over the securities held by Armistice Capital Master Fund LTD.

(4)	Kevin Mohan beneficially owns (i) indirectly 5,574 shares of Common Stock of Muscle Maker through various family members that reside in the same household as Kevin Mohan and (ii) directly 130,963 shares of common stock of Muscle Maker of which 10,714 are subject to presently exercisable purchase warrants issued to Kevin Mohan.

(5)	Michael J. Roper beneficial owns directly 100,000 shares of common stock of the Company for serving as the Chief Executive Officer of the Company.

(6)	Ferdinand Groenewald beneficial owns directly 19,285 shares of common stock of the Company for serving as the Chief Financial Officer of the Company.

(7)	Kenneth Miller beneficial owns directly 32,142 shares of common stock of the Company for serving as Chief Operating Officer of the Company.

(8)	Stephen Spanos beneficially owns directly 6,701 shares of common stock of the Company for serving as a director through the second quarter of 2020.

(9)	A.B. Southall III beneficially owns (i) directly 104,095 shares of Common Stock of Muscle Maker, and (ii) directly 10,000 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to A.B. Southall.

(10)	Paul L. Menchik beneficially owns (i) directly 52,930 shares of Common Stock of Muscle Maker, and (ii) directly 10,000 shares of Common Stock of Muscle Maker subject to presently exercisable purchase warrants issued to Paul L. Menchik.

(11)	Peter S. Petrosian beneficially owns directly 10,022 shares of Common Stock of Muscle Maker issued for services rendered as a board of director.

(12)	Jeff Carl beneficially owns directly 8,713 shares of Common Stock of Muscle Maker for services rendered as a board of director.

(13)	Major General (ret) Malcolm Frost beneficially owns directly 1,692 shares of Common Stock of Muscle Maker for services rendered as a board of director.

(14)	Philip Balatsos beneficially owns directly 3,206 shares of Common Stock of Muscle Maker for services rendered as a board of director.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 26, 2018, we rehired Ferdinand Groenewald as our Chief Financial Officer and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as our Chief Financial Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 1,428 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 3,571 shares of common stock in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as we may institute from time to time that are available for full-time employees. In addition, pursuant to board approval, Mr. Groenewald was issued 15,714 shares of our common stock upon closing of the IPO. On August 11, 2020, Mr. Groenewald agreed to cancel 19,285 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement.

 On September 26, 2018, we appointed Kenneth Miller as our Chief Operating Officer and entered into an Employment Agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as our Chief Operating Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller is also entitled to 14,285 shares of our common stock that will be issued upon a Public offering of at least $3,000,000. Mr. Miller is eligible for a discretionary performance cash and equity bonuses which will include cash of $50,000. Mr. Miller was issued 14,285 shares of our common stock upon closing of the IPO. In addition, Mr. Miller was paid a discretionary performance cash and equity bonuses including cash of $50,000 and 17,857 shares of common stock upon completion of the IPO. Mr. Miller is also eligible to participate in employee benefits plans as we may institute from time to time that are available for full-time employees. On August 11, 2020, Mr. Miller agreed to cancel 32,142 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement

On October 26, 2018, we entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as our Chief Executive Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing our common stock on a national exchange and raising $3,000,000 (the “IPO”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which was increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and will be increased to $350,000 upon our completing the IPO. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the IPO. Mr. Roper was paid $100,000 bonus upon closing of the IPO. Mr. Roper was also issued 14,285 shares of our common stock upon the closing of the IPO. In addition, pursuant to board approval on June 29, 2019, Mr. Roper was issued 35,714 shares of our restricted common stock awards upon closing of the IPO. In addition, upon the closing of the IPO Mr. Roper received 14,285 shares of common stock pursuant to his employment agreement. Mr. Roper was issued an additional 35,714 pursuant to his employment agreement upon the closing of the IPO of at least $5 million. Mr. Roper’s common stock was issued on February 18, 2020 and his bonus was paid, subsequent to completing our IPO. On August 11, 2020, Mr. Roper agreed to cancel 100,000 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement.

On October 26, 2018, we entered into an Employment Agreement with Kevin Mohan. Pursuant to the Employment Agreement, Mr. Mohan will be engaged as our Chief Investment Officer for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the IPO. During the term of the Employment Agreement, Mr. Mohan will be entitled to a base salary at the annualized rate of $156,000, which will be increased to $175,000 upon the IPO. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash following the closing of the IPO. Mr. Mohan was paid $50,000 bonus upon closing of the IPO. Mr. Mohan was also issued 28,571 shares of our common stock upon the closing of the IPO. In addition, pursuant to board approval on June 29, 2019, Mr. Mohan was issued 35,714 shares of our restricted common stock awards upon closing of the IPO. Mr. Mohan’s common stock was issued on February 18, 2020 and his bonus was paid, subsequent to completing our IPO. On August 11, 2020, Mr. Mohan agreed to cancel 64,285 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES. [OPEN]

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2020 and 2019.

The following is a summary of the fees billed or expected to be billed to us by Marcum LLP, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2020 and 2019:

	2020	2019
Audit fees (1)	$312,390	$238,075
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$312,390	$238,075

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019 and in connection with the filing of multiple Forms S-1.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.
(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

3.4

Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2020)

4.1	Form of Warrants to Purchase Common Stock – September 2018 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018)

4.2	Form of Warrants to Purchase Common Stock - April 2019 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2019)

4.3†	Form of Representative’s Warrant (Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 26, 2019)

4.4	2019 Equity Incentive Plan (Incorporated by reference to the Amendment No. 3 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 10, 2020)

4.5	2020 Equity Incentive Plan

10.1†	Muscle Maker 2017 Stock Option and Stock Issuance Plan and form of award agreements (incorporated by reference to Exhibit 6.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.2†	Form of Restricted Stock Agreement under Muscle Maker 2017 Stock Option and Stock Issuance Plan (incorporated by reference to Exhibit 6.5 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.3	Assignment and Assumption Agreement, dated August 25, 2017, between Muscle Maker Brands Conversion, Inc. and Muscle Maker Development, LLC (incorporated by reference to Exhibit 6.7 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.4	Agreement of Conveyance, Transfer and Assigning of Assets and Assumptions of Obligations, dated September 15, 2017, between Muscle Maker, Inc. and Muscle Maker Corp., LLC (incorporated by reference to Exhibit 6.8 to the Registrant’s Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.5†	Employment Agreement, between Muscle Maker and Ferdinand Groenewald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018)

10.6†	Employment Agreement, between Muscle Maker and Ken Miller (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018)

10.7†	Employment Agreement between Michael Roper and Muscle Maker, Inc. dated October 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018)

10.8†	Employment Agreement between Kevin Mohan and Muscle Maker, Inc. dated October 26, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 6, 2018)

10.9†	Employment Agreement between Aimee Infante and Muscle Maker, Inc. dated May 6, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019)

10.10†	Form of Director Agreement dated July 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019)

10.11±	Master Distribution Agreement between Muscle Maker Franchising LLC and Sysco Corporation dated June 1, 2011 (Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 26, 2019)

10.12±	Amendment to Master Distribution Agreement between Muscle Maker Franchising LLC and Sysco Corporation dated October 17, 2017 (Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 26, 2019)

10.13	Form of Conversion Agreement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2019)

10.14	Form of Addendum to Conversion Agreement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2019)

21.1+	List of Subsidiaries (Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on November 26, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLE MAKER, INC

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: April 15, 2021		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Michael J. Roper	Chief Executive Officer, and
Michael J. Roper	Secretary (Principal Executive Officer)

/s/ Ferdinand Groenewald	Chief Financial Officer
Ferdinand Groenewald	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Mohan	Chief Investment Officer and Chairman of the Board
Kevin Mohan

/s/ Stephen A. Spanos	Director
Stephen A. Spanos

/s/ A.B. Southall III	Director
A.B. Southall III

/s/ Paul L. Menchik	Director
Paul L. Menchik

/s/ Jeff Carl	Director
Jeff Carl

/s/ Peter S. Petrosian	Director
Peter S. Petrosian

/s/ Malcolm Frost	Director
Major General (Ret) Malcolm B. Frost

/s/ Philip Balatsos	Director
Philip Balatsos

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Muscle Maker, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muscle Maker, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and net cash used in operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

Melville, NY
April 15, 2021

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

Assets
Current Assets:
Cash	$4,195,932	$478,854
Accounts receivable, net of allowance for doubtful accounts of $75,000 as of December 31, 2020 and December 31, 2019, respectively	140,305	136,477
Inventory	113,824	78,422
Current portion of loans receivable, net of allowance of $106,900 and $55,000 at December 31, 2020 and December 31, 2019, respectively	2,394	38,712
Prepaid expenses and other current assets	40,903	48,064
Total Current Assets	4,493,358	780,529
Property and equipment, net	2,342,723	1,646,879
Goodwill	656,348	656,348
Intangible assets, net	2,878,278	3,038,815
Loans receivable, non-current	996	98,677
Security deposits and other assets	131,916	39,462
Total Assets	$10,503,619	$6,260,710

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,500,935	$2,630,948
Convertible note payable to Former Parent	82,458	82,458
Convertible notes payable, net of debt discount of $0 and $38,918 at December 31, 2020 and December 31, 2019	100,000	536,082
Other notes payable	701,552	351,512
Other notes payable, related party	-	91,000
Deferred revenue, current	62,858	122,697
Deferred rent, current	20,569	20,730
Other current liabilities	641,418	652,643
Total Current Liabilities	3,109,790	4,488,070
Convertible notes payable	-	75,000
Other notes payable	575,140	240,295
Deferred revenue, non-current	944,271	1,152,975
Deferred rent, non-current	79,290	58,608
Total Liabilities	4,708,491	6,014,948

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 25,000,000 shares authorized, 11,725,764 and 5,714,464 shares issued and outstanding as of December 31, 2020, and December 31, 2019, respectively	1,172	571
Additional paid-in capital	68,987,663	53,339,793
Accumulated deficit	(63,193,707)	(53,094,602)
Total Stockholders’ Equity	5,795,128	245,762
Total Liabilities and Stockholders’ Equity	$10,503,619	$6,260,710

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019
Revenues:
Company restaurant sales, net of discounts	$3,672,944	$3,466,553
Franchise royalties and fees	739,450	1,352,944
Franchise advertising fund contributions	61,053	139,508
Total Revenues	4,473,447	4,959,005

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,467,799	1,275,894
Labor	1,955,088	1,587,889
Rent	691,986	449,384
Other restaurant operating expenses	1,099,831	634,532
Total restaurant operating expenses	5,214,704	3,947,699
Impairment of intangible asset	100,000	-
Depreciation and amortization	422,546	280,955
Preopening expenses	56,362	-
Franchise advertising fund expenses	61,053	139,508
General and administrative expenses	8,576,231	4,244,848
Total Costs and Expenses	14,430,896	8,613,010
Loss from Operations	(9,957,449)	(3,654,005)

Other Expenses:
Other income	27,143	839
Interest expense, net	(115,881)	(1,576,547)
Change in fair value of accrued compensation	(14,000)	-
Inducement expense related to convertible notes	-	(15,102,206)
Warrant modification expense	-	(5,405,770)
Amortization of debt discounts	(38,918)	(2,647,355)
Total Other Expenses, Net	(141,656)	(24,731,039)

Loss Before Income Tax	(10,099,105)	(28,385,044)
Income tax provision	-	-
Net Loss	$(10,099,105)	$(28,385,044)

Net Loss Per Share:
Basic and Diluted	$(1.33)	$(17.58)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	7,579,905	1,614,405

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	5,714,464	$571	$53,339,793	$(53,094,602)	$245,762
Issuance of restricted stock	1,226	-	-	-	-
Common stock issued upon offering on February 12, 2020, net of underwriter’s discount and offering costs of $920,000	1,540,000	154	6,779,846	-	6,780,000
Restricted common stock issued as compensation to executive team upon completion of the initial public offering	216,783	22	1,083,893	-	1,083,915
Common stock issued as compensation to board of directors	35,900	4	149,817	-	149,821
Common stock issued as compensation for services	594,834	60	2,457,983	-	2,458,043
Common stock issued in exchange for accrued interest	51,105	5	357,730	-	357,735
Restricted common stock cancelled by executive team	(216,783)	(22)	(1,083,893)	-	(1,083,915)
Common stock issued as compensation for services as part of settlement	300,000	30	-	-	30
Common stock cancelled by consultant issued for prior services	(300,000)	(30)	-	-	(30)
Offering on September 10, 2020, net of underwriter’s discount and offering cost of $660,000	3,294,118	329	4,939,672	-	4,940,001
Over-allotment exercised on October 27, 2020, net of underwriter’s discount and offering cost of $75,600	494,117	49	764,350	-	764,399
Stock-based compensation:
Restricted common stock	-	-	80,472	-	80,472
Warrants – Issued as compensation for services	-	-	191,000	-	191,000
Warrants – Cancelled by consultant for prior services	-		(191,000)		(191,000)
Options	-	-	118,000	-	118,000
Net loss	-	-	-	(10,099,105)	(10,099,105)

Balance - December 31, 2020	11,725,764	$1,172	$68,987,663	$(63,193,707)	$5,795,128

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	1,489,686	$148	$20,990,373	$(23,833,656)	$(2,843,135)
Cumulative effect of change in accounting principle	-	-	-	(875,902)	(875,902)
Issuance of restricted stock	1,988	1	(1)	-	-
Restricted stock issued as compensation for services	61,426	6	429,994	-	430,000
Beneficial conversion feature - Convertible Notes	-	-	548,020	-	548,020
Warrants issued and recorded as debt discount in connection with convertible notes payable	-	-	548,354	-	548,354
Common stock issued in exchange for interest earned on other notes payable	68,475	7	479,316	-	479,323
Common stock issued in exchange for interest earned on convertible notes payable	15,952	2	111,664	-	111,666
Common stock issued as compensation to board of directors	20,754	1	151,849	-	151,850
Common stock issued as compensation for services	500	-	3,500	-	3,500
Conversion of convertible notes payable into common stock	4,055,683	406	24,589,800	-	24,590,206
Warrant modification	-	-	5,405,770	-	5,405,770
Stock-based compensation
Amortization of restricted common stock	-	-	81,154	-	81,154
Net loss	-	-	-	(28,385,044)	(28,385,044)

Balance - December 31, 2019	5,714,464	$571	$53,339,793	$-53,094,602	$245,762

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(10,099,105)	$(28,385,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422,546	280,955
Stock-based compensation	2,806,336	666,504
Inducement expense related to convertible notes	-	15,102,206
Warrant modification expense	-	5,405,770
Impairment of intangible asset	100,000	-
Amortization of debt discounts	38,918	2,647,355
Change in fair value of compensation	14,000	-
Write off of property and equipment	41,480	-
Bad debt expense	112,715	147,922
Deferred rent	20,521	19,780
Changes in operating assets and liabilities:
Accounts receivable	(56,543)	(103,925)
Inventory	(35,402)	(33,355)
Prepaid expenses and other current assets	7,161	(31,652)
Security deposits and other assets	(92,454)	(5,930)
Accounts payable and accrued expenses	(786,278)	248,209
Deferred revenue	(268,543)	(508,178)
Other current liabilities	(11,225)	45,157
Total Adjustments	2,313,232	23,880,818
Net Cash Used in Operating Activities	(7,785,873)	(4,504,226)

Cash Flows from Investing Activities
Purchases of property and equipment	(781,041)	(1,161,625)
Issuance of loans receivable	-	(60,186)
Cash paid in connection with the acquisition of Midtown	-	(35,116)
Cash paid in connection with the acquisition of Bronx	-	(300,000)
Cash paid in connection with the acquisition of Philadelphia	(75,000)	-
Collections from loans receivable	5,707	35,708
Collections from loans receivable - related party	-	650
Net Cash Used in Investing Activities	(850,334)	(1,520,569)

Cash Flows from Financing Activities
Proceeds from offerings, net of underwriter’s discount and offering costs of $1,580,000	11,720,001	-
Proceeds from over-allotment, net of underwriter’s discount and offering costs of $75,600	764,399	-
Proceeds from PPP loan	866,300	-
Repayments of convertible note payable	(550,000)	(50,000)
Proceeds from other notes payable - related party	-	91,000
Proceeds from convertible notes payable	-	6,373,000
Proceeds from convertible notes payable - related parties	-	100,000
Repayments of convertible notes payable - related party	-	(100,000)
Repayments of other notes payable - related parties	(91,000)	(335,000)
Repayments of other notes payables	(506,415)	(233,193)
Proceeds from other notes payable	150,000	300,000
Net Cash Provided by Financing Activities	12,353,285	6,145,807

Net Increase in Cash	3,717,078	121,012
Cash - Beginning of Period	478,854	357,842
Cash - End of Period	$4,195,932	$478,854

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Years Ended
	December 31,
	2020	2019

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$395,695	$1,093,261

Supplemental disclosures of non-cash investing and financing activities
Beneficial conversion feature	$-	$548,020
Warrants issued in connection with convertible debt	$-	$548,354
Common stock issued in exchange for interest earned on convertible notes payable	$-	$111,666
Issuance of restricted stock	$-	$1
Common stock issued in exchange for interest earned on other notes payable	$-	$479,323
Common stock issued in exchange for accrued interest	$357,735	$9,488,000
Acquisition of Chelsea NY – loans receivables settled as consideration for the acquisition of Chelsea	$68,292	-

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS

Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. MMI was a wholly owned subsidiary of Muscle Maker, Inc (“MMI-Cal”), a California corporation incorporated on December 8, 2014, but the two merged on November 13, 2019 with MMI as the surviving entity. MMI wholly owns Muscle Maker Development, LLC (“MMD”), Muscle Maker Corp, LLC (“MMC”) and Muscle Maker USA, Inc (“Muscle USA”). MMD was formed on July 18, 2017, in the State of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees. MMC was formed on July 18, 2017, in the State of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle USA was formed on March 14, 2019 in the State of Texas for the purpose of opening additional new corporate stores. Muscle Maker Development International. LLC, a directly wholly owned subsidiary, which was formed in Nevada on November 13, 2020 to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.

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

The Company operates under the name Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill and Healthy Joe’s restaurants. As of December 31, 2020, the Company’s restaurant system included sixteen company-owned restaurants, and sixteen franchise restaurants. In addition, the Company built four new locations on university campuses but due to Covid-19 restrictions have not yet opened these locations but incurred expenses during the twelve months ended December 31, 2020. Four of the company-owned restaurants are delivery-only locations. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu and meal plans.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the year ended December 31, 2020. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report.

As a result of the pandemic the Company has limited its operations through limiting hours of operations, reduced its capacity and utilized a delivery only concept as mandated by each state and has temporarily closed five of our Company owned locations during the second quarter of 2020. In addition, the Company opened two new locations at the end of the third quarter on university campuses that were subsequently temporarily closed due to the impact of COVID-19 on students returning to campuses. As of the date of the filing of this report the Company re-opened five of the seven temporarily closed locations and permanently closed two underperforming locations. Commencing in the second quarter of 2020 the Company provided royalty relief to its franchisee locations by deferring half of their royalties earned by the Company through July 2020. The Company has not attempted to collect the deferred royalties as of the date of the filing of this report as we provide time for franchise location to fully recover to pre-pandemic conditions. The executive team deferred a portion of their salaries in 2020 and some members continue to defer salary as of the date of the filing of this report. In addition, various franchisee locations had to take similar actions by temporarily closing their locations and limiting their operations as mandated by each state. As of the date of the filing of this report seven of the franchise locations have permanently closed.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, Continued

Going Concern and Management’s Plans

As of December 31, 2020, the Company had a cash balance, a working capital surplus and an accumulated deficit of $4,195,932, $1,383,568, and $63,193,707, respectively. During the year ended December 31, 2020, the Company incurred a pre-tax net loss of $10,099,105 and net cash used in operations of $7,785,873. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020 or 2019.

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

Furniture and equipment	5 - 7 years
Leasehold improvements	1 – 10.33 years

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Instruments, continued

As of December 31, 2020 and December 31, 2019, the Company did not have any derivative liabilities on its balance sheets.

Revenue Recognition

During the first quarter of 2019, the Company adopted Topic 606 “Revenue from Contracts with Customers” for revenue recognition related to contracts with customers and applied the guidance modified retrospectively. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations. The change between Topic 605 and Topic 606, primarily impacted the way the Company recognized franchise fees. Under Topic 605 franchise fees were recognized upon opening of a restaurant or granting of a new franchise term at a point in time while under Topic 606 franchise fees are recognized on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. The impact of the adoption of Topic 606 resulted in an adjustment of $875,902 in accumulated deficit and deferred revenues as of January 1, 2019.

Impacts on Financial Statements

The following table summarized the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated financial statements:

	December 31, 2018	New Revenue Standard Adjustment	January 1, 2019
Deferred revenues	$907,948	$875,902	$1,783,850
Accumulated deficit	23,833,656	875,902	24,709,588

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $3,672,944 and $3,466,553 during the years ended December 31, 2020 and 2019, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $331,694 and $688,308 during the years ended December 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $277,255 and $390,606 during the years ended December 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $130,501 and $274,030 during the years ended December 31, 2020 and 2019, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recorded in other current liabilities on the consolidated balance sheet. For the years ended December 31, 2020 and 2019, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $61,053 and $139,508, respectively, during the years ended December 31, 2020 and 2019, which are included in franchise advertising fund contributions on the accompanying consolidated statements of operations.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $175,378 and $34,119 for the years ended December 31, 2020 and 2019, are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Share, continued

The following securities are excluded from the calculation of weighted average diluted common shares at December 31, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive:

	December 31,
	2020	2019
Warrants	2,582,857	2,450,287
Options	300,000	4,821
Convertible debt	32,350	95,400
Total potentially dilutive shares	2,915,207	2,550,508

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 87% and 83% of the Company’s purchases for the years ended December 31, 2020 and 2019, respectively.

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

See Note 15 – Equity – Warrant and Options Valuation for details related to accrued compensation liability being fair valued using Level 1 inputs.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements and disclosures.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than a Company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for emerging growth companies for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. This amendment will be effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating ASU 2019-01 and its impact on its consolidated financial statements and financial statement disclosures.

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

The unaudited pro-forma financial information in the table below summarizes the consolidated results of operations of the Company and the Midtown franchisee store as though the acquisition had occurred as of January 1, 2019. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

Pro Forma (Unaudited) For the Year Ended December 31,
2019
Revenues	$5,822,310
Restaurant operating expenses	4,740,650
Total cost and expenses	9,405,961
Loss from Operations	(3,583,651)

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

The unaudited pro-forma financial information in the table below summarizes the consolidated results of operations of the Company and the Bronx franchisee store as though the acquisition had occurred as of January 1, 2019. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

Pro Forma (Unaudited) For the Year Ended December 31,
2019
Revenues	$6,045,035
Restaurant operating expenses	4,912,302
Total cost and expenses	9,577,613
Loss from Operations	(3,532,578)

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – ACQUISITIONS, continued

Chelsea Acquisition

On October 19, 2020, the Company acquired a franchisee store in Chelsea, New York, as a corporate store (the “Chelsea Acquisition”). The purchase price of the store was $68,292, of which $34,146 related to equipment purchased and the remaining $34,146 was attributed to leasehold improvements. The Company agreed to forgive a promissory note in the amount of $68,292 that was owed from the franchisee in exchange for the purchase of the location. In addition, the Company became obligated for payments pursuant to a five-year lease, exclusive of options to renew. Monthly rent payments pursuant to this lease agreement range from $11,000 to $16,105 with a straight line rent expense of $13,431 per month.

The unaudited pro-forma financial information in the table below summarizes the consolidated results of operations of the Company and the Chelsea franchisee store as though the acquisition had occurred as of January 1, 2019. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (Unaudited) For the Years Ended December 31,
	2020	2019
Revenues	$4,723,815	$6,099,929
Restaurant operating expenses	5,440,040	4,974,531
Total cost and expenses	14,650,196	9,639,842
Loss from Operations	(9,926,382)	(3,539,913)

Philadelphia Acquisition

On November 2, 2020, the Company acquired a franchisee store in Philadelphia, Pennsylvania, as a corporate store (the “Philadelphia Acquisition”). The purchase price of the store was $250,000, of which $125,000 related to equipment purchased and the remaining $125,000 relates to leasehold improvements. The Company paid cash of $75,000 to the seller on the closing date and agreed to a $175,000 7% promissory note over the next sixty months with the first payment being due and payable on December 2, 2020. As part of the acquisition the Company agreed to a lease assignment and assumed the remaining commitment under the lease upon the closing date.

The unaudited pro-forma financial information in the table below summarizes the combined results of operations of the Company and the Philadelphia franchisee store as though the acquisition had occurred as of January 1, 2019. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (Unaudited) For the Years Ended December 31,
	2020	2019
Revenues	$4,877,003	$5,571,792
Restaurant operating expenses	5,548,238	4,499,207
Total cost and expenses	14,758,430	9,164,518
Loss from Operations	(9,881,427)	(3,592,726)

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - LOANS RECEIVABLE

At December 31, 2020 and 2019, the Company’s loans receivable consists of the following:

	December 31,	December 31,
	2020	2019
Loans receivable, net	$3,390	$137,389
Less: current portion	(2,394)	(38,712)
Loans receivable, non-current	$996	$98,677

During August 2019, the company advanced money to a former franchisee and issued a loan receivable in the amount of $60,186. The loan is payable in 120 monthly payments consisting of principal and interest of 12%, with the payments commencing as of December 1, 2019.

Loans receivable includes loans to franchisees totaling, in the aggregate, $3,390 and $137,389, net of reserves for uncollectible loans of $106,900 and $55,000 at December 31, 2020 and December 31, 2019. The loans have original terms ranging up to 10 years, earn interest at rates ranging from 2% to 12%, and are being repaid on a weekly or monthly basis.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2020, and 2019, property and equipment consist of the following:

	December 31, 2020	December 31, 2019

Furniture and equipment	$1,143,320	$617,712
Leasehold improvements	1,940,907	1,518,293
	3,084,227	2,136,005
Less: accumulated depreciation and amortization	(741,504)	(489,126)
Property and equipment, net	$2,342,723	$1,646,879

Depreciation expense amounted to $362,009 and $134,712 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company wrote off property and equipment with an original cost value of $151,111 related to a closed location and a future location that was terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $41,480 after accumulated depreciation of $109,631 in the consolidated statement of operations.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements which are amortized over useful lives of thirteen years.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Total
Intangible assets, net at December 31, 2018	$2,524,000	$578,621	$3,102,621
Amortization expense	-	(63,806)	(63,806)
Intangible assets, net at December 31, 2019	2,524,000	$514,815	$3,038,815
Amortization expense	-	(60,537)	(60,537)
Impairment of intangible asset	-	(100,000)	(100,000)
Intangible assets, net at December 31, 2020	$2,524,000	$354,278	$2,878,278

Weighted average remaining amortization period at December 31, 2020 (in years)		7.1

Amortization expense related to intangible assets was $60,537 and $63,806 for the years ended December 31, 2020 and 2019, respectively.

The Company sustained operating and cash flow losses from inception which formed a basis for performing an impairment test of its Intangible Assets. The Company performed a recoverability test on the franchise agreements based on its projected future undiscounted cashflows. As a result of a failed recoverability test the Company proceeded to measure the fair value of those assets based on the future discounted cash flows and recorded an impairment charge in the amount of $100,000 during the year ended December 31, 2020. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and royalty payments. These forecasts were based on actual revenues and take into account recent developments as well as the Company’s plans and intentions.

The estimated future amortization expense is as follows:

For the Year Ended December 31,	Franchise Agreements
2021	$50,140
2022	50,140
2023	50,140
2024	50,140
2025	50,140
Thereafter	103,441
$354,141

As of December 31, 2020 and 2019, the Company performed the annual assessment for goodwill and determined that there was no impairment of Goodwill.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Accounts payable	$692,966	$857,846
Accrued payroll	78,667	139,320
Accrued professional fees	224,028	329,826
Accrued board members fees	36,697	59,864
Accrued rent expense	171,266	269,644
Sales taxes payable (1)	231,177	329,089
Accrued interest	25,222	520,682
Accrued interest, related parties	-	79,523
Other accrued expenses	40,912	45,154
	$1,500,935	$2,630,948

(1)	See Note 14 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

NOTE 9 – CONVERTIBLE NOTE PAYABLE TO FORMER PARENT

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

The Company had an aggregate gross amount of $82,458, as of December 31, 2020 and 2019, respectively, in convertible notes payable to Former Parent outstanding.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 –NOTES PAYABLE

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

The Investors may elect to convert all or part of the 15% Notes, plus accrued interest, at any time into shares of common stock of the Company at a conversion price of $7.00 (the “Fixed Conversion Price”); provided, however, in the event the per share price of a public offering multiplied by twenty-five percent (25%), as amended on April 10, 2019, at the time of the listing of the shares of common stock on an exchange (the “Listing Event”) is less than $7.00 (the “Discounted Public Offering Price”) then the conversion price shall be reset to equal the Discounted Public Offering Price. In the event the Investors are required to execute a Lock Up Agreement concurrent with a public offering at the time of the Listing Event, then the Fixed Conversion Price shall be $5.25 and the Discounted Public Offering Price shall be the public offering multiplied by seventeen and a half percent (17.50%), as amended on April 10, 2019, at the time of the Listing Event. Upon the occurrence of a Listing Event or the sale or license of all or substantially all of the Company’s assets (a “Liquidity Event”), the entire unpaid and outstanding principal amount and any accrued interest thereon under this Note shall automatically convert in whole without any further action by the Holder.

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

NOTE 10 –NOTES PAYABLE, continued

15% Senior Secured Convertible Promissory Notes, continued

On December 5, 2019, an aggregate of $4,343,000 SPA Notes, were amended and converted, into 2,171,500 shares of our common stock with an amended conversion price of $2.00. In addition, per the amendments the Company modified the Original Warrants issued of 303,071 with an exercise price of $8.40 to warrants to acquire an aggregate of 1,085,750 shares of common stock of the Company with an exercise price of $2.40.

On December 5, 2019, a $345,000 SPA Note, was amended and converted, into 138,000 shares of our common stock with an amended conversion price of $2.50. In addition, per the amendments the Company modified the Original Warrants issued of 24,643 with an exercise price of $8.40 to warrants to acquire an aggregate of 69,000 shares of common stock of the Company with an exercise price of $3.00.

During the year ended December 31, 2020, the Company repaid an aggregate of $450,000 in 15% senior secured convertible promissory notes.

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

NOTE 10 –NOTES PAYABLE, continued

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

During the year ended December 31, 2020, the Company repaid the $75,000 12% secured convertible promissory note.

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

On December 5, 2019, an aggregate of $1,375,000 of our original other covertible notes, were amended and converted, into 392,850 shares of our common stock with an amended conversion price of $3.50. In addition, per the amendments the Company modified the original warrants issued of 10,713 with an exercise price of $65.31 to warrants to acquire an aggregate of 200,000 shares of common stock of the Company with an exercise price of $3.50.

During the year ended December 31, 2019, as discussed throughout this footnote, various convertible notes were amended and the note holders were induced to convert their notes and the Company incurred inducement expense related to the convertible notes of $15,102,206. The modification was a one time event that only applied to holders willing to convert and therefore was recorded as inducement expense.

During the year ended December 31, 2019, as discussed throughout this footnote, various warrants terms where modified. As a result, the Company recorded warrant modification expense of $5,405,770. In applying the Black-Scholes option pricing model to value the warrants that where modified, the Company used the following assumptions:

For the Year Ended
December 31,
2019
Risk free interest rate	1.55 – 1.62%
Expected term (years)	0.28 – 4.79
Expected volatility	46.69- 52.54%
Expected dividends	0.00%

In accordance with ASC 470-20 “Debt with Conversion and other Options”, the intrinsic value related to the convertible notes results in a beneficial conversion feature which is recorded as a debt discount with a corresponding credit to additional paid in capital. The relative fair value of the warrants at the date of grant is also recorded as a debt discount. As of December 31, 2019, the Company has aggregate debt discounts on the convertible notes and convertible notes, related parties of $38,918 and $0, net of amortization expenses, related to the warrants and the beneficial conversion feature, respectively. For the year ended December 31, 2019, the Company recorded aggregate debt discounts of $548,354 and $548,020, related to the warrants and the beneficial conversion feature, respectively, on the convertible notes, which were amortized over the expected terms of the respective notes.

During the year ended December 31, 2020, the Company repaid a $25,000 other convertible note payable.

As of December 31, 2020 and 2019, the Company has another convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 14 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 other convertible note payable.

 MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 –NOTES PAYABLE, continued

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

On May 14, 2019, the Company issued a $91,000 promissory note to a related party. The note has a stated interest rate of 15% over the original term of one year with monthly interest payments. The note becomes due in one year or the first day the Company trades publicly on an exchange. The note has been repaid during the year ended December 31, 2020.

On October 10, 2019, the Company issued a note payable in connection with the acquisition of the franchisee location in the amount of $300,000. The note has a stated interest rate of 8% with monthly payments payable over 5 years. See Note 4 – Acquisitions – Bronx Acquisition for details regarding a note payable.

During December 2019, the Company issued a note payable in the principal amount of $300,000. The note has an original issue discount of 20%. The note becomes due in full on or before February 21, 2020. The note has been repaid during the year ended December 31, 2020.

On February 3, 2020, the Company issued a note payable in the principal amount of $150,000. The note has an original issue discount of 20%. The note become due in full on or before February 21, 2020. The note has been repaid during the year ended December 31, 2020.

On May 9, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The current term of the PPP Loan is two years with a maturity date of May 9, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first ten months of the term of the PPP Loan if the Company did not apply for forgiveness on the PPP Loan. Since the Company applied for loan forgiveness during the first ten months of the term, payments are deferred until the U.S. Small Business Administration determines the Company’s loan forgiveness amount. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company believes that it has been using the proceeds of the PPP Loan, for Qualifying Expenses. As of the date of filing this report the Company submitted their application for forgiveness of the PPP Loan. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 –NOTES PAYABLE, continued

As of December 31, 2020, the Company had an aggregate gross amount of $182,458 in convertible notes payable outstanding, (net of debt discount in the amount of $0 and a net balance of $182,458 included within convertible notes payable, net of debt discount). As of December 31, 2019, the Company had an aggregate gross amount of $732,458 in convertible notes payable outstanding (net of debt discount in the amount of $38,918 with a net balance of $693,540 included within convertible notes payable, net of debt discount).

As of December 31, 2020, the Company had an aggregate amount of $1,276,692 and $0 in other notes payable and other notes payable, related party, respectively. As of December 31, 2019, the Company had an aggregate amount of $591,807 and $91,000 in other notes payable and other notes payable, related party , respectively.

The maturities of other notes payable as of December 31, 2020, are as follows:

Principal
Repayments due as of	Amount
12/31/2021	$701,552
12/31/2022	341,635
12/31/2023	100,466
12/31/2024	96,223
12/31/2025	36,816
$1,276,692

 NOTE 11 – DEFERRED REVENUE

At December 31, 2020 and 2019, deferred revenue consists of the following:

	December 31, 2020	December 31, 2019
Franchise fees	$983,958	$1,210,719
Unearned vendor rebates	23,171	64,953
Less: Unearned vendor rebates, current	(23,171)	(64,953)
Less: Franchise fees, current	(39,687)	(57,744)
Deferred revenues, non-current	$944,271	$1,152,975

Deferred revenue of $277,255 at December 31, 2019 was recognized in revenue in 2020 within franchise royalties and fees on the consolidated statement of operations. Deferred revenue of $39,687 at December 31, 2020 is expected to be recognized during 2021.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, 2020	December 31, 2019
Gift card liability	$91,034	$88,673
Co-op advertising fund liability	299,490	298,662
Advertising fund liability	250,894	265,308
	$641,418	$652,643

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2020 and 2019 are presented below:

	For the Years Ended
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$7,692,505	$4,792,519
Stock-based compensation	289,758	267,226
Accounts receivables allowance	22,932	21,000
Accruals	16,266	48,502
Intangible assets	269,562	357,188
Property and equipment	10,292	2,858
Deferred Rent	5,746	-
Deferred revenues	267,996	356,992
Gross deferred tax asset	8,575,057	5,846,285

Deferred tax liabilities:
Beneficial conversion feature	-	(10,897)
Deferred Rent	-	(260)

Gross deferred tax liabilities	-	(11,157)

Net deferred tax assets	8,575,057	5,835,128

Valuation allowance	(8,575,057)	(5,835,128)

Net deferred tax assets, net of valuation allowance	$-	$-

The income tax (provision) benefit for the periods shown consist of the following:

	For the Years Ended
	December 31,
	2020	2019
Federal:
Current	$-	$-
Deferred	2,054,947	1,995,774
State and local:
Current	-	-
Deferred	684,982	665,258
	2,739,929	2,661,032
Change in valuation allowance	(2,739,929)	(2,661,032)
Income tax (provision) benefit	$-	$-

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 – INCOME TAXES, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	For the Years Ended
	December 31,
	2020	2019

Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	7.0%	7.0%
Permanent differences	(0.0)%	(20.6)%
Income passed through to non-controlling interests	(0.0)%	(0.0)%
Other	(0.4)%	(1.2)%
Change in valuation allowance	(27.6)%	(6.2)%

Effective income tax rate	0.0%	0.0%

The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Nevada, California, New Jersey, Texas, New York State and New York City. The Company’s tax returns filed for the years ending December 31, 2019, 2018, 2017 and 2016 remain subject to examination.

The Company is in the process of amending its U.S. Federal and State tax returns for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. As a result of the Company amending its Federal and State tax returns, the Company cannot, with certainty, determine the exact Federal and State NOLs available as of December 31, 2020. The Company estimates that upon completing the filing of the amended returns and the returns for year-end December 31, 2020 that the Company would have approximately $27.5 million of Federal and State NOLs available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire from 2031 to 2037 for federal and state purposes. Approximately $100,000 of NOL expired during year end December 31, 2020 and approximately $36,000 is projected to expire during year end December 31, 2021.

In accordance with Section 382 of the Internal Revenue Code, the utilization of the Company’s net operating loss carryforwards could be subject to annual limitations if there has been greater than 50% ownership change. As such, the Company completed a Section 382 analysis and determined that none of its net operating losses would be limited as of December 31, 2020.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The leases are subject to certain annual escalations as defined in the agreements. The Company recognizes rent on a straight-line basis. The cumulative difference between the rent payments and the rent expense since the inception of the leases was $99,859 at December 31, 2020.

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

On August 22, 2019, the Company entered into a sublease with sublandlord, in connection with the acquisition of the Midtown location, for a lease with a term ending on August 31, 2022. The Company may terminate this sublease with the sublandlord with 30-day notice. The lease calls for annual base rent during the remaining term ranging between $10,448 an $11,417.

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

Due to the economic effect of COVID-19 the Company made the decision to close one of their Company owned stores permanently during the third quarter of 2020. As a result, the Company was able to negotiate a sublease on October 29, 2020, for the remainder of the lease term in which the subtenant agreed to make lease payments to the Company until the lease terminates on February 28, 2021.

On October 19, 2020, the Company entered into a lease agreement for five years with a landlord in connection with the acquisition of the Chelsea location. The lease calls for an annual base rent of $11,000 per month for the first twelve months, with annual nine percent rent increase thereafter. The lease has the option of two five-year extensions with an annual three percent rent increase.

On November 2, 2020 the Company agreed to a lease assignment for the remaining term of a five years with a landlord, that was entered into on January 1, 2020, in connection with the acquisition of the Philadelphia location. The lease calls for an annual base rent of $43,992 per month. The lease has the option of one five-year extensions with an annual base rent of $48,396 per month.

The Company has recorded security deposits, totaling, in the aggregate, approximately $131,790 and $37,000 as of December 31, 2020 and 2019, respectively.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Operating Leases, continued

Future aggregate minimum lease payments for these leases and others as of December 31, 2020 are:

Future Minimum Lease Payments

2021	$595,788
2022	569,724
2023	484,442
2024	485,351
2025	345,804
Thereafter	274,190
$2,755,299

Total rent expense was $726,242 and $467,106 for the years ended December 31, 2020 and 2019, respectively. Of which $691,986 is recognized as rent expense under operating costs and expenses on the consolidated statement of operations and the remaining $34,256 is recognized within general and administrative expenses on the consolidated statement of operations. Included within rent expense for the year ended December 31,2020, under operating cost and expense on the consolidated statement of operation is monthly license fees of approximately $78,000 incurred in connection with our delivery only kitchens.

Employment Agreements

On September 26, 2018, the Company rehired Ferdinand Groenewald as Chief Financial Officer of the Company and entered into an Employment Agreement with Mr. Groenewald. Pursuant to the agreement, Mr. Groenewald will be employed as Chief Financial Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Groenewald will be entitled to a base salary at the annualized rate of $150,000 and will be eligible for a discretionary performance cash bonuses which will include $10,000 upon completion of the audit for the year ended December 31, 2017 and $25,000 and up to 1,428 shares of common stock upon completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”), which may be increased to 3,571 in the event $5 million is raised. Mr. Groenewald’s salary will increase to $175,000 upon closing of the Public Offering. Mr. Groenewald is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees. Mr. Groenewald was paid a discretionary performance cash and equity bonuses including cash of $25,000 and 19,285 shares upon completion of the Public Offering. On August 11, 2020, Mr. Groenewald agreed to cancel 19,285 shares of the Company’s common stock previously issued and waved all rights to the equity compensation provided under his employment agreement.

On September 26, 2018, the Company appointed Kenneth Miller as Chief Operating Officer of the Company and entered into an Employment Agreement with Mr. Miller. Pursuant to the agreement, Mr. Miller will be employed as Chief Operating Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Miller will be entitled to a base salary at the annualized rate of $200,000, which will be increased to $275,000 upon successful closing of the Public Offering. Mr. Miller was issued 14,285 shares of the Company’s common stock upon closing of the Public Offering. In addition, Mr. Miller was paid a discretionary performance cash and equity bonuses including cash of $50,000 and 17,857 shares of common stock upon completion of the Public Offering. Mr. Miller is also eligible to participate in employee benefits plans as we may institute from time to time that are available for full-time employees. On August 11, 2020, Mr. Miller agreed to cancel 32,142 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

On October 26, 2018, the Company entered into an Employment Agreement with Michael Roper, which replaced his employment agreement from May 2018. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon listing the Company on a national exchange and raising $3,000,000 (the “Public Offering”). During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $250,000, which was increased to $275,000 upon achieving various milestones required by the Investors that participated in the September 2018 Offering and will be increased to $350,000 upon the Company completing the Public Offering. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity, provided, however, no cash bonus will be paid until the closing of the Public Offering. Mr. Roper was paid a $100,000 bonus upon closing of the Public Offering. Mr. Roper was also issued 14,285 shares of our common stock upon the closing of the Public Offering. In addition, pursuant to board approval on June 29, 2019, Mr. Roper was issued 35,714 shares of our restricted common stock awards upon closing of the Public Offering. In addition, upon the closing of the Public Offering Mr. Roper received 14,285 shares of common stock pursuant to his employment agreement. Mr. Roper was issued an additional 35,714 pursuant to his employment agreement upon the closing of the Public Offering of at least $5 million. Mr. Roper’s common stock was issued on February 18, 2020 and his bonus was paid, subsequent to completing our Public Offering. On August 11, 2020, Mr. Roper agreed to cancel 100,000 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement.

On October 26, 2018, the Company entered into an Employment Agreement with Kevin Mohan. Pursuant to the Employment Agreement, Mr. Mohan will be engaged as Chief Investment Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the Public Offering. During the term of the Employment Agreement, Mr. Mohan will be entitled to a base salary at the annualized rate of $156,000, which will be increased to $175,000 upon the Public Offering. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash following the closing of the Public Offering. Mr. Mohan was paid $50,000 bonus upon closing of the Public Offering. Mr. Mohan was also issued 28,571 shares of our common stock upon the closing of the Public Offering. In addition, pursuant to board approval on June 29, 2019, Mr. Mohan was issued 35,714 shares of our restricted common stock awards upon closing of the Public Offering. Mr. Mohan’s common stock was issued on February 18, 2020 and his bonus was paid, subsequent to completing our Public Offering. On August 11, 2020, Mr. Mohan agreed to cancel 64,285 shares of common stock previously issued to him and waived all rights to equity compensation provided under his employment agreement.

On May 5, 2019, the Company entered into an Employment Agreement with Rodney Silva. Pursuant to the Employment Agreement, Mr. Silva will be engaged as Vice President of Brand Development/Franchise Sales of the Company for a period of eighteen months unless earlier terminated pursuant to the terms of the agreement. The Employment Agreement will be automatically extended upon the Public Offering. During the term of the Employment Agreement, Mr. Silva will be entitled to a base salary at the annualized rate of $150,000. Mr. Silva will be eligible for a discretionary performance bonus to be paid in cash following the closing of the Public Offering. Mr. Silva is also eligible to participate in employee benefits plans as the Company may institute from time to time that are available for full-time employees.

On May 6, 2019, the Company appointed Aimee Infante as Chief Marketing Officer of the Company and entered into an Employment Agreement with Ms. Infante. Pursuant to the Employment Agreement, Ms. Infante will be employed as Chief Marketing Officer of the Company for a period of two years unless earlier terminated pursuant to the terms of the Employment Agreement. During the term of the Employment Agreement, Ms. Infante will be entitled to a base salary at the annualized rate of $125,000, which will be increased to $150,000 upon the completion of a public offering of not less than $3 million together with listing on a national exchange (the “Public Offering”). Following the closing of the Public Offering, Ms. Infante receive a one-time $10,000 cash bonus and will be entitled to an annual cash bonus based on 25% of her base salary subject to satisfying specific written criteria.

See Note 15 – Equity – Restricted Common Stock for details related the restricted stock issuance.

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

 NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

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

During July 2019, the Company entered into a Consulting Agreement with a consultant with a background in menu and recipe development to develop a new menu and recipes for a new healthy restaurant concept called Healthy Joe’s. The Company will issue an aggregate of 1,642 shares of common stock as payment pursuant to the terms of the agreement and reimburse the consultant for any out-of-pocket expenses in connection with the services provided pursuant to the agreement. As of December 31, 2020, the Company issued 500 shares to the consultant pursuant to the agreement.

On February 18, 2020, the Company entered into a professional services agreement with a company to provide advice on business development of food stores and delivery kitchen operations. In addition, they will review and advise the Company on potential acquisition targets, including financial analytics for post-merger entities and provide assistance in preparing pro-forma financial information. The term of the agreement commences from the effective date on February 18, 2020 and expires on February 18, 2021. Pursuant to the terms of the agreement, the Company agreed to issue 300,000 shares of the Company’s common stock and 100,000 three-year cashless warrants with an exercise price of $5.00 per share upon signing of the agreement as payment. The grant date fair value of the warrants of $191,000 was recorded in general and administrative expense as stock-based compensation. The Company rescinded the issuance of 100,000 warrants and 300,000 shares of the Company’s common stock in July 2020 that were issued in the first quarter of 2020, pursuant to a consulting agreement. Although the shares were duly authorized and validly issued, the Company rescinded the stock and warrants as it did not have the required amount of equity authorized under its 2019 Incentive Stock Plan. Following the rescission of the warrants and shares of common stock, the consultant threatened to commence legal proceedings against the Company and demanded the Company to re-issue the 300,000 shares of common stock and 100,000 warrants and to provide the Consultant registration rights. In order to settle and avoid the time commitment and expense associated with potential litigation, the Company and the Consultant entered into a Settlement Agreement (“Settlement Agreement”) on August 11, 2020 whereby the Company agreed to issue 300,000 shares of common stock within 5 five days of entering into the Settlement Agreement. These shares are not subject to any equity plan. The Company agreed to register the shares of common stock in consideration of a release by the Consultant. In addition, as part of the Settlement Agreement the Company issued 100,000 stock options upon the approval of the 2020 Equity Incentive Plan with a grant date fair value of $187,000. See Note 15 – Equity – Options for more details related to the issuance of the stock options.

On February 24, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for two months from the effective date on February 27, 2020 and expires on April 27, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $215,000 in cash and to issue 10,000 shares of the Company’s common stock. In the event the Company elects to not extend the term of the agreement, it is to notify the consultants within five days of the conclusion of the 60-day term. The Company did not extend the term of the original agreement. As of December 31, 2020, the company issued the 10,000 shares of common stock and paid the $215,000 in cash pursuant to the terms of the agreement.

On April 8, 2020, the Company entered into a professional service agreement with a consultant to provide advice on investor outreach and institutional engagements. The Consultants will also provide continuous market insight and interpret our trading activity. The term of the agreement commenced from the execution date and ends on April 1, 2021. Pursuant to the terms, the Company agreed to pay the consultant in the form of non-qualified stock options to acquire 200,000 shares of the Company’s common stock, exercisable at $2.50 per share for a period of one year. The Options are fully vested upon the signing of this agreement. In addition, the option is callable by the Company in the event the market price of its shares close above $3.50 per share for five consecutive dates upon which the consultant will have three days to elect to exercise or forfeit the options. The Company has not issued the options pursuant to the original terms of the agreement and on August 11, 2020, the Company and the consultant entered into an amendment and agreed that the 200,000 non-qualified stock options shall be issued upon the Company’s shareholders approval of its 2020 Incentive Stock Plan. As of December 31, 2020 as part of the Settlement Agreement the Company issued the 200,000 stock options upon the approval of the 2020 Equity Incentive Plan with a grant date fair value of $60,000. See Note 15 – Equity – Options for more details related to the issuance of the stock options.

On July 28, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for one month from the effective date on July 28, 2020 and expires on August 28, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $253,500 in cash and to issue 15,000 shares of the Company’s common stock. As of December 31, 2020, the Company issued the 15,000 shares of common stock and paid the $253,500 in cash pursuant to the terms of the agreement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

 NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

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

The Company issued shares of common stock upon the occurrence of the public offering and up listing on a national exchange as follows, which was prorated for a partial year: (i) directors that served as directors during the year ended December 31, 2017 each received 714 shares of common stock, (ii) directors that served as directors during the year ended December 31, 2018 each received 1,428 shares of common stock and (iii) directors that served as directors during the year ended December 31, 2019 each received 1,428 shares of common stock.

The directors did not received compensation for services prior to the Company being up listed on a national exchange, the Company agreed to provide equity in lieu of cash compensation and equity compensation for services rendered during 2017, 2018 and 2019. For past director services in lieu of cash unpaid to date: (i) directors that served as directors during the year ended December 31, 2017 each received shares of common stock valued at $4,500 priced at the price per share of the Company’s public offering in connection with its uplisting (the “Uplisting Offering”), (ii) directors that served as directors during the year ended December 31, 2018 each received shares of common stock valued at $9,000, which was prorated for a partial year of service, and priced at the price per share of the Uplisting Offering and (iii) directors that served as directors during the year ended December 31, 2019 through the date of the Uplisting Offering each received shares of common stock valued at $9,000, which was prorated for a partial year of service, priced at the price per share of the Uplisting Offering.

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

On November 10, 2020 the Company authorized the issuance of an aggregate of 5,944 shares of common stock to the members of the board of directors as compensation earned for the second and third quarter of 2020

On December 4, 2020, the board of directors approved a new board compensation plan that would compensate the board members for their deferred compensation for the fourth quarter 2020 through the third quarter of 2021. The board members are eligible for cash compensation of $12,000 per year to be paid quarterly within 30 days of the close of each quarter.

In addition, on an ongoing basis pursuant to the approved board compensation plan each director will receive $8,000 in value of common stock per year for service as director, $6,000 in value of shares of common stock per year for service on each committee and $4,000 in value of shares of common stock per year for service as chair for such committee. The number of shares to be issued would be based upon the closing price of the last trading date of each calendar quarter. The shares of common stock for committee service will be limited to two committees.

As of December 31, 2020, the Company accrued a total of $36,697 related to board compensation.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2018 and 2019. The Company had accrued for approximate $231,177 and $329,089, which includes interest as of December 31, 2020 and December 31, 2019 related to this matter.

Litigations, Claims and Assessments

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of December 31, 2020, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $23,056 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of December 31, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of December 31, 2020, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of December 31, 2020, the Company has accrued for the liability in accounts payable and accrued expenses.

In March 2021, the Company participated in a mediation concerning an investor who invested with American Restaurant Holdings, Inc and/or American Restaurants, LLC, our former parent company, from 2013 through 2015 in the total amount of $531,250. The Company does not believe the dispute concerns Muscle Maker, Inc. and intends to defend itself vigorously if the matter is not settled. As of the filing of this report, the company has not accrued for any potential liability pending the outcome of continued mediation.

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

Kitchen Service Agreement

On February 26, 2020, the Company entered into a Kitchen Services Agreement with a major delivery-only kitchen concept. The Kitchen Services Agreement provides for ten locations in total with four initial locations starting in the Chicago market, two locations in the Philadelphia market, one location in the Providence market, two locations in the Miami market and one location in the New York market. The Kitchen Services Agreement provide the Company with access to the delivery-only locations for a one-year term with an automatic one-year renewal unless terminated by either party. The delivery-only locations are set up for third party delivery and provide that the Company must pay monthly license fees, processing service fees and storage service fees. The monthly license fees for the locations range from $3,000 to $6,000. The monthly license fees become due 14 days after the Company is granted access to the location. As of the date of filing this report the Company has opened seven of the ten locations with the Miami and New York locations anticipated to be opened in 2021.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – EQUITY

Authorized Capital

On October 27, 2020, the shareholders approved to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock from 14,285,714 to 25,000,000 shares of $0.0001 par value share common stock. As of December 31, 2020, the Company was authorized to issue 25,000,000 shares of $0.0001 par value per share common stock. The holders of the Company’s common stock are entitled to one vote per share.

Stock Option and Stock Issuance Plan

2019 Plan

The Company’s board of directors and shareholders approved and adopted on October 28, 2019 the 2019 Equity Incentive Plan (“2019 Plan”), effective on October 28, 2019 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, , stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2019 Plan, the Company reserved 214,286 shares of common stock for issuance. As of the date of the issuance of these consolidated financial statements 188,527 shares have been issued under the 2019 Plan. Upon the adoption of our 2020 Equity Incentive Plan, we will no longer issue awards under the 2019 Plan, but any existing awards granted to our management team and Board of Directors will remain outstanding under the 2019 Plan.

2020 Plan

The Company’s board of directors and shareholders approved and adopted on September 16, 2020 the 2020 Equity Incentive Plan (“2020 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2020 Plan, the Company reserved 1,750,000 shares of common stock for issuance. As of the date of the issuance of these consolidated financial statements 178,333 shares have been issued under the 2020 Plan.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – EQUITY, continued

Common Stock Issuances

See Note 10 – Notes Payable – 15% Senior Secured Convertible Promissory Notes, 12% Secured Convertible Notes, and Other Convertible for details related to stock issuances in connection with conversions of notes for the year ended December 31, 2019.

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

On November 5, 2020, the Company issued 53,763 shares of common stock of the Company to a consultant with a fair value of $100,000.

On November 30, 2020, the Company issued 82,500 shares of common stock of the Company to a consultant with a fair value of $176,138.

See Note 14 – Commitments and Contingencies – Consulting Agreements and Board Compensation for details related to additional stock issuances for the year ended December 31, 2020 and 2019. See Note 15 – Equity – Closing of Offerings for shares issued in the offerings and over-allotment.

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

On September 10, 2020, the Company priced its public offering (“September Offering”) of 3,294,118 shares of common stock at a price of $1.70 per share. The Company closed on the September Offering on September 15, 2020, yielding net proceeds of $4,940,001, net of underwriters and other fees of $660,000. Upon closing of the September Offering the Company issued 263,529 warrants to the underwriters as part of their agreement. Pursuant to the underwriting agreement for the September Offering the Company granted the underwriters an option to exercise for 45 days, to purchase up to an additional 494,177 shares of common stock to cover the over-allotment. On October 27, 2020, the Company closed on the over-allotment yielding proceeds of $764,399, net of underwrites and other fees of $75,600 and the Company issued the 494,177 shares of common stock.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – EQUITY, continued

Warrant and Option Valuation

The Company has computed the fair value of warrants granted and options accrued for as accrued compensation expense using the Black-Scholes option pricing model. The expected term used for warrants and options issued to non-employees is the contractual life. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected term of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The options accrued for in accrued compensation expense had a grant date fair value of $46,000 on April 8, 2020. The Company recorded a mark to market fair value adjustment of $14,000 on the statement of operations during the years ended December 31, 2020. The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions: expected volatility of 66.77-112.17%, risk-free rate of 0.12-0.23%, expected term of 0.34 -1 year, expected dividends of 0%, and stock price of $1.42 – 2.71. See Note 15 – Equity – Options for the issuance of the stock option during the fourth quarter of 2020.

Restricted Common Stock

During the year ended December 31, 2019, the Company issued an aggregate of 61,426 restricted common stock of the Company to consultants with an aggregate fair value of $430,000.

On February 18, 2020, the Company issued an aggregate of 216,783 shares of restricted common stock of the Company, with an aggregate value fair value of $1,083,915, to the executive team pursuant to their employment agreements as part of completing the initial public offering. On August 11, 2020, the executive team entered into an agreement individually with the Company to cancel an aggregate of 216,783 vested shares of restricted common stock of the Company previously issued in the first quarter of 2020 and acknowledge that no further compensation is due under their employment agreements during the quarter ended September 30, 2020. As a result of the cancelled restricted common stock, the Company reversed $1,083,893 in stock-based compensation during the quarter ended September 30, 2020, that was originally recorded during the three months ended March 31, 2020, within general and administrative expenses related to the cancelled shares in the unaudited consolidated statement of operations.

At December 31, 2020, the unamortized value of the restricted common stock was $426. The unamortized amount will be expensed over a weighted average period of 0.003 years. A summary of the activity related to the restricted common stock for the years ended December 31, 2020 and December 31, 2019 is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2018	6,063	44.38
Granted	61,426	7.00
Forfeited	(1,649)	65.33
Vested	(63,414)	8.83
Outstanding at December 31, 2019	2,426	65.33
Granted	216,783	5.00
Forfeited	-	-
Vested	(218,009)	5.34
Outstanding at December 31, 2020	1,200	$65.33

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – EQUITY, continued

Options

A summary of option activity during the years ended December 31, 2020 and 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Options	Price	In Years
Outstanding, December 31, 2018	33,750	$9.33	1.6
Issued	-	-
Exercised	-	-
Outstanding, December 31, 2019	33,750	$9.33	0.6
Issued	300,000	2.15
Exercised	-	-
Forfeited	(33,750)	9.33
Outstanding, December 31, 2020	300,000	$2.15	1.8

Exercisable, December 31, 2020	300,000	$2.15	1.8

On November 27, 2020, the Company issued an aggregate of 300,000 fully vested stock options to consultants with an aggregate fair value of $118,000. See Note 14 – Commitments and Contingencies – Consulting Agreements for details related to the stock options issued for the year ended December 31, 2020.

The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

For the Year Ended
December 31,
2020
Risk free interest rate	0.10 – 0.23%
Expected term (years)	0.34 - 5.00
Expected volatility	66.77- 112.17%
Expected dividends	0.00%

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Warrants

A summary of warrants activity during the years ended December 31, 2020 and 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2018	312,078	$23.66	3.3
Issued	2,138,209	4.88
Exercised	-	-
Outstanding, December 31, 2019	2,450,287	$5.51	3.7
Issued	486,729	3.65
Exercised	-	-
Forfeited	(354,159)	6.74
Outstanding, December 31, 2020	2,582,857	$4.08	3.3

Exercisable, December 31, 2020	2,582,857	$4.08	3.3

The grant date fair value of warrants granted during the years ended December 31, 2020 and 2019 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on warrants. Due to the lack of historical information, the Company determined the expected term of its warrant awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2020	2019
Risk free interest rate	1.37%	1.55 – 2.62%
Expected term (years)	3.00	0.28 - 5.00
Expected volatility	55.33%	46.69- 88.10%
Expected dividends	0.00%	0.00%

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and options issued to consultants amounted to $2,806,336 and $666,504 for the years ended December 31, 2020 and 2019, respectively, of which $2,803,716 and $663,804, respectively, was recorded in general and administrative expenses and $2,620 and $2,700, respectively, was recorded in labor expense within restaurant operating expenses.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to December 31, 2020 and through the date of the issuance of these consolidated financial statements, the Company opened one additional company-owned restaurant.

Common Stock

On February 3, 2021, the Company issued an aggregate of 20,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $42,600.

On February 3, 2021, the Company issued an aggregate of 16,126 shares of common stock of the Company to the members of the board of directors as compensation earned through the end of the fourth quarter of 2020.

On February 11, 2021, the Company issued an aggregate of 221,783 shares of common stock of the Company to various executives and an employee.

On March 31, 2021, the Company authorized the issuance of an aggregate of 12,711 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2021.

Consulting Agreements

On February 7, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultants to provide the Company with business and marketing advice as needed. The term of the agreement is for five months from the effective date on February 7, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 60,000 shares of common stock upon the effective date of the agreement with the remaining 40,000 to be issued upon the successful completion of the agreement.

On March 8, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultants to provide the Company with financial and business. The term of the agreement is for five months from the effective date on March 8, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 70,000 shares of common stock upon the effective date of the agreement with the remaining 30,000 to be issued upon the successful completion of the agreement.

On March 22, 2021, the Company entered into a Consulting Agreement with consultants with experience in the area of investor relations and capital introductions. The term of the agreement is for six months from the effective date on March 22, 2021. Pursuant to the terms of the agreement the Company agreed to pay $250,000 in cash for ancillary marketing, to be paid out at the Company’s discretion. In addition, the Company issued 150,000 shares of the Company’s common stock as a commencement incentive which is fully earned by entering into the agreement.

Acquisition of Superfit Foods

On March 25, 2021, the Company entered into an asset purchase agreement with Superfit Foods, LLC, a Florida limited liability company and Superfit Foods, LLC, a Nevada limited liability company (the “Superfit Acquisition”). The purchase price of the assets and rights was $1,150,000. The purchase price is payable as follows: $475,000 that was paid at closing and the remaining $625,000 paid in 268,240 shares of common stock to be held for six months before being registered.

Private Placement

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor agreed to purchase from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of Common Stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of Common Stock (the “Pre-Funded Warrant”). Each share and accompanying Common Warrant is being sold together at a combined offering price of $2.43 per share and Common Warrant, and each Pre-Funded Warrant and accompanying Common Warrant is being sold together at a combined offering price of $2.42 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $2.43 per share, are immediately exercisable and will expire five and one-half (5.5) years from the date of issuance. The Private Placement closed on April 9, 2021.

The Securities Purchase Agreement contains customary representations, warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties thereto. Pursuant to the Securities Purchase Agreement, the Company is required to register the resale of the Shares and the shares issuable upon exercise of the Common Warrant and the Pre-Funded Warrant. The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 30 days of the date of the Securities Purchase Agreement and to use commercially reasonable efforts to have the registration statement declared effective within 90 days of the closing of the Private Placement.

Pursuant to a placement agency agreement, dated April 6, 2021, between the Company and A.G.P./Alliance Global Partners (the “Placement Agent”) entered into in connection with the Private Offering, the Placement Agent acted as the sole placement agent for the Private Placement and the Company has paid customary placement fees to the Placement Agent, including a cash fee equal to 8% of the gross proceeds raised in the Private Placement and a common stock purchase warrant to purchase shares of Common Stock in an amount equal to 4% of the Shares and shares of Common Stock issuable upon exercise of the Warrants sold in the Private Placement, the warrant has an exercise price of $2.916 per share and is exercisable commencing six months from the date of the pricing of the Private Placement for a period of five years after such date. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the placement agent incurred in connection with the Private Placement.

