Form 10-Q
period 2021-03-31
Muscle Maker, Inc.
filed 2021-05-21
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39223

MUSCLE MAKER, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2600 South Shore Blvd., Suite 300, League City, Texas	77573
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (682)-708-8250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GRIL	The NASDAQ Capital Market

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

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 20, 2021, was 14,867,016.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets:
Cash	$2,009,650	$4,195,932
Accounts receivable, net of allowance for doubtful accounts of $75,000 as of March 31, 2021 and December 31, 2020, respectively	144,220	140,305
Inventory	122,032	113,824
Current portion of loans receivable, net of allowance of $61,275 and $106,900 at March 31, 2021 and December 31, 2020, respectively	5,148	2,394
Prepaid expenses and other current assets	34,927	40,903
Total Current Assets	2,315,977	4,493,358
Property and equipment, net	2,356,928	2,342,723
Goodwill	939,348	656,348
Intangible assets, net	3,592,672	2,878,278
Loans receivable, non-current	-	996
Security deposits and other assets	131,916	131,916
Total Assets	$9,336,841	$10,503,619

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,087,651	$1,500,935
Convertible notes payable to Former Parent	82,458	82,458
Convertible notes payable	100,000	100,000
Other notes payable, current	961,157	701,552
Deferred revenue, current	22,498	62,858
Deferred rent, current	27,203	20,569
Other current liabilities	638,701	641,418
Total Current Liabilities	3,919,668	3,109,790
Other notes payable, non-current	297,042	575,140
Deferred revenue, non-current	963,892	944,271
Deferred rent, non-current	76,950	79,290
Total Liabilities	5,257,552	4,708,491

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,545,824 and 11,725,764 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	1,254	1,172
Additional paid-in capital	70,983,426	68,987,663
Accumulated deficit	(66,905,391)	(63,193,707)
Total Stockholders’ Equity	4,079,289	5,795,128
Total Liabilities and Stockholders’ Equity	$9,336,841	$10,503,619

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenues:
Company restaurant sales, net of discounts	$1,178,911	$1,237,427
Franchise royalties and fees	135,340	176,031
Franchise advertising fund contributions	14,087	21,596
Total Revenues	1,328,338	1,435,054

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	504,461	465,694
Labor	767,065	586,620
Rent	256,191	144,677
Other restaurant operating expenses	339,922	332,360
Total restaurant operating expenses	1,867,639	1,529,351
Preopening expenses	10,986	-
Depreciation and amortization	169,128	111,257
Franchise advertising fund expenses	14,087	21,596
General and administrative expenses	2,966,636	5,129,403
Total Costs and Expenses	5,028,476	6,791,607
Loss from Operations	(3,700,138)	(5,356,553)

Other Income (Expense):
Other income (expense), net	2,628	(3,188)
Interest expense, net	(14,174)	(93,604)
Amortization of debt discounts	-	(38,918)
Total Other Expense, Net	(11,546)	(135,710)

Loss Before Income Tax	(3,711,684)	(5,492,263)
Income tax provision	-	-
Net Loss	$(3,711,684)	$(5,492,263)

Net Loss Per Share:
Basic and diluted	$(0.31)	$(0.84)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	11,817,591	6,531,696

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	5,714,464	$571	$53,339,793	$(53,094,602)	$245,762
Issuance of restricted stock	1,226	-	-	-	-
Common stock issued upon offering on February 12, 2020, net of underwriter’s discount and offering costs of $920,000	1,540,000	154	6,779,846	-	6,780,000
Restricted common stock issued as compensation to executive team upon completion of the initial public offering	216,783	22	1,083,893	-	1,083,915
Common stock issued as compensation to board of directors	25,616	3	128,077	-	128,080
Common stock issued as compensation for services	385,000	39	1,924,961	-	1,925,000
Stock-based compensation:
Restricted common stock	-	-	20,148	-	20,148
Warrant	-	-	191,000	-	191,000
Net loss	-	-	-	(5,492,263)	(5,492,263)

Balance – March 31, 2020	7,883,089	$789	$63,467,718	$(58,586,865)	$4,881,642

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	11,725,764	$1,172	$68,987,663	$(63,193,707)	$5,795,128
Issuance of restricted stock	1,200	-	-	-	-
Common stock issued as part of the acquisition of SuperFit Foods on March 25, 2021	268,240	27	624,973	-	625,000
Restricted common stock issued as compensation to executives and employees	221,783	22	636,495	-	636,517
Common stock issued as compensation to board of directors	28,837	3	57,199	-	57,202
Common stock issued as compensation for services	300,000	30	676,670	-	676,700
Stock-based compensation:
Restricted common stock	-	-	426	-	426
Net loss	-	-	-	(3,711,684)	(3,711,684)

Balance – March 31, 2021	12,545,824	$1,254	$70,983,426	$(66,905,391)	$4,079,289

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(3,711,684)	$(5,492,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169,128	111,257
Stock-based compensation	1,712,845	3,348,143
Amortization of debt discounts	-	38,918
Write off of property and equipment	37,027	-
Bad debt expense	18,676	-
Deferred rent	4,294	18,375

Changes in operating assets and liabilities:
Accounts receivable	(24,549)	(6,293)
Inventory	(8,208)	20,893
Prepaid expenses and other current assets	5,976	(17,423)
Security deposits and other assets	-	(37,600)
Accounts payable and accrued expenses	219,716	(503,985)
Deferred revenue	(20,739)	(24,899)
Other current liabilities	(2,717)	2,357
Total Adjustments	2,111,449	2,949,743
Net Cash Used in Operating Activities	(1,600,235)	(2,542,520)

Cash Flows from Investing Activities
Purchases of property and equipment	(67,754)	(57,893)
Cash paid in connection with the acquisition of SuperFit Foods	(500,000)	-
Collections from loans receivables	200	8,802
Net Cash Used in Investing Activities	(567,554)	(49,091)

Cash Flows from Financing Activities
Proceeds from offerings, net of underwriter’s discount and offering costs of $920,000	-	6,780,000
Repayments of convertible note payable	-	(550,000)
Repayments of convertible note payable – related parties	-	(91,000)
Repayments of other notes payables	(18,493)	(468,879)
Proceeds from other note payable	-	150,000
Net Cash (Used in) Provided by Financing Activities	(18,493)	5,820,121

Net (Decrease) Increase in Cash	(2,186,282)	3,228,510
Cash - Beginning of Period	4,195,932	478,854
Cash - End of Period	$2,009,650	$3,707,364

See Notes to the Condensed Consolidated Financial Statements

7

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2021	2020

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,950	$297,455

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS

Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. MMI was a wholly owned subsidiary of Muscle Maker, Inc (“MMI-Cal”), a California corporation incorporated on December 8, 2014, but the two merged on November 13, 2019 with MMI as the surviving entity. MMI wholly owns Muscle Maker Development, LLC (“MMD”), Muscle Maker Corp, LLC (“MMC”) and Muscle Maker USA, Inc (“Muscle USA”). MMD was formed on July 18, 2017, in the State of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill® name and business system to qualified franchisees. MMC was formed on July 18, 2017, in the State of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle USA was formed on March 14, 2019 in the State of Texas for the purpose of opening additional new corporate stores. Muscle Maker Development International. LLC, a directly wholly owned subsidiary, which was formed in Nevada on November 13, 2020 to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.

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

On March 25, 2021, we acquired the assets of Superfit Foods, a subscription based fresh-prepared meal prep business located in Jacksonville, Florida. With this acquisition, we are also the owner of the trade name Superfit Foods that we use in connection with the operations of Superfit Foods. In 2020 Superfit foods produced overs 220,000 fresh-prepared meals. Superfit Foods is differentiated from other meal prep services by allowing customers in the Jacksonville Florida market to order online via the company’s website or mobile app and pick up their fully prepared meals from 28 company owned coolers located in gyms and wellness centers.

MMI and its subsidiaries are hereinafter referred to as the “Company”.

The Company operates under the name SuperFit Foods and Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill and Healthy Joe’s restaurants. As of March 31, 2021, the Company’s restaurant system included eighteen company-owned restaurants, and fourteen franchise restaurants. Seven of the company-owned restaurants are delivery-only locations. In addition, the Company built four new locations on university campuses but due to Covid-19 restrictions have not yet opened these locations but incurred expenses during the twelve months ended December 31, 2020. A Muscle Maker Grill restaurant offers quality food freshly prepared with the Company’s proprietary recipes created with the guest’s health in mind. The menu is protein based, and features various supplements, health food snacks, along with a nutritious children’s menu and meal plans. SuperFit Foods is a healthy meal prep Company that offers subscription meal services to customers in the Northeast Florida market with 100 meals to choose from.

COVID-19

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the year ended December 31, 2020 and continued into the first three months of March 31, 2021. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, continued

Going Concern and Management’s Plans

As of March 31, 2021, the Company had a cash balance, a working capital deficit and an accumulated deficit of $2,009,650, $1,603,691, and $66,905,391, respectively. During the three months ended March 31, 2021, the Company incurred a pre-tax net loss of $3,711,684. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these condensed consolidated financial statements.

Subsequent to March 31, 2021, the Company received an aggregate of $9,181,355, net of underwriters’ costs and other fees of $790,000, upon closing of a private placement. (See Note 13 - Subsequent Events – Private Placement)

Although management believes that the Company has access to capital resources, there are no commitments in place for new financing as of the date of the issuance of these condensed consolidated financial statements and there can be no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. The Company expects to have ongoing needs for working capital in order to (a) fund operations; plus (b) expand operations by opening additional corporate-owned restaurants. To that end, the Company may be required to raise additional funds through equity or debt financing. However, there can be no assurance that the Company will be successful in securing additional capital. If the Company is unsuccessful, the Company may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2021, and for the three months ended March 31, 2021, and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

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

Furniture and equipment	5 - 7 years

Vehicles	5 years

Leasehold improvements	0.5 – 10.38 years

Smallware, which consists of pots, pans and other cooking utensils, is carried at cost and any replacements are expensed when acquired.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

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

Other intangible assets include a trademark with an indefinite useful life. The other intangible assets estimated useful lives are as follows:

Franchisee agreements	13 years

Trademark – SuperFit, domain name, customer list and proprietary recipes	5 years

Non-compete agreement	3 years

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

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

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“Topic 842”) (“ASU 2019-01”). These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied. (Issue 1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities. (Issue 2). Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. (Issue 3). The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. On June 3, 2020, the FASB issued ASU 2020-05 that extended the adoption to fiscal years beginning after December 15, 2021, with interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating ASU 2019-01 and its impact on its unaudited condensed consolidated financial statements and financial statement disclosures.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

In accordance with the Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers”, the Company recognized revenue in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $1,178,911 and $1,237,427 during the three months ended March 31, 2021 and 2020, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $81,469 and $120,909 during the three months ended March 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $9,786 and $14,440, respectively, during the three months ended March 31, 2021 and 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $44,085 and $40,682 during the three months ended March 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2021 and 2020, respectively, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $25,140 and $32,536, respectively, during the three months ended March 31, 2021 and 2020, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $13,615 and $103,643 for the three months ended March 31, 2021 and 2020, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

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

The following securities are excluded from the calculation of weighted average diluted common shares at March 31, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive:

	March 31,
	2021	2020
Warrants	2,560,361	2,537,264
Options	300,000	4,821
Convertible debt	32,350	32,350
Total potentially dilutive shares	2,892,711	2,574,435

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 84% and 85% of the Company’s purchases for the three months ended March 31, 2021 and 2020, respectively.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – ACQUISITIONS

On March 25, 2021, the Company entered into an asset purchase agreement with Superfit Foods, LLC, a Florida limited liability company and Superfit Foods, LLC, a Nevada limited liability company (the “Superfit Acquisition”). The purchase price of the assets and rights was $1,150,000. The purchase price is payable as follows: $500,000 that was paid at closing, of which $25,000 was released from an escrow account held by our attorney, and $625,000 paid in 268,240 shares of common stock to be held for six months before being registered. The remaining $25,000 shall be paid in shares of common stock provided that the seller meets various obligation, within 60 days, as outline in the purchase agreement. As of March 31, 2021 the Company has accrued for the liability in accounts payable and accrued expenses.

The Company acquired the following assets as part of the purchase agreement:

Furniture and equipment	$82,000
Vehicles	55,000
Tradename	45,000
Customer list	140,000
Domain name	125,000
Proprietary Recipes	160,000
Non-compete agreement	260,000
Goodwill	283,000
Total assets acquired	$1,150,000

The unaudited pro-forma financial information in the table below summarizes the consolidated results of operations of the Company and SuperFits Foods, LLC as though the acquisition had occurred as of January 1, 2020. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (Unaudited) For the Three Months Ended March 31,
	2021	2020
Revenues	$1,835,838	$1,865,979
Restaurant operating expenses	2,322,412	1,915,505
Total cost and expenses	5,482,877	7,177,761
Loss from Operations	(3,647,039)	(5,311,782)

NOTE 4 - LOANS RECEIVABLE

At March 31, 2021 and December 31, 2020, the Company’s loans receivable consists of the following:

	March 31, 2021	December 31, 2020
Loans receivable, net	$5,148	$3,390
Less: current portion	(5,148)	(2,394)
Loans receivable, non-current	$-	$996

Loans receivable includes loans to franchisees and a former franchisee totaling, in the aggregate, $5,148 and $3,390, net of reserves for uncollectible loans of $61,275 and $106,900 at March 31, 2021 and December 31, 2020, respectively. The loans have original terms ranging up to 10 years, earn interest at rates ranging from 5% to 12%, and are being repaid on a weekly or monthly basis.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2021 and December 31, 2020 property and equipment consists of the following:

	March 31, 2021	December 31, 2020

Furniture and equipment	$1,221,313	$1,143,320
Vehicles	55,000	-
Leasehold improvements	1,913,355	1,940,907
	3,189,668	3,084,227
Less: accumulated depreciation and amortization	(832,740)	(741,504)
Property and equipment, net	$2,356,928	$2,342,723

Depreciation expense amounted to $153,522 and $362,009 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the Company wrote off property and equipment with an original cost value of $99,313 related to a closed location and a future location that was terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $37,027 after accumulated depreciation of $62,286 in the unaudited condensed consolidated statement of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements which are amortized over useful lives of thirteen years.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Trademark - SuperFit	Domain Name	Customer List	Proprietary Recipes	Non-Compete Agreement	Total
Intangible assets, net at December 31, 2020	$2,524,000	$354,278	$-	$-	$-	$-	$-	$2,878,278
SuperFit acquisition	-	-	45,000	125,000	140,000	160,000	260,000	730,000
Amortization expense	-	(12,638)	(148)	(411)	(460)	(526)	(1,423)	(15,606)
Intangible assets, net at March 31, 2021	$2,524,000	$341,640	$44,852	$124,589	$139,540	$159,474	$258,577	$3,592,672

Weighted average remaining amortization period at March 31, 2021 (in years)		7.06	4.98	4.98	4.98	4.98	2.98

Amortization expense related to intangible assets amounted to $15,606 and $15,732 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Accounts payable	$675,863	$692,966
Accrued payroll	204,486	78,667
Accrued professional fees	275,522	224,028
Accrued board members fees	21,000	36,697
Accrued rent expense	196,066	171,266
Accrued compensation expense(1)	342,000	-
Sales taxes payable (2)	233,713	231,177
Accrued interest	29,446	25,222
Other accrued expenses	109,555	40,912
Total Accounts Payable and Accrued Expenses	$2,087,651	$1,500,935

(1)	Included within accrued compensation expense is a liability of $342,000 related to 150,000 shares of common stock to be issued by the Company to a consultant for services. See Note 13 – Subsequent events – Common Stock for details related to the issuance of the stock.
(2)	See Note 11 – Commitments and Contingencies –Taxes for detail related to delinquent sales taxes.

NOTE 8 – DEFERRED REVENUE

At March 31, 2021 and December 31, 2020, deferred revenue consists of the following:

	March 31, 2021	December 31, 2020
Franchise fees	$973,678	$983,958
Unearned vendor rebates	12,712	23,171
Less: Unearned vendor rebates, current	(12,712)	(23,171)
Less: Franchise fees, current	(9,786)	(39,687)
Deferred revenues, non-current	$963,892	$944,271

NOTE 9 – OTHER CURRENT LIABILITIES

At March 31, 2021 and December 31, 2020, other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Gift card liability	$93,163	$91,034
Co-op advertising fund liability	295,407	299,490
Advertising fund liability	250,131	250,894
	$638,701	$641,418

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 – NOTES PAYABLE

Convertible Notes

Convertible Note Payable to Former Parent

As of March 31, 2021, the Company had an amount of $82,458 in convertible notes payable to Former Parent outstanding.

Other Convertible Notes

As of March 31, 2021 and December 31, 2020, the Company has another convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 11 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 other convertible note payable.

Other Notes Payable

During the three months ended March 31, 2021, the Company repaid $18,493 of the other notes payable.

As of March 31, 2021, the Company had an aggregate amount of $1,258,199 in other notes payable. The notes had interest rates ranging between 1% - 8% per annum, due on various dates through October 31, 2025.

The maturities of other notes payable as of March 31, 2021, are as follows:

Principal
Repayments due as of	Amount
03/31/2022	$88,993
03/31/2023	960,914
03/31/2024	102,114
03/31/2025	82,668
03/31/2026	23,510
$1,258,199

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

On March 8, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with financial and business advice. The term of the agreement is for five months from the effective date on March 8, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 70,000 shares of common stock upon the effective date of the agreement with the remaining 30,000 to be issued upon the successful completion of the agreement.

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

Litigations, Claims and Assessments

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of March 31, 2021, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $24,082 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of March 31, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of March 31, 2021, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of March 31, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

In March 2021, the Company participated in a mediation concerning an investor who invested with American Restaurant Holdings, Inc and/or American Restaurants, LLC, our former parent company, from 2013 through 2015 in the total amount of $531,250. As of the filing of this report, the company entered into a settlement with American Restaurant, LLC and the investor in the amount of $160,000.

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

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2018 and 2019. The Company had accrued $233,713 and $231,177 which includes penalties and interest as of March 31, 2021 and December 31, 2020, respectively, related to this matter.

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

See Note 11 – Commitments and Contingencies – Consulting Agreements for details related to additional stock issuances during the three months ended March 31, 2021.

Restricted Common Stock

On February 11, 2021, the Company issued an aggregate of 221,783 shares of restricted common stock of the Company to various executives and an employee.

A summary of the activity related to the restricted common stock for the three months ended March 31, 2021 is presented below:

		Weighted Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2021	1,200	$65.33
Granted	221,783	2.87
Forfeited	-	-
Vested	(222,983)	(3.21)
Outstanding at March 31, 2021	-	$-

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to $1,712,845 and $3,348,143 for the three months ended March 31, 2021 and 2020, respectively, of which $1,712,845 and $3,347,591, respectively, was recorded in general and administrative expenses and $248 and $552, respectively, was recorded in labor expense within restaurant operating expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – EQUITY, continued

Options

A summary of option activity during the three months ended March 31, 2021 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Options	Price	In Years
Outstanding, December 31, 2020	300,000	$3.33	1.1
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2021	300,000	$3.33	0.9

Exercisable, March 31, 2021	300,000	$3.33	0.9

Warrants

A summary of warrants activity during the three months ended March 31, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding, December 31, 2020	2,582,857	$4.08	3.3
Issued	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(22,496)	11.38	-
Outstanding, March 31, 2021	2,560,361	$4.02	3.1

Exercisable, March 31, 2021	2,560,361	$4.08	3.1

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

Private Placement

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor agreed to purchase from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of Common Stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of Common Stock (the “Pre-Funded Warrant”). Each share is being sold together at a combined offering price of $2.43 per share and Common Warrant, and each Pre-Funded Warrant and accompanying Common Warrant is being sold together at a combined offering price of $2.42 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $2.43 per share, are immediately exercisable and will expire five and one-half (5.5) years from the date of issuance. The Private Placement closed on April 9, 2021.

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

Pursuant to a placement agency agreement, dated April 6, 2021, between the Company and A.G.P./Alliance Global Partners (the “Placement Agent”) entered into in connection with the Private Offering, the Placement Agent acted as the sole placement agent for the Private Placement and the Company has paid customary placement fees to the Placement Agent, including a cash fee equal to 8% of the gross proceeds raised in the Private Placement and a 164,609 common stock purchase warrant to purchase shares of Common Stock in an amount equal to 4% of the Shares and shares of Common Stock issuable upon exercise of the Warrants sold in the Private Placement, the warrant has an exercise price of $2.916 per share and is exercisable commencing six months from the date of the pricing of the Private Placement for a period of five years after such date. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the placement agent incurred in connection with the Private Placement.

Common Stock

On April 30, 2021, the Company issued an aggregate of 10,000 shares of common stock of the Company to a digital marketing consultant, pursuant to their service agreement, with an aggregate fair value of $14,700.

On May 6, 2021, the Company issued an aggregate of 150,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $214,500. The Company accrued for the liability as accrued compensation expense on the books as of March 31, 2021, as the share were fully earned pursuant to their service agreement.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS, continued

Members Interest Purchase Agreement

On May 14, 2021, Muscle Maker, Inc. (the “Company”) entered into a Membership Interest Purchase Agreement with the members (the (“Poke Sellers”) of PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, and TNB Holdings, LLC, each a Connecticut limited liability company (collectively, the “Poke Entities”) pursuant to which the Company acquired all of the issued and outstanding membership interest of the Poke Entities in consideration of $4,000,000 in cash and $730,000 payable in the form of a promissory note (the “Poke Note”). The closing occurred on May 14, 2021. Within 90 days of the closing, the purchase price will be adjusted to reflect credit card payments and third-party delivery vendors of the Poke Entities prior to the closing and the aggregate amount of expenses and liabilities incurred by the Poke Entities after the Closing but accrued or attributable to the period prior to the closing. If the Adjustment Amount is a positive amount, the Company shall remit the adjustment amount to the Sellers. If the adjustment amount is a negative amount, the Sellers shall remit the adjustment amount to the Company. The Poke Note provides for the payment of principal and interest to be paid in 60 monthly installments consisting of 59 installments of $5,308.73 commencing June 1, 2021 and one installment of $535,855.79 due and payable in May 1, 2026.

In a related transaction, on May 14, 2021, the Company and the Poke Sellers entered into a Membership Interest Exchange Agreement pursuant to which the Company acquired Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, the Poke Entities II”) in exchange for shares of common stock of the Company valued at $1,250,000. The Company issued 880,282 shares of common stock of the Company. The price per share was determine by using the 10-day trading average preceding the date of closing. The closing occurred on May 14, 2021.

On May 14, 2021, between Saladco Holdings, LLC and Poke Co Holdings, LLC, a wholly owned subsidiary of the Compay (“Poke Co”), entered into an Intellectual Property License Agreement providing Poke Co with a license to use certain intellectual property in connection with the preparation of Saladcraft®branded fruit and vegetable salads and related items for a term of one year in consideration of a fee of 10% of the restaurant’s net sales of Saladcraft® Products with respect to Pokémoto Restaurants owned and operated by Poke Co or its affiliates and 50% of the license revenue collected by Poke Co from such franchisees that is directly attributable to the sale of Saladcraft® Products in or from franchisees’ Pokémoto Restaurants.

As a result of the above transactions, the Company has acquired PokeMoto (www.pokemoto.com), a thirteen-location concept known for its healthier modern culinary twist on a traditional Hawaiian poke classic.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020

OVERVIEW

We operate under the name SuperFit Foods and Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants and Healthy Joe’s restaurants. As of March 31, 2021, our restaurant system included eighteen Company-owned restaurants and fourteen franchised restaurants. In addition, the Company built four new locations on university campuses but due to Covid-19 restrictions have not yet opened these locations but incurred expenses during the twelve months ended December 31, 2020.

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

We are the owner of the trade name and service mark Muscle Maker Grill®, Healthy Joe’s, MMG Burger Bar, Meal Plan AF and other trademarks and intellectual property we use in connection with the operation of Muscle Maker Grill® restaurants. We license the right to use the Muscle Maker Grill® and Healthy Joe’s trademarks and intellectual property to our wholly owned subsidiaries, Muscle Maker Development and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill® and Healthy Joe’s restaurants.

On March 25, 2021, we acquired the assets of Superfit Foods, a subscription based fresh-prepared meal prep business located in Jacksonville, Florida. With this acquisition, we are also the owner of the trade name Superfit Foods that we use in connection with the operations of Superfit Foods. In 2020 Superfit foods produced overs 220,000 fresh-prepared meals. Superfit Foods is differentiated from other meal prep services by allowing customers in the Jacksonville Florida market to order online via the company’s website or mobile app and pick up their fully prepared meals from 28 company owned coolers located in gyms and wellness centers.

As of March 31, 2021, we had an accumulated deficit of $66,905,391 and expect to continue to incur operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2020, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Consolidated Results of Operations

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

The following table represents selected items in our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended
	March 31,
	2021	2020

Revenues:
Company restaurant sales, net of discounts	$1,178,911	$1,237,427
Franchise royalties and fees	135,340	176,031
Franchise advertising fund contributions	14,087	21,596
Total Revenues	1,328,338	1,435,054

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	504,461	465,694
Labor	767,065	586,620
Rent	256,191	144,677
Other restaurant operating expenses	339,922	332,360
Total restaurant operating expenses	1,867,639	1,529,351
Preopening expenses	10,986	-
Depreciation and amortization	169,128	111,257
Franchise advertising fund expenses	14,087	21,596
General and administrative expenses	2,966,636	5,129,403
Total Costs and Expenses	5,028,476	6,791,607
Loss from Operations	(3,700,138)	(5,356,553)

Other Income (Expense):
Other income (expense), net	2,628	(3,188)
Interest expense, net	(14,174)	(93,604)
Amortization of debt discounts	-	(38,918)
Total Other Expense, Net	(11,546)	(135,710)

Loss Before Income Tax	(3,711,684)	(5,492,263)
Income tax provision	-	-
Net Loss	$(3,711,684)	$(5,492,263)

Revenues

Company total revenues totaled $1,328,338 for the three months ended March 31, 2021 compared to $1,435,054 for the three months ended March 31, 2020. The $106,716 decrease was primarily attributable to a in franchise royalties and fees and restaurant sales.

We generated restaurant sales, net of discounts, of $1,178,911 for the three months ended March 31, 2021 compared to $1,237,427, for the three months ended March 31, 2020. This represented a decrease of $58,516 which is a direct result of the impact of Covid-19 on our stores.

Franchise royalties and fees for the three months ended March 31, 2021 and 2020 totaled $135,340 compared to $176,031, respectively. The $40,691 decrease is primarily attributable to a decrease in royalty income of $39,440 due to fewer franchisee locations and the fact that the Company purchased two franchisee location resulting in lower royalty income, and lower sales volumes and closures of franchised locations due to Covid-19.

Franchise advertising fund contributions for the three months ended March 31, 2021 and 2020 totaled $14,087 compared to $21,596, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the three months ended March 31, 2021 and 2020 totaled $504,461, or 42.8%, as a percentage of restaurant sales, and $465,694, or 37.6% as a percentage of restaurant sales, respectively. The $38,767 increase was primarily due to the six new cloud kitchens opened and the acquisition of the two-franchisee location compared to the prior period and the impact of decreased restaurant sales due to the impact of Covid-19.

Restaurant labor for the three months ended March 31, 2021 and 2020 totaled $767,065, or 65.1%, as a percentage of restaurant sales, and $586,620, or 47.4%, as a percentage of restaurant sales, respectively. The $180,445 increase, as a percentage of restaurant sales, is a direct result of inefficiencies that is typically attributed to opening or acquiring new locations as it takes time to establish operational efficiencies as compared to the prior period. In addition, the increase, as a percentage of restaurant sales, is due to the impact of Covid-19 which resulted in decrease restaurant sales while we still have to maintain minimum labor to ensure our company owned store are effectively staffed.

Restaurant rent expense for the three months ended March 31, 2021 and 2020 totaled $256,191, or 21.7%, as a percentage of restaurant sales, and $144,677, or 11.7%, as a percentage of restaurant sales, respectively. The increase in rent expense is a direct result of us opening the six new cloud kitchens and the acquisition of the two-franchisee location compared to the prior period.

Other restaurant operating expenses for the three months ended March 31, 2021 and 2020 totaled $339,922, or 28.8% as a percentage of restaurant sales, and $332,360, or 26.9% as a percentage of restaurant sales, respectively.

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 totaled $169,128 and $111,257, respectively. The $57,871 increase is primarily attributable to depreciation expense related to additional property and equipment acquired for new store build outs and stores acquired.

General and administrative expenses for the three months ended March 31, 2021 and 2020 totaled $2,966,636, or 223.3% of total revenues, and $5,129,403, or 357.4% of total revenues, respectively. The $2,162,767 decrease is primarily attributable to a decrease in salaries and bonus of $563,968 and a decrease in consulting expenses of $2,061,799 which is attribute to less stock-based compensation expense and bonus payments in the current period as compared to the prior period that we issued in connection with our public offering. Included in the general and administration expense for the three months ended March 31, 2021 is $1,712,845 non-cash stock-based compensation issued in connection with various employees, the board and services providers as compared to $3,348,143 non-cash compensation issued to employees, the board and consultants upon completion of our public offering.

Loss from Operations

Our loss from operations for the three months ended March 31, 2021 and 2020 totaled $3,700,138 or 278.6% of total revenues and $5,356,553 or 373.3% of total revenues, respectively. The decrease of $1,656,415 in loss from operations is primarily attributable to a decrease in total costs and expenses of approximately $1,763,131 partially offset by a decrease in our total revenues of approximately $106,716.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2021 and 2020 totaled $11,546 and ($135,710), respectively. The $124,164 decrease in other expense was primarily attributable to a decrease in amortization of debt discounts of $38,918, a $79,430 decrease in interest expense, net as we repaid other notes and convertible notes during the prior period therefore no further interest expense is being incurred, partially offset by an increase in other income (expense) of $5,816.

Net Loss

Our net loss for the three months ended March 31, 2021 decreased by $1,780,579 to $3,711,684 as compared to $5,492,263 for the three months ended March 31, 2021 resulting from a decrease in our loss from operations and other expense, net as discussed above.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31, 2021	December 31, 2020
Cash	$2,009,650	$4,195,932
Working Capital (Deficiency) Surplus	$(1,603,691)	$1,383,568
Convertible notes payable	$182,458	$182,458
Other notes payable, including related party	$1,258,199	$1,276,692

Availability of Additional Funds and Going Concern

Although we have a working capital deficit of $1,603,691, we presently have an accumulated deficit of $66,905,391, as of March 31, 2021, and we utilized $1,600,235 of cash in operating activities during the three months ended March 31, 2021, therefore we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

Our principal source of liquidity to date has been provided by loans and convertible loans from related and unrelated third parties, (ii) the sale of common stock through private placements and the (iii) and public offerings.

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

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor agreed to purchase from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of Common Stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of Common Stock (the “Pre-Funded Warrant”). Each share and accompanying Common Warrant are being sold together at a combined offering price of $2.43 per share and Common Warrant, and each Pre-Funded Warrant and accompanying Common Warrant is being sold together at a combined offering price of $2.42 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $2.43 per share, are immediately exercisable and will expire five and one-half (5.5) years from the date of issuance. The Private Placement closed on April 9, 2021.

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

Sources and Uses of Cash for the three months ended March 31, 2021 and March 31, 2020

During the three months ended March 31, 2021 and 2020, we used cash of $1,600,235 and $2,542,520, respectively, in operations. Our net cash used in operating activities for the three months ended March 31, 2021 was primarily attributable to our net loss of $3,711,684, adjusted for net non-cash items in the aggregate amount of $1,941,970 and $169,479 of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2021, net cash used in investing activities was $567,554, of which $67,754 was used to purchase property, $500,000 used in connection with acquisition of SuperFit foods a healthy meal prep Company and, partially offset by $200 of loans collections from a former franchisee. During the three months ended March 31, 2020, net cash used in investing activities was $49,091, of which $57,893 was used to purchase property and equipment, partially offset by $8,802 of loans repayments by franchisees.

Net cash used by financing activities for the three months ended March 31, 2021 was $18,493 for repayments of various other notes payable. Net cash provided by financing activities for the three months ended March 31, 2020 was $5,820,121 of which $6,780,000 proceeds from the offering, net of underwriter’s discount and offering costs, $150,000 proceeds from other notes payable, partially offset by repayments of various convertible notes of $550,000 and $559,879 of repayments of other notes payables, including a related party.

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

Other intangible assets include a trademark with an indefinite useful life. The other intangible assets estimated useful lives are as follows:

Franchisee agreements	13 years

Trademark – SuperFit, domain name, customer list and proprietary recipes	5 years

Non-compete agreement	3 years

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

Revenue Recognition

In accordance with the Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers”, the Company recognized revenue in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $1,178,911 and $1,237,427 during the three months ended March 31, 2021 and 2020, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $81,469 and $120,909 during the three months ended March 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $9,786 and $14,440, respectively, during the three months ended March 31, 2021 and 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $44,085 and $40,682 during the three months ended March 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2021 and 2020, respectively, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $25,140 and $32,536, respectively, during the three months ended March 31, 2021 and 2020, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Income Taxes

We account for income taxes under Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amounts expected to be realized.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2021.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of March 31, 2021, as discussed below.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in material pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the material legal proceedings that have become a reportable event, or which have had material developments during the quarter ended March 31, 2021.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of March 31, 2021, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $24,082 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of March 31, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of March 31, 2021, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of March 31, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

In March 2021, the Company participated in a mediation concerning an investor who invested with American Restaurant Holdings, Inc and/or American Restaurants, LLC, our former parent company, from 2013 through 2015 in the total amount of $531,250. As of the filing of this report, the company entered into a settlement with American Restaurant, LLC and the investor in the amount of $160,000.

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

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued $233,713 and $231,177 which includes penalties and interest as of March 31, 2021 and December 31, 2020, respectively, related to this matter. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

Item 1A. Risk Factors.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2020. In addition to our discussion in the MD&A, and other sections of this report, to address effects of the COVID-19 pandemic, we have provided an additional risk factor regarding COVID-19 below. The impact of COVID-19 can also exacerbate other risks discussed in the “Risk Factors” sections of our Form 10-K for the year ended December 31, 2020 and this Report, which could in turn have a material adverse effect on us. The risks discussed below and in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2020 do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the quarter ended March 31, 2021. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor agreed to purchase from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of Common Stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of Common Stock (the “Pre-Funded Warrant”). Each share and accompanying Common Warrant are being sold together at a combined offering price of $2.43 per share and Common Warrant, and each Pre-Funded Warrant and accompanying Common Warrant is being sold together at a combined offering price of $2.42 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $2.43 per share, are immediately exercisable and will expire five and one-half (5.5) years from the date of issuance. The Private Placement closed on April 9, 2021.

On April 30, 2021, the Company issued an aggregate of 10,000 shares of common stock of the Company to a digital marketing consultant, pursuant to their service agreement, with an aggregate fair value of $14,700.

On May 6, 2021, the Company issued an aggregate of 150,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $214,500. The Company accrued for the liability as accrued compensation expense on the books as of March 31, 2021, as the share were fully earned pursuant to their service agreement.

On May 14, 2021, the Company and the Poke Sellers entered into a Membership Interest Exchange Agreement pursuant to which the Company acquired Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, the Poke Entities II”) in exchange for shares of common stock of the Company valued at $1,250,000. The Company issued 880,282 shares of common stock of the Company. The price per share was determine by using the 10-day trading average preceding the date of closing. The closing occurred on May 14, 2021.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 4, 2021, Mr. Southall resigned from the compensation committee. On May 10, 2021, the governance committee took action and appointed Major General (ret) Malcolm Frost to replace him and added Philip Balatsos as an addition member to the committee.

Item 6. Exhibits.

Exhibit No.	Exhibit Description

4.1+	Promissory Note in the principal amount of $730,000 dated May 14, 2021 (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on May 14, 2021)

10.1*	Asset Purchase Agreement dated March 25, 2021 between Muscle Maker, Inc and SuperFit Foods, LLC

10.2+	Membership Interest Purchase Agreement dated May 14, 2021 between Muscle Maker, Inc. and Thienson Nguyen, Dennis Bok, William Bok, Lisa Bok and Gladys Longwa for the purchase of PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, and TNB Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 14, 2021)

10.3+	Membership Interest Exchange Agreement dated May 14, 2021 between Muscle Maker, Inc. and Thienson Nguyen, Dennis Bok, William Bok, Lisa Bok and Gladys Longwa for the purchase of Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on May 14, 2021)

10.4+

Intellectual Property License Agreement by and between Saladco Holdings, LLC and Poke Co Holdings, LLC dated May 14, 2021 (Incorporated by reference to Exhibit 10.3.1 to the Registrant’s current report on Form 8-K filed on May 14, 2021)

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

† Includes management contracts and compensation plans and arrangements.

*Filed herewith.

+Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2021	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Chief Financial Officer
(Principal Financial and Accounting Officer)

