Form 10-Q
period 2021-06-30
Muscle Maker, Inc.
filed 2021-08-16
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 16, 2021, was 17,720,364.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020

Assets
Current Assets:
Cash	$4,971,621	$4,195,932
Accounts receivable, net of allowance for doubtful accounts of $75,000 as of June 30, 2021 and December 31, 2020, respectively	280,434	140,305
Inventory	169,103	113,824
Current portion of loans receivable, net of allowance of $61,275 and $106,900 at June 30, 2021 and December 31, 2020, respectively	6,556	2,394
Prepaid expenses and other current assets	91,739	40,903
Total Current Assets	5,519,453	4,493,358
Property and equipment, net	2,549,717	2,342,723
Goodwill	2,661,564	656,348
Intangible assets, net	8,003,269	2,878,278
Loans receivable, non-current	-	996
Prepaid expense, Security deposits and other assets	229,799	131,916
Total Assets	$18,963,802	$10,503,619

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,006,882	$1,500,935
Convertible notes payable to Former Parent	82,458	82,458
Convertible notes payable	100,000	100,000
Other notes payable, current	124,348	701,552
Deferred revenue, current	54,437	62,858
Deferred rent, current	73,741	20,569
Other current liabilities	651,951	641,418
Total Current Liabilities	3,093,817	3,109,790
Other notes payable, non-current	1,257,426	575,140
Deferred revenue, non-current	1,030,305	944,271
Deferred rent, non-current	35,964	79,290
Total Liabilities	5,417,512	4,708,491

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 25,000,000 shares authorized, 17,689,454 and 11,725,764 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	1,769	1,172
Additional paid-in capital	81,572,113	68,987,663
Accumulated deficit	(68,027,592)	(63,193,707)
Total Stockholders’ Equity	13,546,290	5,795,128
Total Liabilities and Stockholders’ Equity	$18,963,802	$10,503,619

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:
Company restaurant sales, net of discounts	$2,564,864	$659,939	$3,743,775	$1,897,366
Franchise royalties and fees	169,549	142,293	304,889	318,324
Franchise advertising fund contributions	4,742	32,454	18,829	54,050
Total Revenues	2,739,155	834,686	4,067,493	2,269,740

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	920,691	255,329	1,425,152	721,023
Labor	903,772	342,823	1,670,837	929,443
Rent	304,930	139,604	561,121	284,281
Other restaurant operating expenses	652,251	100,552	992,173	432,912
Total restaurant operating expenses	2,781,644	838,308	4,649,283	2,367,659
Preopening expenses	-	46,764	10,986	46,764
Depreciation and amortization	284,646	97,245	453,774	208,502
Franchise advertising fund expenses	4,742	32,454	18,829	54,050
General and administrative expenses	1,995,319	1,213,851	4,961,955	6,343,254
Total Costs and Expenses	5,066,351	2,228,622	10,094,827	9,020,229
Loss from Operations	(2,327,196)	(1,393,936)	(6,027,334)	(6,750,489)

Other Income (Expense):
Other income (expense), net	223,681	(10,360)	226,309	(13,548)
Interest expense, net	(22,160)	(1,129)	(36,334)	(94,733)
Change in fair value of accrued compensation	127,500	(96,000)	127,500	(96,000)
Gain on extinguishment of debt	875,974	-	875,974	-
Amortization of debt discounts	-	-	-	(38,918)
Total Other Income (Expense), Net	1,204,995	(107,489)	1,193,449	(243,199)

Loss Before Income Tax	(1,122,201)	(1,501,425)	(4,833,885)	(6,993,688)
Income tax provision	-	-	-	-
Net Loss	$(1,122,201)	$(1,501,425)	$(4,833,885)	$(6,993,688)

Net Loss Per Share:
Basic and Diluted	$(0.07)	$(0.21)	$(0.36)	$(1.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	15,381,855	7,092,879	13,612,127	6,916,218

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

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	11,725,764	$1,172	$68,987,663	$(63,193,707)	$5,795,128
Issuance of restricted stock	1,200	-	-	-	-
Common stock issued as part of the acquisition of SuperFit Foods on March 25, 2021	268,240	27	624,973	-	625,000
Restricted common stock issued as compensation to executives and employees	221,783	22	636,495	-	636,517
Common stock issued as compensation to board of directors	28,837	3	57,199	-	57,202
Common stock issued as compensation for services	300,000	30	676,670	-	676,700
Stock-based compensation:
Restricted common stock	-	-	426	-	426
Net loss	-	-	-	(3,711,684)	(3,711,684)

Balance – March 31, 2021	12,545,824	$1,254	$70,983,426	$(66,905,391)	$4,079,289
Common stock, pre-funded warrants and warrant issued in private placement on April 7, 2021, net of fees $790,000	1,250,000	125	9,181,224	-	9,181,349
Common stock issued as part of the acquisition of Pokemoto on May 14, 2021	880,282	88	1,249,912	-	1,250,000
Exercise of pre-funding warrants	2,865,227	287	28,365	-	28,652
Cancellation of share per agreement with shareholder	(11,879)	(1)	(99,999)	-	(100,000)
Common stock issued as compensation for services	160,000	16	229,185	-	229,201
Net loss	-	-	-	(1,122,201)	(1,122,201)

Balance – June 30, 2021	17,689,454	$1,769	$81,572,113	$(68,027,592)	$13,546,290

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(4,833,885)	$(6,993,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453,774	208,502
Stock-based compensation	1,727,545	3,625,220
Amortization of debt discounts	-	38,918
Gain on extinguishment of debt	(875,974)	-
Write off of property and equipment	37,027	-
Loss on change in fair value of accrued compensation	(127,500)	96,000
Bad debt expense	18,676	-
Deferred rent	(21,471)	17,829

Changes in operating assets and liabilities:
Accounts receivable	(102,563)	(33,080)
Inventory	(35,779)	21,962
Prepaid expenses and other current assets	(107,139)	24,023
Security deposits and other assets	(6,000)	(34,600)
Accounts payable and accrued expenses	208,164	(688,509)
Deferred revenue	(45,803)	(109,738)
Other current liabilities	10,533	(6,970)
Total Adjustments	1,133,490	3,159,557
Net Cash Used in Operating Activities	(3,700,395)	(3,834,131)

Cash Flows from Investing Activities
Purchases of property and equipment	(98,257)	(172,387)
Cash paid in connection with the acquisition of SuperFit Foods	(500,000)	-
Cash paid in connection with the acquisition of Pokemoto	(2,815,390)	-
Collections from loans receivable	800	8,802
Net Cash Used in Investing Activities	(3,412,847)	(163,585)

Cash Flows from Financing Activities
Proceeds from offering, net of underwriter’s discount and offering costs of $920,000	-	6,780,000
Proceeds from PPP loan	-	866,300
Proceeds from Private Placement offering, net of offering costs	9,181,350	-
Proceeds from exercised of pre-funded warrants	28,652	-
Repayments of convertible note payable	-	(550,000)
Cash paid in connection with the cancellation of shares	(100,000)	-
Repayments of other notes payable - related party	-	(91,000)
Repayments of other notes payables	(1,221,071)	(475,243)
Proceeds from other notes payable – related party	-	150,000
Net Cash Provided by Financing Activities	7,888,931	6,680,057

Net Increase in Cash	775,689	2,682,341
Cash - Beginning of Period	4,195,932	478,854
Cash - End of Period	$4,971,621	$3,161,195

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2021	2020

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$66,179	$297,455

Supplemental disclosures of non-cash investing and financing activities
Common stock issued in exchange for interest earned on convertible notes payable	$-	$357,735

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS

Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. MMI was a wholly owned subsidiary of Muscle Maker, Inc (“MMI-Cal”), a California corporation incorporated on December 8, 2014, but the two merged on November 13, 2019 with MMI as the surviving entity. MMI wholly owns Muscle Maker Development, LLC (“MMD”), Muscle Maker Corp, LLC (“MMC”) and Muscle Maker USA, Inc (“Muscle USA”). MMD was formed on July 18, 2017, in the State of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill® name and business system to qualified franchisees. MMC was formed on July 18, 2017, in the State of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle USA was formed on March 14, 2019 in the State of Texas for the purpose of opening additional new corporate stores. Muscle Maker Development International. LLC, a directly wholly owned subsidiary, was formed in Nevada on November 13, 2020 to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.

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

On March 25, 2021, MMI acquired the assets of Superfit Foods, a subscription based fresh-prepared meal prep business located in Jacksonville, Florida. With this acquisition, we are also the owner of the trade name Superfit Foods that we use in connection with the operations of Superfit Foods. In 2020 Superfit foods produced overs 220,000 fresh-prepared meals. Superfit Foods is differentiated from other meal prep services by allowing customers in the Jacksonville Florida market to order online via the company’s website or mobile app and pick up their fully prepared meals from 28 company owned coolers located in gyms and wellness centers.

On May 14, 2021, MMI acquired PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, and TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”), a healthier modern culinary twist on the traditional Hawaiian poke classic. Pokemoto has thirteen locations in four states – Connecticut, Rhode Island, Massachusetts, and Georgia and offers up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere. The colorful dishes and modern chic dining rooms provide an uplifting dining experience for guests of all ages. Customers can dine in-store or order online via third party delivery apps for contactless delivery.

MMI and its subsidiaries are hereinafter referred to as the “Company”.

The Company operates under the name SuperFit Foods, Pokemoto and Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill, Healthy Joe’s and Pokemoto restaurants. As of June 30, 2021, the Company’s restaurant system included twenty-five company-owned restaurants, and fourteen franchise restaurants. Seven of the company-owned restaurants are delivery-only locations, including SuperFit Foods. In addition, not included in the store count, the Company built four new locations on university campuses but due to Covid-19 restrictions have not yet opened these locations but incurred expenses during the twelve months ended December 31, 2020.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, continued

COVID-19

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, labor shortages resulting from various factors including mandatory vaccination requirements, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the year ended December 31, 2020 and continued into the six months ended June 30, 2021. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report.

Going Concern and Management’s Plans

As of June 30, 2021, the Company had a cash balance, a working capital surplus and an accumulated deficit of $4,971,621, $2,425,636, and $68,027,592, respectively. During the three and six months ended June 30, 2021, the Company incurred a pre-tax net loss of $1,122,201 and $4,833,885, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2021, and for the three and six months ended June 30, 2021, and 2020. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Any intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Intangible Assets

We account for recorded intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”. In accordance with ASC 350, we do not amortize intangible assets with indefinite useful lives. Our goodwill and one of our trademarks are deemed to have indefinite lives, and accordingly are not amortized, but are evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. The Accounting Standards Codification (“ASC”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

Other intangible assets include a trademark with an indefinite useful life. The other intangible assets estimated useful lives are as follows:

Franchisee agreements	13 years

Franchise license	10 years

Trademark – SuperFit, Trademark – Pokemoto, domain name, customer list and proprietary recipes	5 - 7 years

Non-compete agreement	2 - 3 years

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

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $2,564,864 and $3,743,775 during the three and six months ended June 30, 2021, respectively. The Company recorded retail store revenues of $659,939 and $1,897,366 during the three and six months ended June 30, 2020, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $104,430 and $185,899 during the three and six months ended June 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $52,870 and $173,779 during the three and six months ended June 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $12,352 and $22,138, respectively, during the three and six months ended June 30, 2021, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenues from franchise fees of $75,190 and $89,630, respectively, during the three and six months ended June 30, 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $52,767 and $96,852 during the three and six months ended June 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. The Company recorded revenue from rebates of $14,233 and $54,915 during the three and six months ended June 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three and six months ended June 30, 2021 and 2020, respectively, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $4,742 and $18,829, respectively, during the three and six months ended June 30, 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations. The Company recorded contributions from franchisees of $32,454 and $54,050, respectively, during the three and six months ended June 30, 2020, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $11,143 and $24,758 for the three and six months ended June 30, 2021, and approximately $25,092 and $128,735 for the three and six months ended June 30, 2020, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average diluted common shares at June 30, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive:

	June 30,
	2021	2020
Warrants	6,615,302	2,537,264
Options	100,000	4,821
Convertible debt	32,350	32,350
Total potentially dilutive shares	6,747,652	2,574,435

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 60.25% and 68.69% of the Company’s purchases for the three and six months ended June 30, 2021, respectively. Purchases from the Company’s largest supplier totaled 82.95% and 84.41% of the Company’s purchases for the three and six months ended June 30, 2020, respectively.

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

See Note 12 – Equity – Warrant and Options Valuation for details related to an accrued compensation liability being fair valued using Level 1 inputs.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – ACQUISITIONS

SuperFit Foods Acquisition

On March 25, 2021, the Company entered into an asset purchase agreement with Superfit Foods, LLC, a Florida limited liability company and Superfit Foods, LLC, a Nevada limited liability company (the “Superfit Acquisition”). The purchase price of the assets and rights was $1,150,000. The purchase price is payable as follows: $500,000 that was paid at closing, of which $25,000 was released from an escrow account held by our attorney, and $625,000 paid in 268,240 shares of common stock to be held for six months before being registered. The remaining $25,000 shall be paid in shares of common stock provided that the seller meets various obligation, within 60 days, as outline in the purchase agreement. As of June 30, 2021 the Company has accrued for the liability in accounts payable and accrued expenses.

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

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June30,		June30,
	2021	2020	2021	2020
Revenues	$2,739,155	$1,696,536	$4,574,993	$3,131,590
Restaurant operating expenses	2,781,644	1,610,616	5,104,056	3,139,967
Total cost and expenses	5,066,351	3,000,930	10,549,600	9,792,537
Loss from Operations	(2,327,196)	(1,304,394)	(5,974,607)	(6,660,947)

Pokemoto Acquisition

On May 14, 2021, the Company entered into Membership Interest Purchase Agreement with the members (the (“Poke Sellers”) of PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, and TNB Holdings, LLC, each a Connecticut limited liability company (collectively, the “Poke Entities”) pursuant to which the Company acquired all of the issued and outstanding membership interest of the Poke Entities in consideration of $4,000,000 in cash and $730,000 payable in the form of a promissory note (the “Poke Note”).

In a related transaction, on May 14, 2021, the Company and the Poke Sellers entered into a Membership Interest Exchange Agreement pursuant to which the Company acquired Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, the Poke Entities II”) in exchange for shares of common stock of the Company valued at $1,250,000. The Company issued 880,282 shares of common stock of the Company on May 14, 2021. The price per share was determined by using the 10-day trading average preceding the date of closing. The closing occurred on May 14, 2021.

Poke Entities and Poke Entities II are hereinafter referred to as “Pokemoto”.

The Company acquired the following assets as part of the purchase agreement:

Purchase Price	$5,980,000

Assets
Cash	$1,184,610
Accounts Receivables	60,208
Inventory	19,500
Property and Equipment	297,529
Intangible assets, net	4,560,000
Operating lease right-of-use assets, net	719,941
Security deposits and other assets	35,580
$6,877,368
Liabilities
Accounts payable and accrued expenses	$282,457
Other notes payable	1,462,453
Deferred revenue	123,416
Operating lease liability	751,258
$2,619,584

Fair value of identifiable net assets acquired	4,257,784

Goodwill	$1,722,216

Identifiable intangible assets acquired include the following:

	Fair Value	Weighted average amortization period

Tradename	$175,000	5.00
Franchise License	2,775,000	10.00
Proprietary Recipes	1,130,000	7.00
Non-Compete	480,000	2.00
	$4,560,000	8.22

The unaudited pro-forma financial information in the table below summarizes the consolidated results of operations of the Company and Pokemoto, LLC as though the acquisition had occurred as of January 1, 2020. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June30,		June30,
	2021	2020	2021	2020
Revenues	$3,052,164	$1,707,360	$5,364,325	$4,096,479
Restaurant operating expenses	2,926,106	1,454,987	5,514,292	3,701,979
Total cost and expenses	5,160,154	2,972,456	11,232,460	10,642,794
Loss from Operations	(2,107,990)	(1,265,096)	(5,868,135)	(6,546,315)

Combined Results

The unaudited pro-forma financial information in the table below summarizes the consolidated results of operations of the Company for both acquisitions, SuperFit Foods, LCC and Pokemoto, LLC as though the acquisition had occurred as of January 1, 2020. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June30,		June30,
	2021	2020	2021	2020
Revenues	$3,052,164	$2,569,210	$5,871,825	$4,958,329
Restaurant operating expenses	2,926,106	2,227,295	5,969,065	4,474,287
Total cost and expenses	5,160,154	3,744,764	11,687,233	11,415,102
Loss from Operations	(2,107,990)	(1,175,554)	(5,815,408)	(6,456,773)

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

At June 30, 2021 and December 31, 2020, the Company’s loans receivable consists of the following:

	June 30, 2021	December 31, 2020
Loans receivable, net	$6,556	$3,390
Less: current portion	(6,556)	(2,394)
Loans receivable, non-current	$-	$996

Loans receivable includes loans to franchisees and a former franchisee totaling, in the aggregate, $6,556 and $3,390, net of reserves for uncollectible loans of $61,275 and $106,900 at June 30, 2021 and December 31, 2020, respectively. The remaining loan has an original term of 10 years, earn interest at rate of 12% annually, and is being paid on a monthly basis.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2021 and December 31, 2020 property and equipment consists of the following:

	June 30, 2021	December 31, 2020

Furniture and equipment	$1,309,003	$1,143,320
Vehicles	55,000	-
Leasehold improvements	2,153,697	1,940,907
Property and equipment, gross	3,517,700	3,084,227
Less: accumulated depreciation and amortization	(967,983)	(741,504)
Property and equipment, net	$2,549,717	$2,342,723

Depreciation expense amounted to $135,243 and $288,765 for the three and three and six months ended June 30, 2021 and 2020, respectively. Depreciation expense amounted to $81,337 and $176,686 for the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2021, the Company wrote off property and equipment with an original cost value of $0 and $99,313 related to a closed location and a future location that was terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $0 and $37,027 after accumulated depreciation of $0 and $62,286 in the unaudited condensed consolidated statement of operations.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as a trademark – SuperFit Foods and trademark – Pokemote which are being amortized over useful lives of five years.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Trademark Superfit	Domain Name Superfit	Customer List Superfit	Proprietary Recipes Superfit	Non-Compete Agreement Superfit	Trademark Pokemoto	Franchisee License Pokemoto	Proprietary Recipes Pokemoto	Non-Compete Agreement Pokemoto	Total
Intangible assets, net at December 31, 2020	$2,524,000	$354,278	$-	$-	$-	$-	$-	$-	$-	$-	$-	$2,878,278
Superfit acquisition	-	-	45,000	125,000	140,000	160,000	260,000	-	-	-	-	730,000
Pokemoto acquisition	-	-	-	-	-	-	-	175,000	2,775,000	1,130,000	480,000	4,560,000
Amortization expense	-	(25,139)	(2,391)	(6,640)	(7,437)	(8,500)	(23,011)	(4,504)	(35,713)	(20,770)	(30,904)	(165,009)
Intangible assets, net at June 30, 2021	$2,524,000	$329,139	$42,609	$118,360	$132,563	$151,500	$236,989	$170,496	$2,739,287	$1,109,230	$449,096	$8,003,269

Weighted average remaining amortization period at June 30, 2021 (in years)		6.57	4.73	4.73	4.73	4.73	2.74	4.87	9.87	6.87	1.87

Amortization expense related to intangible assets amounted to $149,403 and $165,009 for the three and three and six months ended June 30, 2021, respectively. Amortization expense related to intangible assets amounted to $15,908 and $31,816 for the three and three and six months ended June 30, 2020, respectively.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Accounts payable	$870,489	$692,966
Accrued payroll	218,482	78,667
Accrued professional fees	280,519	224,028
Accrued board members fees	41,706	36,697
Accrued rent expense	176,061	171,266
Sales taxes payable (2)	252,558	231,177
Accrued interest	24,188	25,222
Other accrued expenses	142,879	40,912
Total Accounts Payable and Accrued Expenses	$2,006,882	$1,500,935

(2)	See Note 11 – Commitments and Contingencies –Taxes for detail related to delinquent sales taxes.

NOTE 8 – DEFERRED REVENUE

At June 30, 2021 and December 31, 2020, deferred revenue consists of the following:

	June 30, 2021	December 31, 2020
Franchise fees	$1,084,742	$983,958
Unearned vendor rebates	-	23,171
Less: Unearned vendor rebates, current	-	(23,171)
Less: Franchise fees, current	(54,437)	(39,687)
Deferred revenues, non-current	$1,030,305	$944,271

NOTE 9 – OTHER CURRENT LIABILITIES

At June 30, 2021 and December 31, 2020, other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Gift card liability	$92,958	$91,034
Co-op advertising fund liability	297,017	299,490
Advertising fund liability	261,976	250,894
Other current liabilities	$651,951	$641,418

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 – NOTES PAYABLE

Convertible Notes

Convertible Note Payable to Former Parent

As of June 30, 2021, the Company had an amount of $82,458 in convertible notes payable to Former Parent outstanding.

Other Convertible Notes

As of June 30, 2021, and December 31, 2020, the Company has another convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 11 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 other convertible note payable.

Other Notes Payable

On June 21, 2021 the U.S. Small Business Administration (the “SBA”) forgave the Company’s first Paycheck Promissory Note (“PPP loan”) entered into on May 9, 2020. The aggregate amount forgiven is $875,974, consisting of $866,300 in principal and $9,674 in interest expenses. The forgiven amount was accounted for as a gain on debt extinguishment of $875,974 and was recorded in our condensed consolidated statement of operations.

As of June 30, 2021, the Company had an amount of $291,053 in paycheck protection loans second draw (the “PPP 2 Loan”) that was acquired in the Pokemoto acquisition.

The PPP 2 Loan is administered by the SBA. The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing ten months after the effective date of the PPP 2 Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the five-year anniversary of the effective date of the PPP 2 Loan (the “Maturity Date”). The PPP 2 Loan contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP 2 Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP 2 Loan, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP 2 loan recipients can apply for and be granted forgiveness for all, or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.

During the six months ended June 30, 2021, as part of the Pokemoto acquisition the Company acquired $1,171,400 loans issued by the Small Business Administration under its Economic Injury Disaster Loans (“EIDL”). The Company repaid all the loans in full during the six months ended June 30, 2021.

During the six months ended June 30, 2021 and 2020, the Company repaid a total amount of $1,221,071 and $475,243, respectively, of the other notes payable.

As of June 30, 2021, the Company had an aggregate amount of $1,381,774 in other notes payable. The notes had interest rates ranging between 1% - 8% per annum, due on various dates through October 31, 2025.

The maturities of other notes payable as of June 30, 2021, are as follows:

Principal
Repayments due as of	Amount
06/30/2022	$161,004
06/30/2023	204,975
06/30/2024	214,102
06/30/2025	174,081
06/30/2026	627,612
$1,381,774

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

Litigations, Claims and Assessments

On March 27, 2018, a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of June 30, 2021, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $25,116 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of June 30, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of June 30, 2021, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of June 30, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

In March 2021, the Company participated in a mediation concerning an investor who invested with American Restaurant Holdings, Inc and/or American Restaurants, LLC, our former parent company, from 2013 through 2015 in the total amount of $531,250. As of the filing of this report, the company entered into a settlement with American Restaurant, LLC and the investor in the amount of $160,000. The Company paid $100,000 as part of the settlement, including legal fees, while the remining balance was paid by the insurance carrier and American Restaurants, LLC. See Note 12 Equity – Common stock for the cancellation of the investor shares pursuant to the agreement.

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

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2018 and 2019. The Company had accrued $252,558 and $231,177 which includes penalties and interest as of June 30, 2021 and December 31, 2020, respectively, related to this matter.

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

On May 6, 2021, the Company issued an aggregate of 150,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $214,500. The Company accrued for the liability as accrued compensation expense on the books as of March 31, 2021, as the share were fully earned pursuant to their service agreement. On the date of issues of the shares the Company recorded a gain on the change in fair value of the accrued compensation of $127,500 in the condensed consolidated statement of operations.

On May 27, 2021, the Company cancelled 11,879 shares of common stock previously issued to an investor pursuant a settlement agreement in exchange for $100,000 the portion paid by the Company in the Settlement. See Note 11 – Commitments and Contingencies – Litigation, Claims and Assessments for further details related to the settlement.

See Note 4 – Acquisitions – Pokemoto Acquisition and SupferFit Foods Acquisition for details related to the stock issuance in connection with the acquisitions.

See Note 11 – Commitments and Contingencies – Consulting Agreements for details related to additional stock issuances during the six months ended June 30, 2021.

See Note 12 – Equity – warrants for details related to stock issuance in connection with the exercising of warrants.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – EQUITY, continued

Restricted Common Stock

On February 11, 2021, the Company issued an aggregate of 221,783 shares of restricted common stock of the Company to various executives and an employee. The restricted common stock is fully vested upon the date of grant.

A summary of the activity related to the restricted common stock for the six months ended June 30, 2021 is presented below:

		Weighted Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2021	1,200	$65.33
Granted	221,783	2.87
Forfeited	-	-
Vested	(222,983)	(3.21)
Outstanding at June 30, 2021	-	$-

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to $14,700 and $1,727,545 for the three and six months ended June 30, 2021, respectively, of which $14,700 and $1,727,297, respectively, was recorded in general and administrative expenses and $0 and $248, respectively, was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to $277,077 and $3,625,220 for the three and six months ended June 30, 2020, respectively, of which $276,525 and $3,624,116, respectively, was recorded in general and administrative expenses and $552 and $1,104, respectively, was recorded in labor expense within restaurant operating expenses

Options

A summary of option activity during the three and six months ended June 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Options	Price	In Years
Outstanding, December 31, 2020	300,000	$3.33	1.1
Issued	-	-
Exercised	-	-
Forfeited	(200,000)	-
Outstanding, June 30, 2021	100,000	$5.00	0.9

Exercisable, June 30, 2021	300,000	$5.00	1.93

Warrants

A summary of warrants activity during the three and six months ended June 30, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding, December 31, 2020	2,582,857	$4.08	3.3
Issued	6,980,454	1.44	-
Exercised	(2,865,227)	0.01	-
Forfeited/cancelled	(82,782)	19.66	-
Outstanding, June 30, 2021	6,615,302	$2.86	4.4

Exercisable, June 30, 2021	6,615,302	$2.86	4.4

See Note 11 – Commitments and Contingencies – Private Placement for details related to the warrants issued during the six months ended June 30, 2021.

On May 24, 2021, the Company issued 1,465,227 shares of common stock in connection with the exercising of the Pre-Funded Warrant for $14,652.

On May 28, 2021, the Company issued 1,400,000 shares of common stock in connection with the exercising of the Pre-Funded Warrant for $14,000.

NOTE 13 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to June 30, 2021 and through the date of the issuance of the these consolidated financial statements, the Company closed 5 delivery-only kitchen locations. The decision was made not to renew the monthly license agreement after their initial one-year term at these locations as a cost saving measure due to the location not performing as anticipated. Four of the locations were located in the Chicago market and the last one was located in Philadelphia. The existing assets at these locations were transfer to a storage unit and will be installed in future new locations.

Legal

On July 2, 2021, the Company was named as a defended in a wage dispute by a former employee. On July 27, 2021, the Company entered a settlement with the plaintiff for an amount of $18,500 to be paid on or before August 30, 2021.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020

OVERVIEW

We operate under the name SuperFit Foods, Pokemoto and Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants and Healthy Joe’s restaurants. As of June 30, 2021, the Company’s restaurant system included twenty-five company-owned restaurants, and fourteen franchise restaurants. Seven of the company-owned restaurants are delivery-only locations, including SuperFit Foods. In addition, not included in the store count, the Company built four new locations on university campuses but due to Covid-19 restrictions have not yet opened these locations but incurred expenses during the twelve months ended December 31, 2020.

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

On May 14, 2021, MMI acquired PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, and TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”), a healthier modern culinary twist on traditional Hawaiian poke classic. Pokemoto has thirteen locations in four states – Connecticut, Rhode Island, Massachusetts, and Georgia and offers up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere. The colorful dishes and modern chic dining rooms provide an uplifting dining experience for guests of all ages. Customers can dine in-store or order online via third party delivery apps for contactless delivery.

As of June 30, 2021, we had an accumulated deficit of $68,027,592 and expect to continue to incur operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2020, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

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

Other restaurant operating expenses

Other restaurant operating expenses, including preopening operating expenses, consist of company-operated restaurant-level ancillary expenses not inclusive of food and beverage, labor and rent expense. These expenses are generally marketing, advertising, merchant and bank fees, utilities, leasehold and equipment repairs, insurance and maintenance. A portion of these costs are associated with third party delivery services such as Uber Eats, Grub Hub, DoorDash, and others. The fees associated with these third-party delivery services can range up to 25% of the total order being delivered. Management believes delivery is a critical component of our business model and industry trends will continue to push consumers towards delivery. Our cost structure will need to be adjusted to reflect a different pricing model, portion sizes, menu offerings, and other considerations to potentially offset these rising costs of delivery.

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

Consolidated Results of Operations

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

The following table represents selected items in our condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended
	June 30,
	2021	2020

Revenues:
Company restaurant sales, net of discounts	$2,564,864	$659,939
Franchise royalties and fees	169,549	142,293
Franchise advertising fund contributions	4,742	32,454
Total Revenues	2,739,155	834,686

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	920,691	255,329
Labor	903,772	342,823
Rent	304,930	139,604
Other restaurant operating expenses	652,251	100,552
Total restaurant operating expenses	2,781,644	838,308
Preopening expenses	-	46,764
Depreciation and amortization	284,646	97,245
Franchise advertising fund expenses	4,742	32,454
General and administrative expenses	1,995,319	1,213,851
Total Costs and Expenses	5,066,351	2,228,622
Loss from Operations	(2,327,196)	(1,393,936)

Other Income (Expense):
Other income (expense), net	223,681	(10,360)
Interest expense, net	(22,160)	(1,129)
Gain on extinguishment of debt	875,974	-
Loss on change in fair value of accrued compensation	127,500	(96,000)
Total Other Income (Expense), Net	1,204,995	(107,489)

Loss Before Income Tax	(1,122,201)	(1,501,425)
Income tax provision	-	-
Net Loss	$(1,122,201)	$(1,501,425)

Revenues

Company total revenues totaled $2,739,155 for the three months ended June 30, 2021 compared to $834,686 for the three months ended June 30, 2020. The $1,904,469 increase is attributed an increase in restaurant sales and franchise royalties and fees.

We generated restaurant sales, net of discounts, of $2,564,864 for the three months ended June 30, 2021 compared to $659,939 for the three months ended June 30, 2020. This represented an increase of $1,904,925, which is directly attributed to higher company owned stores in the current period as compared to the prior period and a result of a decrease in restriction since the start of Covid-19.

Franchise royalties and fees for the three months ended June 30, 2021 and 2020 totaled $169,549 compared to $142,293, respectively. The $27,256 increase is primarily attributable to an increase in royalty income of $51,560, $14,233 in vendor rebates as restaurant sales increase in franchise locations and corporate locations, partially offset by a decrease of $62,838 in franchisee fees as fewer locations was terminated in current period as compared to the prior period which results in an acceleration of initial franchisee fees.

Franchise advertising fund contributions for the three months ended June 30, 2021 and 2020 totaled $4,742 compared to $32,454, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the three months ended June 30, 2021, and 2020 totaled $920,691, or 35.90%, as a percentage of restaurant sales, and $255,329, or 38.7%, as a percentage of restaurant sales, respectively. The $665,362 increase was primarily due to the increase in restaurant sales resulting from six new cloud kitchens opened, the acquisition of the two-franchisee location, the acquisition of Superfit foods and the acquisition of six company owned store with the acquisition of Pokemoto as compared to the prior period.

Restaurant labor for the three months ended June 30, 2021, and 2020 totaled $903,772, or 35.2%, as a percentage of restaurant sales, and $342,823, or 51.9%, as a percentage of restaurant sales, respectively. The $560,949 decrease is a direct result of an increase in restaurant sales as compared to the prior period due to new stores acquired and opened and fewer restrictions on restaurant operation during the current period as compared to the prior period due to Covid-19. In addition, the decrease in restaurant labor as a percentage of restaurant sales is also attributed due to operational efficiencies in addition to the increase in restaurant sales.

Restaurant rent expense for the three and six months ended June 30, 2021 and 2020 totaled $304,930, or 11.9%, as a percentage of restaurant sales, and $139,604, or 21.2%, as a percentage of restaurant sales, respectively. The increase in rent expense is a direct result of us opening and acquiring a total of fourteen new company owned restaurants as compared to the prior period.

Other restaurant operating expenses for the three months ended June 30, 2021, and 2020 totaled $652,251, or 25.4% as a percentage of restaurant sales, and $100,552, or 15.2% as a percentage of restaurant sales, respectively. The increase of $551,699 is directly attributed to the increase in our company owned store count as certain cost is fixed and an increase in restaurant sales resulted in increased merchant fees.

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 totaled $284,646 and $97,245, respectively. The $187,401 increase is primarily attributable to depreciation expense related to additional property and equipment acquired for new store build outs and stores acquired through acquisitions.

General and administrative expenses for the three months ended June 30, 2021 and 2020 totaled $1,995,319, or 72.8% of total revenues, and $1,213,851, or 145.4% of total revenues, respectively. The $781,468 increase is primarily attributable to an increase salaries and bonus of $90,877 and an increase in professional fees and consulting expense in the aggregate amount of $704,813 mainly attributed to a onetime expense of $665,00 incurred in connection with the private placement during the current period partially offset by a decrease of $14,223 in various general and administrative expenses.

Loss from Operations

Our loss from operations for the three months ended June 30, 2021 and 2020 totaled $2,327,196 or 85.0% of total revenues and $1,393,936 or 167.0% of total revenues, respectively. The increase of $933,260 in loss from operations is primarily attributable to an increase in total costs and expenses of approximately $2,837,729 partially offset by an increase in our total revenues of approximately $ 1,904,469.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2021 and 2020 totaled $1,204,995 and ($107,489), respectively. The $1,312,484 increase in other income (expense) was primarily attributable to a gain on extinguishment of debt of $875,974 due to the forgiveness of our PPP loan, an increase in other income of $234,041 which is a result of a revitalization fund grant that was attributed to one of our store locations and an increase of $223,500 in the change in fair value of accrued compensation issued during the current period as compared to the prior period due to administrative delays by the Company as the shares were earned by the consultant but not issued in the correct period, partially offset by a decrease in of $21,031 in interest expense, net as we repaid the majority of our interest bearing instruments.

Net Loss

Our net loss for the three months ended June 30, 2021, decreased by $379,224 to $1,122,201 as compared to $1,501,425 for the three months ended June 30, 2020 resulting from an increase in our loss from operations and partially of set by our increase other income (expense), net as discussed above.

Consolidated Results of Operations

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

The following table represents selected items in our condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020, respectively:

	For the Six Months Ended
	June 30,
	2021	2020

Revenues:
Company restaurant sales, net of discounts	$3,743,775	$1,897,366
Franchise royalties and fees	304,889	318,324
Franchise advertising fund contributions	18,829	54,050
Total Revenues	4,067,493	2,269,740

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,425,152	721,023
Labor	1,670,837	929,443
Rent	561,121	284,281
Other restaurant operating expenses	992,173	432,912
Total restaurant operating expenses	4,649,283	2,367,659
Preopening expenses	10,986	46,764
Depreciation and amortization	453,774	208,502
Franchise advertising fund expenses	18,829	54,050
General and administrative expenses	4,961,955	6,343,254
Total Costs and Expenses	10,094,827	9,020,229
Loss from Operations	(6,027,334)	(6,750,489)

Other Income (Expense):
Other income (expense), net	226,309	(13,548)
Interest expense, net	(36,334)	(94,733)
Loss on change in fair value of accrued compensation	127,500	(96,000)
Gain on extinguishment of debt	875,974	-
Amortization of debt discount	-	(38,918)
Total Other Income (Expense), Net	1,193,449	(243,199)

Loss Before Income Tax	(4,833,885)	(6,993,688)
Income tax provision
Net Loss	$(4,833,885)	$(6,993,688)

Company total revenues totaled $4,067,493 for the six months ended June 30, 2021 compared to $2,269,740 for the six months ended June 30, 2020. The 79.21% increase is attributed to an increase in restaurant sales partially offset by a decrease in franchise royalties and fees and franchise advertising fund contributions.

We generated restaurant sales, net of discounts, of $3,743,775 for the six months ended June 30, 2021 compared to $1,897,366, for the six months ended June 30, 2020. This represented an increase of $1,846,409, or 97.3%, which is attributable to an increase of approximately $1,848,619 in restaurants sales due to additional stores that were open in current period compared to prior period, partially offset by a decrease of approximately $2,210 in restaurant sales from existing store in addition to the effect of the permanent closure of two company owned store since the impact of Covid-19.

Franchise royalties and fees for the six months ended June 30, 2021 and 2020 totaled $304,889 compared to $318,324, respectively. The $13,435 decrease is primarily attributable to a decrease in initial franchise fees of $67,492 as there were fewer franchisee agreement terminations in the current period as compared to the prior period, partially offset by a increase in royalty income and vendor rebates in the aggregate amount of $54,057 as a result of increase sales due to new corporate owned locations and fewer restrictions due to Covid-19 as compared to the prior period.

Franchise advertising fund contributions for the six months ended June 30, 2021 and 2020 totaled $18,829 compared to $54,050, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the six months ended June 30, 2021 and 2020 totaled $1,425,152, or 38.1%, as a percentage of restaurant sales, and $721,023, or 38.0%, as a percentage of restaurant sales, respectively. The $704,129 increase primarily is due to a higher store count during the period as compared to the prior period resulting in higher sales.

Restaurant labor for the six months ended June 30, 2021 and 2020 totaled $1,670,837, or 44.6%, as a percentage of restaurant sales, and $929,443, or 49.0%, as a percentage of restaurant sales, respectively. The $741,394 increase results primarily due to a higher store count during the current period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period. In addition, the decrease in labor as a percentage of sales is a direct result of increase efficiencies and an increase in overall restaurant sales.

Restaurant rent expense for the six months ended June 30, 2021 and 2020 totaled $561,121, or 15.0%, as a percentage of restaurant sales, and 284,281, or 15.0%, as a percentage of restaurant sales, respectively. The increase of $276,840 is directly attributed to the increase company owned store count from eleven stores to twenty five stores due to acquisitions and due to the opening of new stores compared to the prior period.

Other restaurant operating expenses for the six months ended June 30, 2021 and 2020 totaled $992,173, or 26.5% as a percentage of restaurant sales, and $432,912, or 22.8% as a percentage of restaurant sales, respectively. The $559,261 increase is primarily due to higher third-party merchant fees, utility fees and insurance expenses attributed to a higher store count during the current period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period.

Preopening expense for the six months ended June 30, 2021 and 2020 totaled $10,986 and $46,764 which resulted from expense incurred prior to the opening of our Company owned store. The decrease is a direct result of stores that opened subsequent to the prior period, partially offset by new expense being incurred.

Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 totaled $453,774 and $208,502, respectively. The $245,272 increase is primarily attributable to depreciation expense related to additional property and equipment acquired for new store build outs and additions of property and equipment additions through stores acquisitions

General and administrative expenses for the six months ended June 30, 2021 and 2020 totaled $4,961,955, or 122.0% of total revenues, and $$6,343,254, or 279.5% of total revenues, respectively. The $1,381,299 decrease is primarily attributable to a decrease in salary and wages, including stock-based compensation, of $463,329 resulting from a decrease one time stock-based compensation and bonuses issued to the executive team upon the completion of the offering during the prior period, partially offset by increased salaries and stock-based compensation issued in the current period and a decrease in one-time consulting expense during the current period compare to the prior period resulting in a decrease of approximately $1,706,286. Partially offset by an increase in professional fees of $798,839, which mainly consist of a one-time expense paid to a consultant in connection with the private placement during the current period of $665,000.

Loss from Operations

Our loss from operations for the six months ended June 30, 2021 and 2020 totaled $6,027,334 or 148.2% of total revenues and $6,750,489 or 297.4% of total revenues, respectively. The decrease of $723,155 in loss from operations is primarily attributable to increase in total revenues of approximately $1,797,753, partially offset by an increase in total costs and expenses of approximately $1,074,598. The increase in total costs and expenses of approximately $1,074,598 is primarily due to one-time expenses of approximately $665,000 incurred in connection with our private placement. The remainder of the increase is attributed to the decrease depreciation and amortization, and total operating expenses that increase as compared to the prior period.

Other Income (Expense), net

Other expense, net for the six months ended June 30, 2021 and 2020 totaled $1,193,449 and ($243,199), respectively. The $1,436,648 increase in other income (expense) was primarily attributable a gain on extinguishment of debt of $875,974 due to the forgiveness of our PPP loan, an increase in other income of approximately $239,857 due to a revitalization fund grant that was attributed to one of our store locations, an increase of $223,500 in the change in fair value of accrued compensation issued during the current period as compared to the prior period due to administrative delays by the Company as the shares were earned by the consultant but not issued in the correct period. Attributing to the increase in other income (expense) is a decrease in interest expense of $61,575 due to the reduction of interest bearing instrument in the current period as compared to the prior period and finally a decrease in amortization of debt discounts of $38,918

Net Loss

Our net loss for the six months ended June 30, 2021 decreased by $2,159,803 to $4,833,885 as compared to $6,993,688 for the six months ended June 30, 2020, resulting from an decrease in our loss from operations an decrease in other income (expense), net as discussed above.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30, 2021	December 31, 2020
Cash	$4,971,621	$4,195,932
Working Capital Surplus	$2,425,636	$1,383,568
Convertible notes payable	$182,458	$182,458
Other notes payable, including related party	$1,381,774	$1,276,692

Availability of Additional Funds and Going Concern

Although we have a working capital surplus of $2,425,636, we presently have an accumulated deficit of $68,027,592, as of June 30, 2021, and we utilized $3,700,395 of cash in operating activities during the three months ended June 30, 2021, therefore we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

Our principal source of liquidity to date has been provided by loans and convertible loans from related and unrelated third parties, (ii) the sale of common stock through private placements and (iii) and the sale of common stock in public offerings.

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

Sources and Uses of Cash for the six months ended June 30, 2021 and June 30, 2020

During the six months ended June 30, 2021 and 2020, we used cash of $3,700,395 and $3,834,131, respectively, in operations. Our net cash used in operating activities for the six months ended June 30, 2021 was primarily attributable to our net loss of $4,833,885, adjusted for net non-cash items in the aggregate amount of $1,212,077 and $78,587 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2021, net cash used in investing activities was $3,412,847, of which $98,257 was used to purchase property, $500,000 used in connection with acquisition of SuperFit foods a healthy meal prep Company, $2,815,390 used in connection with acquisition of Pokemoto a healthier modern culinary twist on traditional Hawaiian poke classic, and, partially offset by $800 of loan collections from a former franchisee. During the six months ended June 30, 2020, net cash used in investing activities was $163,585, of which $172,387 was used to purchase property and equipment, partially offset by $8,802 of loans repayments by franchisees.

Net cash used by financing activities for the three and six months ended June 30, 2021 was $7,888,931 of which $9,181,350 was contributed by proceeds from a private placement offering , net of offering costs, $790,000 and proceeds from the exercising of the pre-funded warrants of $28,652, partially offset by repayments of various other notes payable of $1,221,071, which consisted mainly of SBA loans that was acquired through the Pokemoto acquisition and $100,000 cash paid to a former investor in connection with the cancellation of their shares. Net cash provided by financing activities for the six months ended June 30, 2020 was $6,680,057 of which $6,780,000 was contributed by proceeds from the offering ,net of underwriter’s discount and offering costs, $150,000 proceeds from other notes payable, $866,300 proceeds from the PPP loan, partially offset by repayments of various convertible notes of $550,000 and $566,243 of repayments of other notes payables, including a related party.

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

Other intangible assets include a trademark with an indefinite useful life. The other intangible assets estimated useful lives are as follows:

Franchisee agreements	13 years

Franchise license	10 years

Trademark – SuperFit, Trademark – Pokemoto, domain name, customer list and proprietary recipes	5 - 7 years

Non-compete agreement	2 - 3 years

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

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $2,564,864 and $3,743,775 during the three and six months ended June 30, 2021, respectively. The Company recorded retail store revenues of $659,939 and $1,897,366 during the three and six months ended June 30, 2020, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $104,430 and $185,899 during the three and six months ended June 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $52,870 and $173,779 during the three and six months ended June 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $12,352 and $22,138, respectively, during the three and six months ended June 30, 2021, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenues from franchise fees of $75,190 and $89,630, respectively, during the three and six months ended June 30, 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $52,767 and $96,852 during the three and six months ended June 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. The Company recorded revenue from rebates of $14,233 and $54,915 during the three and six months ended June 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three and six months ended June 30, 2021 and 2020, respectively, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $4,742 and $18,829, respectively, during the three and six months ended June 30, 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations. The Company recorded contributions from franchisees of $32,454 and $54,050, respectively, during the three and six months ended June 30, 2020, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Income Taxes

We account for income taxes under Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three and six months ended June 30, 2021.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of June 30, 2021, as discussed below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in material pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the material legal proceedings that have become a reportable event, or which have had material developments during the quarter ended June 30, 2021.

On March 27, 2018, a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of June 30, 2021, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $25,116 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of June 30, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of June 30, 2021, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of June 30, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

In March 2021, the Company participated in a mediation concerning an investor who invested with American Restaurant Holdings, Inc and/or American Restaurants, LLC, our former parent company, from 2013 through 2015 in the total amount of $531,250. As of the filing of this report, the company entered into a settlement with American Restaurant, LLC and the investor in the amount of $160,000. The Company paid $100,000 as part of the settlement, including legal fees, while the remining balance was paid by the insurance carrier and American Restaurants, LLC. See Note 12 Equity – Common stock for the cancellation of the investor shares pursuant to the agreement.

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

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued $252,558 and $231,177 which includes penalties and interest as of June 30, 2021 and December 31, 2020, respectively, related to this matter. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

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

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, labor shortages resulting from various factors including mandatory vaccination requirements, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the quarter ended June 30, 2021. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report.

Our Superfit Foods, LLC meal prep company located and operating in the Jacksonville, FL market is exposed to the risk of natural disasters.

Our meal prep service located and operating throughout the Jacksonville, Florida market could be subject to natural disasters such as hurricanes, fires, floods, or tornados. Adverse weather conditions could result in events that adversely affect our services. Such events could result in physical damage to our property and outlying areas where our consumer base is located delaying future services and our total revenue and operation profits could be materially adversely affected. These events could also result in indirect consequences such as increase in cost of insurance if they result in significant loss of property.

Due to COVID-19 and the ongoing pandemic, we and our franchisees may face labor shortages or increased labor costs due to local regulations associated with mandated vaccinations.

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. Our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators, management personnel and other employees. Many industries, including the restaurant industry, are having difficulties in hiring and retaining qualified personnel as some employees have remained hesitant to rejoin the workforce.  In addition to these factors, some parts of the country are instituting proof of vaccination requirements for indoor dining or be employed in restaurant positions that interact with the public, large group settings or office spaces.  New York City has implemented these regulations as of August 16, 2021. The company may have to increase wages, reduce hours of operations or reduce menu offerings, among other tactics, to offset a potential lack of personnel to operate our restaurants. These events could materially affect our total revenue and operating profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2021, the Company authorized the issuance of an aggregate of 12,711 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2021.

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

On May 6, 2021, the Company issued an aggregate of 150,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $214,500. The Company accrued for the liability as accrued compensation expense on the books as of June 30, 2021, as the share were fully earned pursuant to their service agreement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 4, 2021, Mr. Southall resigned from the compensation committee. On May 10, 2021, the Board appointed Major General (ret) Malcolm Frost to the compensation committee and added Philip Balatsos as an additional member to the compensation committee.

Item 6. Exhibits.

Exhibit No.	Exhibit Description

4.1+	Promissory Note in the principal amount of $730,000 dated May 14, 2021 (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on May 14, 2021)

10.1+	Asset Purchase Agreement dated March 25, 2021 between Muscle Maker, Inc and SuperFit Foods, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 10-Q filed on May 21, 2021)

10.2+	Membership Interest Purchase Agreement dated May 14, 2021 between Muscle Maker, Inc. and Thienson Nguyen, Dennis Bok, William Bok, Lisa Bok and Gladys Longwa for the purchase of PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, and TNB Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 14, 2021)

10.3+	Membership Interest Exchange Agreement dated May 14, 2021 between Muscle Maker, Inc. and Thienson Nguyen, Dennis Bok, William Bok, Lisa Bok and Gladys Longwa for the purchase of Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on May 14, 2021)

10.4+	Intellectual Property License Agreement by and between Saladco Holdings, LLC and Poke Co Holdings, LLC dated May 14, 2021 (Incorporated by reference to Exhibit 10.3.1 to the Registrant’s current report on Form 8-K filed on May 14, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

† Includes management contracts and compensation plans and arrangements.

*Filed herewith.

+Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2021	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Chief Financial Officer
(Principal Financial and Accounting Officer)

