Form 10-Q
period 2021-09-30
Muscle Maker, Inc.
filed 2021-11-15
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 15, 2021, was 17,812,293.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020

Assets
Current Assets:
Cash	$3,616,845	$4,195,932
Accounts receivable, net of allowance for doubtful accounts of $75,000 as of September 30, 2021 and December 31, 2020, respectively	345,518	140,305
Inventory	178,344	113,824
Current portion of loans receivable, net of allowance of $61,275 and $106,900 at September 30, 2021 and December 31, 2020, respectively	8,209	2,394
Prepaid expenses and other current assets	1,068,732	40,903
Total Current Assets	5,217,648	4,493,358
Property and equipment, net	2,488,665	2,342,723
Goodwill	2,661,564	656,348
Intangible assets, net	7,765,252	2,878,278
Loans receivable, non-current	-	996
Security deposits and other assets	229,799	131,916
Total Assets	$18,362,928	$10,503,619

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,978,933	$1,500,935
Convertible notes payable to Former Parent	82,458	82,458
Convertible notes payable	100,000	100,000
Other notes payable, current	186,037	701,552
Deferred revenue, current	44,437	62,858
Deferred rent, current	21,117	20,569
Other current liabilities	674,651	641,418
Total Current Liabilities	3,087,633	3,109,790
Other notes payable, non-current	1,167,267	575,140
Deferred revenue, non-current	845,763	944,271
Deferred rent, non-current	96,903	79,290
Total Liabilities	5,197,566	4,708,491

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 17,726,383 and 11,725,764 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	1,773	1,172
Additional paid-in capital	81,623,811	68,987,663
Accumulated deficit	(68,460,222)	(63,193,707)
Total Stockholders’ Equity	13,165,362	5,795,128
Total Liabilities and Stockholders’ Equity	$18,362,928	$10,503,619

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues:
Company restaurant sales, net of discounts	$2,976,255	$887,922	$6,720,030	$2,785,288
Franchise royalties and fees	373,180	251,491	629,643	569,815
Franchise advertising fund contributions	670	13,132	19,499	45,587
Total Revenues	3,350,105	1,152,545	7,369,172	3,400,690

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,165,607	346,808	2,542,333	1,067,831
Labor	1,230,776	420,804	2,901,613	1,350,247
Rent	343,637	184,309	904,758	468,590
Other restaurant operating expenses	713,224	286,689	1,705,397	719,601
Total restaurant operating expenses	3,453,244	1,238,610	8,054,101	3,606,269
Preopening expenses	11,393	-	22,379	46,764
Depreciation and amortization	384,673	80,113	838,447	288,615
Impairment of intangible asset	-	100,000	-	100,000
Franchise advertising fund expenses	670	13,132	19,499	45,587
General and administrative expenses	1,136,424	457,282	6,098,379	6,800,536
Total Costs and Expenses	4,986,404	1,889,137	15,032,805	10,887,771
Loss from Operations	(1,636,299)	(736,592)	(7,663,633)	(7,487,081)

Other Income (Expense):
Other (expense) income, net	1,006,152	(5,360)	1,232,461	(18,908)
Interest expense, net	(2,483)	(20,128)	(38,817)	(114,861)
Change in fair value of accrued compensation	-	100,000	127,500	4,000
Gain on debt extinguishment	200,000	-	1,075,974	-
Amortization of debt discounts	-	-	-	(38,918)
Total Other Income (Expense), Net	1,203,669	74,512	2,397,118	(168,687)

Loss Before Income Tax	(432,630)	(662,080)	(5,266,515)	(7,655,768)
Income tax provision	-	-	-	-
Net Loss	$(432,630)	$(662,080)	$(5,266,515)	$(7,655,768)

Net Loss Per Share:
Basic and diluted	$(0.02)	$(0.09)	$(0.35)	$(1.06)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	17,704,445	7,633,347	14,991,168	7,217,767

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	5,714,464	$571	$53,339,793	$(53,094,602)	$245,762
Issuance of restricted stock	1,226	-	-
Common stock issued upon offering on February 12, 2020, net of underwriter’s discount and offering costs of $920,000	1,540,000	154	6,779,846	-	6,780,000
Restricted stock issued as compensation to executive team upon completion of the initial public offering	216,783	22	1,083,893	-	1,083,915
Common stock issued as compensation to board of directors	25,616	3	128,077	-	128,080
Stock-based compensation
Restricted common stock	-	-	20,148	-	20,148
Warrant	-	-	191,000	-	191,000
Net loss	-	-	-	(5,492,263)	(5,492,263)

Balance - March 31, 2020	7,883,089	$789	$63,467,718	$(58,586,865)	$4,881,642
Common stock issued as compensation for services	20,000	2	56,198	-	56,200
Common stock issued in exchange for accrued interest	51,105	5	357,730	-	357,735
Common stock issued as compensation to board of directors	4,340	-	11,874	-	11,874

Stock-based compensation: Restricted common stock	-	-	20,148		20,148
Net loss	-	-	-	(1,501,425)	(1,501,425)

Balance - June 30, 2020	7,958,534	$796	$63,913,668	$(60,088,290)	$3,826,174
Restricted common stock cancelled by executive team	(216,783)	(22)	(1,083,893)	-	(1,083,915)
Common stock cancelled by consultant issued for prior services	(300,000)	(30)	-		-
Common stock issued as compensation for services as per settlement	300,000	30	-	-	-
Common stock issued as compensation for services	53,571	5	200,700	-	200,705
Offering on September 10, 2020, net of underwriter’s discount and offering cost of $660,000	3,294,118	329	4,939,672	-	4,940,001
Warrant expense – Reclassed to accrued compensation for future options	-	-	(191,000)	-	(191,000)
Stock-based compensation:
Restricted common stock	-	-	20,367	-	20,367
Net loss	-	-	-	(662,080)	(662,080)

Balance - September 30, 2020	(11,089,440)	$1,108	$67,799,514	$(60,750,370)	$7,050,252

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	11,725,764	$1,172	$68,987,663	$(63,193,707)	$5,795,128
Issuance of restricted stock	1,200	-	-	-	-
Common stock issued as part of the acquisition of SuperFit Foods on March 25, 2021	268,240	27	624,973	-	625,000
Restricted common stock issued as compensation to executives and employees	221,783	22	636,495	-	636,517
Common stock issued as compensation to board of directors	28,837	3	57,199	-	57,202
Common stock issued as compensation for services	300,000	30	676,670	-	676,700
Stock-based compensation:
Restricted common stock	-	-	426	-	426
Net loss	-	-	-	(3,711,684)	(3,711,684)

Balance - March 31, 2021	12,545,824	$1,254	$70,983,426	$(66,905,391)	$4,079,289
Common stock, pre-funded warrants and warrant issued in private placement on April 7, 2021, net of fees $790,000	1,250,000	125	9,181,224	-	9,181,349
Common stock issued as part of the acquisition of Pokemoto on May 14, 2021	880,282	88	1,249,912	-	1,250,000
Exercise of pre-funding warrants	2,865,227	287	28,365	-	28,652
Cancellation of share per agreement with shareholder	(11,879)	(1)	(99,999)		(100,000)
Common stock issued as compensation for services	160,000	16	229,185	-	229,201
Net loss	-	-	-	(1,122,201)	(1,122,201)

Balance – June 30, 2021	17,689,454	1,769	81,572,113	(68,027,592)	13,546,290
Common stock issued as compensation to board of directors	20,829	2	29,159	-	29,161
Common stock issued to investor	15,000	2	20,999	-	21,001
Common stock issued as compensation for services	1,100	-	1,540	-	1,540
Net loss	-	-	-	(432,630)	(432,630)

Balance – September 30, 2021	17,726,383	$1,773	$81,623,811	$(68,460,222)	$13,165,362

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(5,266,515)	$(7,655,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	838,447	288,615
Stock-based compensation	1,779,248	2,619,522
Amortization of debt discounts	-	38,918
Gain on extinguishment of debt	(1,075,974)	-
Gain on change in fair value of accrued compensation	(127,500)	(4,000)
Impairment of intangible asset	-	100,000
Write off of property and equipment	37,027	41,480
Bad debt expense	18,676	-
Deferred rent	(13,156)	15,914

Changes in operating assets and liabilities:
Accounts receivable	(169,300)	(94,198)
Inventory	(45,020)	(7,634)
Prepaid expenses and other current assets	(1,084,132)	10,840
Security deposits and other assets	(6,000)	(50,600)
Accounts payable and accrued expenses	380,215	(520,405)
Deferred revenue	(240,345)	(244,843)
Other current liabilities	33,233	(14)
Total Adjustments	325,419	2,193,595
Net Cash Used in Operating Activities	(4,941,096)	(5,462,173)

Cash Flows from Investing Activities
Purchases of property and equipment	(183,861)	(568,733)
Cash paid in connection with the acquisition of SuperFit Foods	(500,000)	-
Cash paid in connection with the acquisition of Pokemoto	(2,815,390)	-
Collections from loans receivable	800	8,809
Net Cash Used in Investing Activities	(3,498,451)	(559,924)

Cash Flows from Financing Activities
Proceeds from offerings, net of underwriter’s discount and offering costs of $1,580,000	-	11,720,001
Proceeds from PPP loan	-	866,300
Proceeds from Private Placement Offering, net of offering costs	9,181,349	-
Proceeds from exercise of pre-funded warrants	28,652	-
Repayments of convertible note payable	-	(550,000)
Cash paid in connection with cancellation of shares	(100,000)	-
Repayments of other notes payable - related party	-	(91,000)
Repayments of other notes payables	(1,249,514)	(488,247)
Proceeds from other notes payable – related party	-	-
Proceeds from other note payable	-	150,000
Net Cash Provided by Financing Activities	7,860,460	11,607,054

Net (Decrease) Increase in Cash	(579,087)	5,584,957
Cash - Beginning of Period	4,195,932	478,854
Cash - End of Period	$3,616,845	$6,063,811

See Notes to the Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$66,179	$388,101

Supplemental disclosures of non-cash investing and financing activities
Common stock issued in exchange for accrued interest	$-	$357,735
Warrant expense – Reclassed to accrued compensation for future options	$-	$191,000

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS

Muscle Maker, Inc. (“MMI”), was incorporated in Nevada on October 25, 2019. MMI was a wholly owned subsidiary of Muscle Maker, Inc (“MMI-Cal”), a California corporation incorporated on December 8, 2014, but the two merged on November 13, 2019 with MMI as the surviving entity. MMI wholly owns Muscle Maker Development, LLC (“MMD”), Muscle Maker Corp, LLC (“MMC”) and Muscle Maker USA, Inc (“Muscle USA”). MMD was formed on July 18, 2017, in the State of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees. MMC was formed on July 18, 2017, in the State of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle USA was formed on March 14, 2019 in the State of Texas for the purpose of opening additional new corporate stores.

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

On May 14, 2021, MMI acquired PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, and TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”), a healthier modern culinary twist on the traditional Hawaiian poke classic. Pokemoto had thirteen locations in four states – Connecticut, Rhode Island, Massachusetts, and Georgia and offers up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere. The colorful dishes and modern chic dining rooms provide an uplifting dining experience for guests of all ages. Customers can dine in-store or order online via third party delivery apps for contactless delivery.

MMI and its subsidiaries are hereinafter referred to as the “Company”.

The Company operates under the name SuperFit Foods, Pokemoto and Muscle Maker Grill and is a franchisor and owner operator of Muscle Maker Grill, Healthy Joe’s and Pokemoto restaurants. As of September 30, 2021, the Company’s restaurant system included twenty-five company-owned restaurants, nineteen franchise restaurants, which includes the two locations in Kuwait, and one meal prep business. Three of the company-owned restaurants are delivery-only locations, including SuperFit Foods.

COVID-19

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, labor shortages resulting from various factors including mandatory vaccination requirements, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the year ended December 31, 2020 and continued into the nine months ended September 30, 2021. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, continued

Going Concern and Management’s Plans

As of September 30, 2021, the Company had a cash balance, a working capital surplus and an accumulated deficit of $3,616,845, $2,130,015, and $68,460,222, respectively. During the three and nine months ended September 30, 2021, the Company incurred a pre-tax net loss of $432,630and $5,266,515, respectively. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of the issuance of these condensed consolidated financial statements.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $2,976,255 and $6,720,030 during the three and nine months ended September 30, 2021, respectively. The Company recorded retail store revenues of $887,922 and $2,785,288 during the three and nine months ended September 30, 2020, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $132,175 and $318,074 during the three and nine months ended September 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $88,059 and $261,838 during the three and nine months ended September 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $234,670 and $256,808, respectively, during the three and nine months ended September 30, 2021, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenues from franchise fees of $125,710 and $215,340, respectively, during the three and nine months ended September 30, 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $6,335 and $54,761 during the three and nine months ended September 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. The Company recorded revenue from rebates of $37,722 and $92,637 during the three and nine months ended September 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. As of September 30, 2021 and December 31, 2020, the gift card liability was $93,146 and $91,034, respectively. For the three and nine months ended September 30, 2021, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $670 and $19,499, respectively, during the three and nine months ended September 30, 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations. The Company recorded contributions from franchisees of $13,132 and $45,587, respectively, during the three and nine months ended September 30, 2020, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $4,771 and $29,529 for the three and nine months ended September 30, 2021, and approximately $26,001 and $154,736 for the three and nine months ended September 30, 2020 respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following securities are excluded from the calculation of weighted average diluted common shares at September 30, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive:

	September 30,
	2021	2020
Warrants	6,605,516	2,582,857
Options	100,000	-
Convertible debt	32,350	32,350
Total potentially dilutive shares	6,737,866	2,615,207

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 54% and 62% of the Company’s purchases for the three and nine months ended September 30, 2021, respectively. Purchases from the Company’s largest supplier totaled 85% and 84% of the Company’s purchases for the three and nine months ended September 30, 2020, respectively.

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

See Note 13 – Equity – Warrant and Options Valuation for details related to the accrued compensation liability being fair valued using Level 1 inputs.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – ACQUISITIONS

SuperFit Foods Acquisition

On March 25, 2021, the Company entered into an asset purchase agreement with Superfit Foods, LLC, a Florida limited liability company and Superfit Foods, LLC, a Nevada limited liability company (the “Superfit Acquisition”). The purchase price of the assets and rights was $1,150,000. The purchase price is payable as follows: $500,000 that was paid at closing, of which $25,000 was released from an escrow account held by our attorney, and $625,000 paid in 268,240 shares of common stock to be held for six months before being registered. The remaining $25,000 shall be paid in shares of common stock provided that the seller meets various obligation, within 60 days, as outline in the purchase agreement. As of September 30, 2021, the Company and former owner agreed that not all obligations were met, and we have no further obligation to issue the $25,000 shares of common stock. As of September 30, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

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

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$3,350,105	$2,014,395	$7,876,672	$4,262,540
Restaurant operating expenses	3,453,244	2,010,918	8,508,874	4,378,577
Total cost and expenses	4,986,404	2,661,445	15,487,578	11,660,079
Loss from Operations	(1,636,299)	(647,050)	(7,610,906)	(7,397,539)

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$3,350,105	$2,025,219	$8,666,00	$5,227,429
Restaurant operating expenses	3,453,244	1,855,289	8,919,110	4,940,589
Total cost and expenses	4,986,404	2,632,971	16,170,438	12,510,336
Loss from Operations	(1,636,299)	(607,752)	(7,504,434)	(7,282,907)

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

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$3,350,105	$2,887,069	$9,173504	$6,089,279
Restaurant operating expenses	3,453,244	2,627,597	9,373,883	5,712,897
Total cost and expenses	4,986,404	3,405,279	16,625,211	13,282,644
Loss from Operations	(1,636,299)	(518,210)	(7,451,707)	(7,193,365)

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

At September 30, 2021 and December 31, 2020, the Company’s loans receivable consists of the following:

	September 30, 2021	December 31, 2020
Loans receivable, net	$8,209	$3,390
Less: current portion	(8,209)	(2,394)
Loans receivable, non-current	$-	$996

Loans receivable includes loans to franchisees and a former franchisee totaling, in the aggregate, $8,209 and $3,390, net of reserves for uncollectible loans of $61,275 and $106,900 at September 30, 2021 and December 31, 2020, respectively. The remaining loan has an original term of 10 years, earn interest at rate of 12% annually, and is being paid on a monthly basis.

NOTE 5 – PREPAID EXENSES AND OTHER CURRENT ASSETS

At September 30, 2021 and December 31, 2020, the Company’s prepaid expenses and other current assets consists of the following:

	September 30, 2021	December 31, 2020

Prepaid expenses	$68,418	$23,446
Preopening expenses	1,556	17,457
Other receivables	998,758	-
Prepaid and Other Current Assets	$1,068,732	$40,903

Include in prepaid and other current assets is a receivable of $998,758 related to the employee retention tax credits receivable from the Internal Revenue Services (“IRS”) that was made available to companies effected by Covid-19. The Company started to early access the credit in the fourth quarter of 2021 as allowed by the IRS.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2021 and December 31, 2020 property and equipment consists of the following:

	September 30, 2021	December 31, 2020

Furniture and equipment	$1,373,405	$1,143,320
Vehicles	55,000	-
Leasehold improvements	2,174,899	1,940,907
Property and equipment, gross	3,603,304	3,084,227
Less: accumulated depreciation and amortization	(1,114,639)	(741,504)
Property and equipment, net	$2,488,665	$2,342,723

Depreciation expense amounted to $146,656 and $435,421 for the three and nine months ended September 30, 2021, respectively. Depreciation expense amounted to $64,030 and $240,716 for the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2021, the Company wrote off property and equipment with an original cost value of $0 and $99,313 related to a closed location and a future location that was terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $0 and $37,027 after accumulated depreciation of $0 and $62,286 in the unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2020, the Company wrote off property and equipment with an original cost value of $151,111 related to a closed location and a future location that was terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $41,480 after accumulated depreciation of $109,631 in the unaudited condensed consolidated statement of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements which are amortized over useful lives of thirteen years.

A summary of the intangible assets is presented below:

Intangible Assets	Trademark	Franchise Agreements	Trademark Superfit	Domain Name Superfit	Customer List Superfit	Proprietary Recipes Superfit	Non-Compete Agreement Superfit	Trademark Pokemoto	Franchisee License Pokemoto	Proprietary Recipes Pokemoto	Non-Compete Agreement Pokemoto	Total
Intangible assets, net at December 31, 2020	$2,524,000	$354,278	$-	$-	$-	$-	$-	$-	$-	$-	$-	$2,878,278
Superfit acquisition	-	-	45,000	125,000	140,000	160,000	260,000	-	-	-	-	730,000
Pokemoto acquisition	-	-	-	-	-	-	-	175,000	2,775,000	1,130,000	480,000	4,560,000
Amortization expense	-	(37,777)	(4,658)	(12,938)	(14,491)	(16,561)	(44,836)	(13,321)	(105,620)	(61,427)	(91,397)	(403,026)
Intangible assets, net at September 30, 2021	$2,524,000	$316,501	$40,342	$112,062	$125,509	$143,439	$215,164	$161,679	$2,669,380	$1,068,573	$388,603	$7,765,252

Weighted average remaining amortization period at September 30, 2021 (in years)		6.31	4.48	4.48	4.48	4.48	2.28	4.62	9.62	6.62	1.62

Amortization expense related to intangible assets amounted to $238,017 and $403,023 for the three and nine months ended September 30, 2021, respectively. Amortization expense related to intangible assets amounted to $16,083 and $47,899 for the three and nine months ended September 30, 2020, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Accounts payable	$891,540	$692,966
Accrued payroll	156,107	78,667
Accrued professional fees	329,243	224,028
Accrued board members fees	42,275	36,697
Accrued rent expense	216,074	171,266
Sales taxes payable (2)	228,323	231,177
Accrued interest	26,158	25,222
Other accrued expenses	89,213	40,912
Total Accounts Payable and Accrued Expenses	$1,978,933	$1,500,935

(2)	See Note 12 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

NOTE 9 – DEFERRED REVENUE

At September 30, 2021 and December 31, 2020, deferred revenue consists of the following:

	September 30, 2021	December 31, 2020
Franchise fees	$890,200	$983,958
Unearned vendor rebates	-	23,171
Less: Unearned vendor rebates, current	-	(23,171)
Less: Franchise fees, current	(44,437)	(39,687)
Deferred revenues, non-current	$845,763	$944,271

See Note 12 – Commitments and Contingencies – Franchisee Agreements for details related to the sale of a Pokemoto franchisee agreement for three locations.

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Gift card liability	$93,146	$91,034
Co-op advertising fund liability	299,922	299,490
Advertising fund liability	281,583	250,894
	$674,651	$641,418

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – NOTES PAYABLE

Convertible Notes

Convertible Note Payable to Former Parent

As of September 30, 2021, the Company had an amount of $82,458 in convertible notes payable to Former Parent outstanding.

Other Convertible Notes

As of September 30, 2021 and December 31, 2020, the Company has another convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 12 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 other convertible note payable.

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

As of September 30, 2021, the Company had an amount of $291,053 in paycheck protection loans second draw (the “PPP 2 Loan”) that was acquired in the Pokemoto acquisition.

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

During the nine months ended September 30, 2021, as part of the Pokemoto acquisition the Company acquired $1,171,400 loans issued by the Small Business Administration under its Economic Injury Disaster Loans (“EIDL”). The Company repaid all the loans in full during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021 and 2020, the Company repaid a total amount of $1,249,541 and $488,247, respectively, of the other notes payable.

As of September 30, 2021, the Company had an aggregate amount of $1,353,304 in other notes payable. The notes had interest rates ranging between 1% - 8% per annum, due on various dates through October 31, 2025.

The maturities of other notes payable as of September 30, 2021, are as follows:

Principal
Repayments due as of	Amount
09/30/2022	$186,035
09/30/2023	207,409
09/30/2024	216,706
09/30/2025	157,494
09/30/2026	585,660
$1,353,304

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On February 7, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with business and marketing advice as needed. The term of the agreement is for five months from the effective date on February 7, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 60,000 shares of common stock upon the effective date of the agreement with the remaining 40,000 to be issued upon the successful completion of the agreement. As of September 30, 2021, the consultant has not met the terms of the agreement and the remaining 40,000 shares has not been issued.

On March 8, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with financial and business advice. The term of the agreement is for five months from the effective date on March 8, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 70,000 shares of common stock upon the effective date of the agreement with the remaining 30,000 to be issued upon the successful completion of the agreement. As of September 30, 2021, the consultant has not met the terms of the agreement and the remaining 30,000 shares has not been issued.

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

Company-Owned Restaurants

During the nine months ended September 30, 2021 and through the date of the issuance of these consolidated financial statements, the Company closed 5 delivery-only kitchen locations. The decision was made not to renew the monthly license agreement after their initial one-year term at these locations as a cost saving measure due to the location not performing as anticipated. Four of the locations were located in the Chicago market and the last one was located in Philadelphia. The existing assets at these locations were transfer to a storage unit and will be installed in future new locations.

Litigations, Claims and Assessments

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of September 30, 2021, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $26,158 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of September 30, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of September 30, 2021, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of September 30, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

On July 2, 2021, the Company was named as a defended in a wage dispute by a former employee. On July 27, 2021, the Company entered a settlement with the plaintiff for an amount of $18,500 which was paid as of September 30, 2021.

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

Franchising

On or about August 5, 2021, the Company entered into a franchise agreement for three Pokemoto locations with a franchisee. The Franchisee paid the Company $40,000 and this has been recorded in deferred revenue as of September 30, 2021.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company had accrued $228,323 and $231,177 which includes penalties and interest as of September 30, 2021 and December 31, 2020, respectively, related to this matter.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 – EQUITY

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

On May 27, 2021, the Company cancelled 11,879 shares of common stock previously issued to an investor pursuant a settlement agreement in exchange for $100,000 the portion paid by the Company in the Settlement. See Note 12 – Commitments and Contingencies – Litigation, Claims and Assessments for further details related to the settlement.

On August 24, 2021, the Company issued an aggregate of 15,000 shares of common stock of the Company to a digital marketing consultant, pursuant to their service agreement, with an aggregate fair value of $20,999.

On August 24, 2021, the Company authorized the issuance of an aggregate of 20,829 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2021.

On August 26, 2021, the Company issued an aggregate of 1,100 shares of common stock of the Company to an investor in the Company.

See Note 4 – Acquisitions – Pokemoto Acquisition and SupferFit Foods Acquisition for details related to the stock issuance in connection with the acquisitions.

See Note 12 – Commitments and Contingencies – Consulting Agreements for details related to additional stock issuances during the nine months ended September 30, 2021.

See Note 13 – Equity – warrants for details related to stock issuance in connection with the exercising of warrants.

Restricted Common Stock

On February 11, 2021, the Company issued an aggregate of 221,783 shares of restricted common stock of the Company to various executives and an employee. The restricted common stock is fully vested upon the date of grant.

A summary of the activity related to the restricted common stock for the six months ended September 30, 2021 is presented below:

		Weighted Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2021	1,200	$65.33
Granted	221,783	2.87
Forfeited	-	-
Vested	(222,983)	(3.21)
Outstanding at September 30, 2021	-	$-

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to $51,702 and $1,779,248 for the three and nine months ended September 30, 2021, respectively, of which $50,488 and $1,774,876, respectively, was recorded in general and administrative expenses and $1,215 and $4,372, respectively, was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to ($1,005,698) and $2,619,522 for the three and nine months ended September 30, 2020, respectively, of which ($1,006,656) and $2,617,460, respectively, was recorded in general and administrative expenses and $958 and $2,062, respectively, was recorded in labor expense within restaurant operating expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 – EQUITY, continued

Options

A summary of option activity during the three and nine months ended September 30, 2021 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Life
	Options	Exercise Price	In Years
Outstanding, December 31, 2020	300,000	$3.33	1.1
Issued	-	-
Exercised	-	-
Forfeited	(200,000)	2.50
Outstanding, September 30, 2021	100,000	$5.00	2.18

Exercisable, September 30, 2021	100,000	$5.00	2.18

Warrants

A summary of warrants activity during the nine months ended September 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding, December 31, 2020	2,582,857	$4.08	3.3
Issued	6,980,454	1.44	-
Exercised	(2,865,227)	0.01	-
Forfeited/cancelled	(92,568)	19.99	-
Outstanding, September 30, 2021	6,605,516	$2.83	4.1

Exercisable, September 30, 2021	6,605,516	$2.83	4.1

See Note 12 – Commitments and Contingencies – Private Placement for details related to the warrants issued during the six months ended June 30, 2021.

On May 24, 2021, the Company issued 1,465,227 shares of common stock in connection with the exercising of the Pre-Funded Warrant for $14,652.

On May 28, 2021, the Company issued 1,400,000 shares of common stock in connection with the exercising of the Pre-Funded Warrant for $14,000.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to September 30, 2021, and through the date of the issuance of these consolidated financial statements, the Company closed 1 additional delivery-only kitchen locations. The decision was made not to renew the monthly license agreement after their initial one-year term at the location as a cost saving measure due to the location not performing as anticipated. The existing assets at the location were transfer to a storage unit and will be installed in future new locations.

On November 11, 2021, we completed the conversion from one of our existing Muscle Maker Grill location, located in Fort Meade, MD, to a Pokemoto location.

Master Franchise Agreement

On October 25, 2021, Muscle Maker Development International LLC (“MMDI”), a wholly-owned subsidiary of Muscle Maker Inc., entered into a Master Franchise Agreement (the “Master Franchise Agreement”) with Almatrouk Catering Company – OPC (“ACC”) providing ACC with the right to grant franchises for the development of 40 “Muscle Maker Grill” restaurants through December 31, 2030 (the “Term”) in the Kingdom of Saudi Arabia (“KSA”).

Under the Master Franchise Agreement, MMDI has granted to ACC an exclusive right to establish and operate Muscle Maker restaurants in the KSA. MMDI will not own or operate restaurants in KSA, grant franchises for the restaurants in KSA, or grant Master Franchise Rights for the restaurants to other persons within the KSA. ACC will be solely responsible for the development, sales, marketing, operations, distribution and training of all franchise locations sold in the KSA.

ACC is required to pay MMDI $150,000 upon execution of the Master Franchise Agreement, $20,000 upon the execution of each franchise agreement for each individual restaurant and a monthly royalty fee of $1,000 for each restaurant. Further, ACC is required to cause its franchisees to open the agreed upon restaurants during each development period during the Term.

Pokemoto Franchisee Sales

Subsequent to September 30, 2021, through the date of the filing of this report the Company entered into four franchisee agreement with various franchisee for a total of four future locations.

Common Stock Issuance

On October 11, 2021, the Company issued an aggregate of 40,000 shares of common stock of the Company to a consultant for general consulting services, pursuant to their service agreement, with an aggregate fair value of $40,800.

On October 21, 2021, the Company authorized the issuance of an aggregate of 24,275 shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2021.

On October 22, 2021, the Company issued an aggregate of 15,000 shares of common stock of the Company to a digital marketing consultant, pursuant to their service agreement, with an aggregate fair value of $15,150.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill” refers to the name under which our corporate and franchised restaurants do business. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

OVERVIEW

We operate under the name SuperFit Foods, Pokemoto and Muscle Maker Grill as a franchisor and owner-operator of Muscle Maker Grill restaurants and Healthy Joe’s restaurants. As of September 30, 2021, the Company’s restaurant system included twenty-five company-owned restaurants, nineteen franchise restaurants, which includes the two locations in Kuwait, and one meal prep business. Three of the company-owned restaurants are delivery-only locations, including SuperFit Foods.

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

As of September 30, 2021, we had an accumulated deficit of $68,027,592 and expect to continue to incur operating and net losses for the foreseeable future. In its report on our consolidated financial statements for the fiscal year ended December 31, 2020, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern. See “Liquidity and Capital Resources – Availability of Additional Funds and Going Concern” and Note 1 – Business Organization and Nature of Operations, Going Concern and Management’s Plans to Notes to Consolidated Financial Statements for additional information describing the circumstances that led to the inclusion of this explanatory paragraph.

Key Financial Definitions

Total Revenues

Our revenues are derived from three primary sources: company restaurant sales, franchise revenues and vendor rebates from Franchisees. Franchise revenues are comprised of franchise royalty revenues collected based on 5% to 6% of franchisee net sales and other franchise revenues which include initial and renewal franchisee fees. Vendor rebates are received based on volume purchases or services from franchise owned locations.

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

General and Administrative Expenses

General and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including wages, benefits, travel expense, stock-based compensation expense, legal and professional fees, training, and other corporate costs. We expect to incur incremental general and administrative expenses as a result of becoming a public listed company on the Nasdaq capital market. A certain portion of these expenses are related to the preparation of an initial stock offering and subsequent capital raises and should be considered one-time expenses.

Other Income (Expense), net

Other expenses primarily consist of amortization of debt discounts on the convertible notes payable and interest expense related to other notes payable and convertible notes payable.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Consolidated Results of Operations

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

The following table represents selected items in our condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended
	September 30,
	2021	2020

Revenues:
Company restaurant sales, net of discounts	$2,976,255	$887,922
Franchise royalties and fees	373,180	251,491
Franchise advertising fund contributions	670	13,132
Total Revenues	3,350,105	1,152,545

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,165,607	346,808
Labor	1,230,776	420,804
Rent	343,637	184,309
Other restaurant operating expenses	713,224	286,689
Total restaurant operating expenses	3,453,244	1,238,610
Depreciation and amortization	384,673	80,113
Impairment of intangible asset	-	100,000
Franchise advertising fund expenses	670	13,132
Preopening expenses	11,393	-
General and administrative expenses	1,136,424	457,282
Total Costs and Expenses	4,986,404	1,889,137
Loss from Operations	(1,636,299)	(736,592)

Other Income (Expense):
Other income (expense), net	1,006,152	(5,360)
Interest expense, net	(2,483)	(20,128)
Change in fair value of accrued compensation	-	100,000
Gain on extinguishment of debt	200,000	-
Total Other Income, Net	1,203,669	74,512

Loss Before Income Tax	(432,630)	(662,080)
Income tax provision	-	-
Net Loss	$(432,630)	$(662,080)

Revenues

Company total revenues totaled $3,350,105 for the three months ended September 30, 2021 compared to $1,152,545 for the three months ended September 30, 2020. The $2,197,560 increase was primarily attributable to an increase in restaurant sales due to new store opening and stores acquired through our acquisitions.

We generated restaurant sales, net of discounts, of $2,976,255 for the three months ended September 30, 2021 compared to $887,922, for the three months ended September 30, 2020. This represented an increase of $2,088,333 which is primarily due to new store opening and store acquired subsequent to the prior period.

Franchise royalties and fees for the three months ended September 30, 2021 and 2020 totaled $373,180 compared to $251,491, respectively. The $121,689 increase is primarily attributable to an increase in royalty income of $44,116 due to additional franchisee locations as part of the Pokemoto acquisition and an increase of $108,960 in initial franchisee fees due to franchise agreements terminations as compared to the prior period, partially offset by a decrease in vendor rebates of $31,387 which is a direct result of the increase in vendor rebates earned by company owned stores as compared to franchisee locations as vendor rebates earned by company owned stores are accounted for as a reduction of restaurant food and beverage costs.

Franchise advertising fund contributions for the three months ended September 30, 2021 and 2020 totaled $670 compared to $13,132, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the three months ended September 30, 2021 and 2020 totaled $1,165,607, or 37.5%, as a percentage of restaurant sales, and $346,808, or 39.1% as a percentage of restaurant sales, respectively. The $770,373 increase was primarily due to the cloud kitchens opened and the store acquired as compared to the prior period.

Restaurant labor for the three months ended September 30, 2021 and 2020 totaled $1,230,776, or 41.4%, as a percentage of restaurant sales, and $420,804, or 47.4%, as a percentage of restaurant sales, respectively. The $809,972 increase is a direct result of more company stores owned as compared to the prior period. The decrease in labor as percentage of restaurant sales is attributed partially to the increase in sales at our location and also an improvement in operating efficiencies but despite the decrease in labor as a percentage of sales management believes there is room for improvement as we are currently faced with the challenges of labor shortages.

Restaurant rent expense for the three months ended September 30, 2021 and 2020 totaled $343,637, or 11.55%, as a percentage of restaurant sales, and $184,309, or 20.8%, as a percentage of restaurant sales, respectively.

Other restaurant operating expenses for the three months ended September 30, 2021 and 2020 totaled $713,224, or 23.9% as a percentage of restaurant sales, and $286,689, or 32.3% as a percentage of restaurant sales, respectively. The $426,535 increase is attributed directly to the increase in our company store counts.

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 totaled $384,673 and $80,113, respectively. The $304,560 increase is primarily attributable to an increase in amortization expense, as compared to the prior period, due to the amortizable intangible’s assets acquired with our Pokemoto and SuperFit food acquisition. The remainder of the increase is attributed to depreciation expense related to additional property and equipment acquired for new store build outs and the assets acquired in our acquisitions.

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

General and administrative expenses for the three months ended September 30, 2021 and 2020 totaled $1,136,424, or 34.4% of total revenues, and $457.282, or 39.7% of total revenues, respectively. The $679,142 increase is primarily attributable to an increase in salaries and benefits of $1,172,413, as compared to the prior period which is a direct result of the reversal in stock-based compensation expense of $1,083,893 during the third quarter of 2020 that was originally recognized in the first quarter of 2020 as a result of restricted stock that were cancelled by the executive team on August 11, 2020, in exchange for no further compensation. This was offset by a decrease in professional fees and consulting expenses of $346,227, a decrease in write off fixed assets of $41,480 taken in the third quarter of 2020 and a decrease of $96,381 in various other expenses.

Loss from Operations

Our loss from operations for the three months ended September 30, 2021 and 2020 totaled $1,636,299 or 49.6% of total revenues and $736,592 or 63.9% of total revenues, respectively. The decrease of $899,707 in loss from operations is primarily attributable to an increase in total revenues of $2,149,134 as compared to the prior period partially offset by an increase of total costs and expenses of approximately $3,048,841.

Other Income, net

Other income, net for the three months ended September 30, 2021 and 2020 totaled $1,203,669 and $74,512, respectively. The $1,129,157 increase in other income was primarily attributable to an increase in other income consisting mainly of employee retention tax credits receivable from the Internal Revenue Services that was made available to companies effected by Covid-19 and a gain on extinguishment of debt of $200,000 which relates to old account payables.

Net Loss

Our net loss for the three months ended September 30, 2021 decreased by $229,450 to $432,630 as compared to $662,080 for the three months ended September 30, 2020, resulting from a increase in other income, net partially offset by an increase in our loss from operations as compared to the prior period.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

The following table represents selected items in our condensed consolidated statements of operations for the Nine Months ended September 30, 2020 and 2019, respectively:

	For the Nine Months Ended
	September 30,
	2021	2020

Revenues:
Company restaurant sales, net of discounts	$6,720,030	$2,785,288
Franchise royalties and fees	629,643	569,815
Franchise advertising fund contributions	19,499	45,587
Total Revenues	7,369,172	3,400,690

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	2,542,333	1,067,831
Labor	2,901,613	1,350,247
Rent	904,758	468,590
Other restaurant operating expenses	1,705,397	719,601
Total restaurant operating expenses	8,054,101	3,606,269
Preopening expenses	22,379	46,764
Depreciation and amortization	838,447	288,615
Impairment of intangible asset	-	100,000
Franchise advertising fund expenses	19,499	45,587
General and administrative expenses	6,098,379	6,800,536
Total Costs and Expenses	15,032,805	10,887,771
Loss from Operations	(7,663,633)	(7,487,081)

Other (Expense) Income:
Other (expense) income, net	1.232.461	(18,908)
Interest expense, net	(38,817)	(114,861)
Gain on change in fair value of accrued compensation	127,500	4,000
Gain on debt extinguishment	1,075,974	-
Amortization of debt discounts	-	(38,918)
Total Other Expense, Net	2,397,118	(168,687)

Loss Before Income Tax	(5,266,515)	(7,655,768)
Income tax provision	-	-
Net Loss	$(5,266,515)	$(7,655,768)

Revenues

Company total revenues totaled $7,369,172 for the nine months ended September 30, 2021 compared to $3,400,690 for the nine months ended September 30, 2020. The $3,968,482 is primarily attributable to an increase in restaurant sales due to new store opening and stores acquired through our acquisitions.

We generated restaurant sales, net of discounts, of $6,720,030 for the nine months ended September 30, 2021 compared to $2,785,288, for the nine months ended September 30, 2020. This represented an increase of $3,934,742, or 141.3%, which is attributable to an increase of approximately $1,461,000 in restaurants sales due to additional of our Pokemoto company owned stores and approximately $1,103,000 sales through SuperFit Foods our meal prep company as compared to prior period. The remainder of the increase of approximately $ 1,370,000 is attributed to our Muscle Maker grill company owned stores.

Franchise royalties and fees for the nine months ended September 30, 2021 and 2020 totaled $629,643 compared to $569,815, respectively. The $59,828 increase is primarily attributable to an increase in initial franchise fees of $41,468 being recognized due to franchisee agreement terminations and normal amortization of franchise fees in the current period as compared to the prior period, and due to an increase in royalty income of $56,236 due to increased stores sales by our franchisees partly due to the acquisition of our Pokemoto concept. Partially offset by a decrease in vendor rebate revenues of $37,876 which is a direct result of the increase in vendor rebates earned by company owned stores as compared to franchisee locations as vendor rebates earned by company owned stores are accounted for as a reduction of restaurant food and beverage costs.

Franchise advertising fund contributions for the nine months ended September 30, 2021 and 2020 totaled $19,499 compared to $45,587, respectively.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the nine months ended September 30, 2021 and 2020 totaled $2,542,333, or 37.8%, as a percentage of restaurant sales, and $1,067,831, or 38.3%, as a percentage of restaurant sales, respectively. The $1,474,502 increase primarily is due to a higher store count during the period as compared to the prior period which resulted in higher sales and directly increased food and beverage costs. Management believes there is room for improvement on restaurant food and beverage cost as a percentage of sales but we are currently facing shortages in supplies from various suppliers thus resulting in higher food costs at times.

Restaurant labor for the nine months ended September 30, 2021 and 2021 totaled $2,901,613, or 43.1%, as a percentage of restaurant sales, and $1,350,247, or 48.5%, as a percentage of restaurant sales, respectively. The $1,551,366 increase results primarily due a higher store count during the period as compared to the prior period as the Company opened and acquired more stores as compared to the prior period. The decrease in labor as percentage of restaurant sales is attributed partially to the increase in sales at our location and also an improvement in operating efficiencies but despite the decrease in labor as a percentage of sales management believes there is room for improvement as we are currently faced with the challenges of labor shortages.

Restaurant rent expense for the nine months ended September 30, 2021 and 2020 totaled $904,758, or 13.5%, as a percentage of restaurant sales, and $468,590, or 16.8%, as a percentage of restaurant sales, respectively. The increase of $436,168 is directly attributed to our new store openings and the stores acquired through our acquisitions.

Other restaurant operating expenses for the nine months ended September 30, 2021 and 2020 totaled $1,705,397, or 25.4% as a percentage of restaurant sales, and $719,601, or 25.8% as a percentage of restaurant sales, respectively. The $985,796 increase is primarily due to higher third party merchant fees, utility fees and insurance expenses attributed to a higher store count during the period as compared to the prior period as the Company opened new locations and acquired more franchisee stores as compared to the prior period.

Preopening expense for the nine months ended September 30, 2021, totaled $22,379 as compared to $46,764 for the nine months ended September 30, 2021.

Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 totaled $838,447 and $288,615, respectively. The $549,832 increase is primarily attributable to an increase in amortization expense of $354,852, as compared to the prior period, due to an increase in intangible assets acquired through our Pokemoto and SuperFit foods acquisition. The remaining increase of $194,979 is attributed to depreciation expense related to additional property and equipment acquired for new store build outs, remodeling of an existing company owned restaurant and the fixed assets acquired through our acquisitions compared to the prior period.

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

General and administrative expenses for the nine months ended September 30, 2021 and 2020 totaled $6,098,379, or 82.8% of total revenues, and $6,800,536, or 200.0% of total revenues, respectively. The $702,157 decrease is directly attributed to a decrease in consulting expenses of approximately $1,815,000 which is mainly due to stock-based compensation expense for stock issued to various consultants in the prior period as compared to the current period, a decrease of approximately $125,000 in marketing and advertising fees, and a decrease of approximately $118,000 in various other expenses for example office supplies, utilities, rent etc. Partially offset by an increase in salaries and benefits of approximately $808,000, which includes stock based compensation of $636,517 for stock issued to employees and an increase in professional fees of approximately $541,000, which was mainly attributed to a onetime fee paid to a professional in connection with the private placement.

Loss from Operations

Our loss from operations for the nine months ended September 30, 2021 and 2020 totaled $7,663,633 or 104% of total revenues and $7,487,081 or 220.2% of total revenues, respectively. The increase of $176,552 in our loss from operations is primarily attributable to an increase in total costs and expenses of approximately $4,145,034, partially offset by the increase in total revenues of approximately $3,968,482.

Other Income (Expense), net

Other income (expense), net for the nine months ended September 30, 2021 and 2020 totaled $2,397,118 and ($168,687), respectively. The $2,565,805 decrease in expense was primarily attributable to a gain on extinguishment of debt of $1,075,974 due to the forgiveness of our PPP loan and accounts payable, an increase in other income of approximately $1,251,369 due to employee retention tax credits receivable of approximately $993,000 from the Internal Revenue Services that was made available to companies effected by Covid-19, including the revitalization fund grant of approximately $240,000 that was attributed to one of our store locations, an increase of $123,500 in the change in fair value of accrued compensation issued during the current period as compared to the prior period due to administrative delays by the Company as the shares were earned by the consultant but not issued in the correct period. Attributing to the increase in other income (expense) is a decrease in interest expense of $76,044 due to the reduction of interest-bearing instrument in the current period as compared to the prior period and finally a decrease in amortization of debt discounts of $38,918

Net Loss

Our net loss for the nine months ended September 30, 2021 decreased by $2,389,253 to $5,266,515 as compared to $7,655,768 for the nine months ended September 30, 2020, resulting from an increase in total revenues of $3,968,482 and an increase of total other income of $ 2,565,805 partially offset by an increase in total costs and expenses of $4,145,034.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30, 2021	December 31, 2020
Cash	$3,616,845	$4,195,932
Working Capital Surplus	$2,130,015	$1,383,568
Convertible notes payable, net of debt discount of $0 and $38,918, respectively	$182,458	$182,458
Other notes payable, including related party	$1,353,304	$1,276,692

Availability of Additional Funds and Going Concern

Although we have a working capital surplus of $2,130,015, we presently have an accumulated deficit of $68,460,222, as of September 30, 2021, and we utilized $4,941,096 of cash in operating activities during the nine months ended September 30, 2021, therefore we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

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

Sources and Uses of Cash for the nine month ended September 30, 2021 and September 30, 2020

During the nine months ended September 30, 2021 and 2020, we used cash of $4,941,096 and $5,462,173, respectively, in operations. Our net cash used in operating activities for the nine months ended September 30, 2021 was primarily attributable to our net loss of $5,266,515, adjusted for net non-cash items in the aggregate amount of $1,656,768 and $1,331,349 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2021, net cash used in investing activities was $3,498,451, of which $183,861 was used to purchase property and equipment, $500,000 used in connection with acquisition of SuperFit foods a healthy meal prep Company, $2,815,390 used in connection with acquisition of Pokemoto a healthier modern culinary twist on traditional Hawaiian poke classic, partially offset by $800 of loans collections from franchisees. During the nine months ended September 30, 2020, net cash used in investing activities was $559,924, of which $568,733 was used to purchase property and equipment, partially offset by $8,809 of loans repayments by franchisees and a related party.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $7,860,460 of which $9,181,350 was contributed by proceeds from a private placement offering , net of offering costs, and proceeds from the exercising of the pre-funded warrants of $28,652, partially offset by repayments of various other notes payable of $1,249,541, which consisted mainly of SBA loans that was acquired through the Pokemoto acquisition and $100,000 cash paid to a former investor in connection with the cancellation of their shares. Net cash provided by financing activities for the nine months ended September 30, 2020 was $11,607,054 of which an aggregate of $11,720,001 proceeds from the offerings, net of underwriter’s discount and offering costs, $150,000 proceeds from other note payable, $866,300 proceeds from the PPP loan, partially offset by repayments of various convertible notes of $550,000 and $579,247 of repayments of other notes payables, including a related party.

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

Restaurant Sales

Retail store revenue at Company operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discount and other sales related taxes. The Company recorded retail store revenues of $2,976,255 and $6,720,030 during the three and nine months ended September 30, 2021, respectively. The Company recorded retail store revenues of $887,922 and $2,785,288 during the three and nine months ended September 30, 2020, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $132,175 and $318,074 during the three and nine months ended September 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenue from royalties of $88,059 and $261,838 during the three and nine months ended September 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenues from franchise fees of $234,670 and $256,808, respectively, during the three and nine months ended September 30, 2021, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. The Company recorded revenues from franchise fees of $125,710 and $215,340, respectively, during the three and nine months ended September 30, 2020, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $6,335 and $54,761 during the three and nine months ended September 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. The Company recorded revenue from rebates of $37,722 and $92,637 during the three and nine months ended September 30, 2020, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2021, the Company determined that no gift card breakage is necessary based on current redemption rates.

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

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $670 and $19,499, respectively, during the three and nine months ended September 30, 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations. The Company recorded contributions from franchisees of $13,132 and $45,587, respectively, during the three and nine months ended September 30, 2020, which is included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations

Income Taxes

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2021.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that existed as of September 30, 2021, as discussed below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in material pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the material legal proceedings that have become a reportable event or which have had material developments during the quarter ended September 30, 2021.

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of September 30, 2021, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien for labor, service, equipment and materials in the total amount of $98,005. The Company intends to set up various payment plans with these vendors. As of September 30, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. The Company is working with legal counsel in order to reach a settlement. As of September 30, 2021, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company owned store that was closed in 2018. As of September 30, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

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

On July 2, 2021, the Company was named as a defended in a wage dispute by a former employee. On July 27, 2021, the Company entered a settlement with the plaintiff for an amount of $18,500 which was paid as of September 30, 2021.

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

Muscle Maker or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued $228,323 and $231,177 which includes penalties and interest as of September 30, 2021 and December 31, 2020, respectively, related to this matter. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

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

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the quarter ended September 30, 2021. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report. As a result of the pandemic the restaurant industry has experience sporadic supply chain disruption resulting in potential increased food costs. In addition, labor shortages are more prevalent through out the food industry resulting in the potential labor cost increases. As a result the industry has adopted various hiring standards and methods to retain current employeesc.

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

On August 24, 2021, the Company issued an aggregate of 15,000 shares of common stock of the Company to a digital marketing consultant, pursuant to their service agreement, with an aggregate fair value of $20,999.

On August 24, 2021, the Company authorized the issuance of an aggregate of 20,829 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2021.

On August 26, 2021, the Company issued an aggregate of 1,100 shares of common stock of the Company to an investor in the Company.

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

Item 6. Exhibits.

Exhibit No.	Exhibit Description

3.1	Certificate of amendment to Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Chief Financial Officer
(Principal Financial and Accounting Officer)

