Form 10-K
period 2021-12-31
Muscle Maker, Inc.
filed 2022-03-17
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39223

Muscle Maker, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $21,006,142.

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 16, 2022, was 28,620,355.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MUSCLE MAKER, INC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report under “Risk Factors” and Item 7 of this Annual Report under “Management’s Discussion and Analysis of Financial Condition and Result of Operations”.

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

ITEM 1. BUSINESS.

Our Business Overview

Muscle Maker, Inc. (referred to herein as “MMI” or “Company”), was incorporated under the laws of the state of Nevada on October 25, 2019. The principal corporate office of MMI is located at 2600 South Shore Blvd., Suite 300, League City, Texas, 77573, and the telephone number at that location is (682)708-8250. Our website address is https://www.musclemakergrill.com.

MMI together with its subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company. The terms “we”, “us” and “our” are also used in the Form 10-K to refer to the Company. Throughout the Form 10-K, the terms “restaurants”, “stores”, “eatery” and “locations” are used inter changeably. While MMI, as the parent Company, does not directly own or operate any restaurants throughout this document we may refer to restaurants that are owned or operated by our subsidiaries as being Company-owned.

MMI is our parent company. We own and operate three unique “healthier for you” restaurant concepts within our portfolio of companies: Muscle Maker Grill restaurants, SuperFit Foods meal prep and Pokemoto Hawaiian Poke restaurants. Our Company was founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. We believe our portfolio of companies directly satisfy these consumer needs. We focus on lean proteins, fresh fruits and vegetables, proprietary sauces, whole grains and various other items like protein shakes, meal plans, specialty drinks and super foods. Each of our three concepts offers different menus that are tailored to specific consumer segments. We operate in the fast-casual and meal prep segments of the restaurant industry. We believe our “healthier for you” inspired concepts deliver a highly differentiated customer experience.

Muscle Maker Grill Restaurants (“Muscle Maker Grill”): our Muscle Maker Grill restaurants are fast casual style restaurants specializing in “healthier for you” high quality, made to order, lean protein-based meals. These meals feature all-natural chicken breast, grass fed beef, lean turkey, shrimp and plant-based items. We pair these lean proteins with super foods such as avocado, quinoa, spinach, kale and broccoli, while also offering cauliflower rice, whole wheat pasta, sweet potato fries and proprietary specialty sauces like zero carb, fat free or gluten free options. Our products are made to order. The menu features bowls, wraps, salads and burgers. We also offer protein shakes and fruit smoothies along with meal plans and catering. Customers can dine in or take out or have their meals delivered to their door via Company delivery personnel or third-party services such as Uber Eats, DoorDash and GrubHub.

SuperFit Foods Meal Prep (“SuperFit Foods”): On March 25, 2021, we acquired the assets of SuperFit Foods. SuperFit Foods is a wholly owned meal prep division located in Jacksonville, Florida and focuses solely on meal plans. The terms meal prep and meal plans will be used interchangeably throughout this document. The business operates with a centralized kitchen that prepares all meals for distribution to consumers twice per week. This is a subscription-based business model where consumers order their meals via the SuperFitfoods.com website and are charged automatically every week. There are over 150 meal plan options to choose from as well as various healthy juices, snacks and desserts. Meal plans focus on specific dietary needs such as vegetarian, high protein, gluten free and low calorie.

SuperFit Foods’ distribution process is different than most meal prep companies. The business operates with a centralized kitchen that prepares all meals for distribution to consumers twice per week. While other meal plan companies ship meals directly to consumer’s homes, the SuperFit Foods model uses Company-owned coolers placed at designated pick-up locations throughout the Jacksonville, Florida market. Pick up locations are placed inside wellness centers such as gyms, yoga studios, and various lifestyle locations. SuperFit Foods delivers twice per week by independent contractors to these locations and consumers conveniently pick up their orders after their workouts or during their daily routines. This model allows us to keep food fresh and refrigerated (even in the summer months), reduces shipping costs to consumers and provides an easier distribution model for the Company. While we do offer direct shipment to homes, this represents a small percentage of overall Company revenue. As the lockdowns and restrictions from Covid are reducing, we believe our distribution model becomes even more attractive for consumers.

Pokemoto Hawaiian Poke restaurants (“Pokemoto”): On May 14, 2021, MMI acquired the Pokemoto chain. This consisted of purchasing PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, and TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”). Pokemoto restaurants are fast casual style restaurants that specialize in Hawaiian inspired poke bowls, wraps and salads. Poke is native Hawaiian cuisine made up of diced fresh fish served as an appetizer or main course with strong influences of Japanese and Korean cuisine. Think of it as deconstructed sushi that a consumer can customize into a bowl, salad or wrap every time. Hawaiian Poke is trending in the restaurant industry. It is a unique segment that is healthy, customizable, popular with millennials and Gen-Zs, offers unique flavor profiles and is “Instagrammable.”

Pokemoto offers consumers the possibility to customize their order every time. Consumers move down a linear production line (similar to Chipotle or Subway customer interaction and operations) customizing their bowl from a wide selection of ingredients. Pokemoto offers five types of protein including sushi grade tuna, salmon, chicken, shrimp or tofu. Consumers pick a base of white/brown rice or salad, select from over 25 mix-ins/toppings including avocado, kani salad, pickled daikon, hijiki seaweed, masago, caviar, mandarin oranges, edamame, mango, roasted cashews or wonton crisps to name a few and topped off with over eight proprietary sauces that are made in house daily. All this gets mixed together creating a flavor explosion that is customized for every consumer.

Pokemoto requires little to no cooking. Everything is either raw (tuna, salmon, veggies and fruits) or comes in pre-cooked (chicken and shrimp). The only cooking we do is soup and rice. It’s that simple. Because we have little cooking and consumers customize their orders, our labor requirements compared to most restaurants may be reduced. In addition, we believe training becomes much easier when you are not cooking or requiring recipes to be followed while consumers customize their menu options. This creates a consistent product across all our Pokemoto restaurants as we expand into more markets. Finally, because we have little to no cooking, our build outs usually do not require expensive hoods, fire suppression systems, deep fryers, grills, ovens, etc. making the potential cost of building out a location very favorable.

Our Industry

Muscle Maker Grill and Pokemoto restaurants operate within the Limited-Service Restaurant, or LSR, segment, of the United States restaurant industry, which includes quick service restaurants, or QSR, and fast-casual restaurants. We offer fast-casual quality food combined with quick-service speed, convenience and value across multiple dayparts. We believe our differentiated, high-quality healthy-inspired menu delivers great value all day, every day and positions us to compete against both QSR and fast-casual concepts.

SuperFit Foods operates within the pre-made, ready-to-eat meal prep segment. We offer pre-made, ready-to-eat meals that focus on specific dietary needs like keto, vegetarian, high protein, low sugars, etc. SuperFit Foods offers over 150 different meal plan options to choose from as well as various healthy juices, snacks and desserts.

We expect that the upward trend towards healthier eating will attract and increase consumer demand for fresh and healthier menu options, which may lead to a positive impact on our sales.

Our Strategy

Our strategy is clear and concentrates on expansion through franchising. However, in order to “seed” new markets for franchising we may open Company-owned and operated locations in key markets.

We believe franchising is the future of this Company. This strategy uses the franchising experience of the management team with the goal of expanding more quickly. We believe franchising is a great model as it has the potential to propel growth without our Company having to spend its capital on Company-owned brick and mortar locations.

Our franchising efforts will continue to be concentrated on expanding the Pokemoto brand. We believe there is a unique opportunity to grow the Pokemoto brand within the Hawaiian Poke segment of the restaurant industry. The Hawaiian Poke segment is fragmented with the largest company having approximately 65-85 locations today. The industry is full of independently owned “mom-and-pop” locations and we expect that the industry is ready for a company to enter the market and become a significant player in the segment. We are positioning Pokemoto with the goal of playing this role.

While Pokemoto franchising is the focus, we will also open Company-owned Pokemoto locations strategically placed in key markets where we are focusing our franchising efforts. Franchisee prospects need to experience Pokemoto locally versus having to travel long distances. This approach is critical to selling franchises. Each Company location should be considered as “seeding” the market. Eventually, when the market begins to open franchise locations, the intent is to franchise the original “seed” Company location and then turn to building and franchising the next market. This is a leapfrog strategy that has traditionally been used to drive franchise growth more aggressively.

Our strategy for our Muscle Maker Grill restaurants is to optimize the brand. This will be performed through cost reductions, co-branding locations with Pokemoto or converting the location to a Pokemoto restaurant. We will continue to evaluate profitability at each location while staying current with market trends in each specific location. As part of the optimization strategy, we will divert resources from any closed locations towards the remaining open locations with the intent of enhancing their performance.

Muscle Maker Grill Restaurants are primarily geographically located in the Northeast United States but we also have locations on military bases such as Fort Sill, Fort Bliss and Fort Benning, as well as franchise locations in Texas, Washington and California. In addition, we have locations open in Kuwait. Our Kuwaiti partner performs all operational support, training, distribution and manufacturing of various proprietary items that are used to supply their locations.

Improve Comparable Restaurant Sales. We plan to improve comparable restaurant sales growth through the following strategies:

Menu Strategy and Evolution. We will continue to adapt our menu to create entrees that complement our healthy-inspired offerings and that reinforce our differentiated fast casual positioning. We believe we have opportunities for menu innovation as we look to provide customers more choices through customization and limited time only alternative proteins, recipes and other healthy-inspired ingredients. Our marketing and operations teams collaborate to ensure that the items developed in our test stores can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect. To provide added variety, from time to time we introduce limited time offerings at MMG and SFF. Pokemoto, due to being highly customizable, will offer new proteins, sauces and other ingredients allowing consumers to try different flavor combinations.

Attract New Customers Through Expanded Brand Awareness: Our goal is to attract new customers as we expand our various concepts to become more widely known through new restaurant openings and marketing efforts focused on broadening the reach and appeal of our brand. The goal of our marketing efforts is to have consumers become more familiar with our brands as we continue to penetrate our markets, which we believe will benefit our existing restaurant base. Our marketing strategy centers on our “healthier for you” food, which highlights the desirability of healthy-inspired food or proprietary recipe quality of our food. We utilize various marketing techniques including email, text, social media, print, influencers, press releases, third party apps and local store marketing. We believe the restaurant industry has changed over the past few years and consumer preferences have shifted towards an emphasis on convenience, speed, customization, delivery and mobility. This has led to an increase in to-go orders, third-party delivery and direct to consumer meal prep/plan offerings. We believe our various brands have the ability to adjust our business strategy to accommodate these consumer trends.

In 2020 and 2021, the Company expanded its delivery services through third-party delivery companies such as Uber Eats, GrubHub, DoorDash and others.

Continue to Grow Dayparts: We currently have multiple dayparts and segments where revenue is generated in our restaurants. These dayparts and segments include: lunch, dinner, catering, smoothies/protein shakes and meal prep/plans in our various locations, and breakfast in select locations. We expect to drive growth across our dayparts through enhanced menu offerings, and marketing campaigns. We plan to continue introducing and marketing limited time offers to increase occasions across our dayparts as well as to educate customers on our lunch and dinner offerings. Muscle Maker Grill restaurants and SuperFit Foods have the unique opportunity to grow in the pre-packaged, portion-controlled meal prep/plan category. Currently, we offer pre-portioned and packaged meal prep/plans for consumers who want to specifically plan their weekly meals for dietary or nutritional needs. These meal plans can be delivered to a consumer’s home, picked up at each restaurant location or at our Company-owned coolers placed inside fitness, wellness or lifestyle facilities.

Third party delivery services such as Uber Eats, Grub Hub, DoorDash and others offer an expansion beyond the four walls of our restaurants and represents a growing segment of our overall revenue. We also have partnered with Snackpass in our Pokemoto restaurants. Snackpass offers online ordering, delivery and pick up while also providing an in-store kiosk where customers can place their orders versus waiting in line. Snackpass offers consumers the ability to earn game tokens for each order which can be used to play the Snackpass loyalty program game. The Company uses this partnership as an alternative to traditional loyalty programs and represents, in some locations, a significant portion of restaurant sales generated through this partnership.

Our Strengths

Iconic and Unique Concept: We provide guests healthy-inspired versions of mainstream-favorite and customizable dishes that are intended to taste great, in our effort to make it convenient, affordable and enjoyable to eat healthier. Our diverse menu was created for everyone – fitness enthusiasts, those starting their journey to a healthier lifestyle, and people trying to eat better while on-the-go.

We are focused on expanding our presence through growing the Pokemoto brand within new and existing markets by continuing to add franchise partners to our system and increasing the number of corporate-owned locations. We currently have approximately $15 million in working capital to deploy against this strategy and have begun executing against this plan. We have already signed 31 franchise agreements and opened six new locations over the last few months with three additional locations under construction. Our corporate-owned restaurants will focus on an expansion in non-traditional locations such as military bases, universities and ghost kitchens, highly concentrated business and resident demographical areas while also offering direct to consumer pre-made meal prep/plan offerings to consumers within the Jacksonville, Florida market via SuperFit Foods or a 250-mile radius around certain locations through direct to home deliveries.

Innovative, Healthier Menu: Our menus feature items such as grass-fed steak, all-natural chicken, lean turkey, plant-based products, tofu, chicken, salmon, shrimp, sushi grade tuna as well as options that satisfy all dietary preferences – from the carb-free consumer to guests following gluten-free or vegetarian diets. Our brands do not sacrifice taste to serve healthy-inspired options. We develop and source proprietary sauces and fat free or zero-carb dressings to enhance our unique flavor profiles. Our open style kitchen at Muscle Maker Grill restaurants allows guests to experience our preparation and cooking methods such as an open flame grill and sauté. In addition to our healthy-inspired and diverse food platform, we offer 100% real fruit smoothies, boosters and proprietary protein shakes as well as retail supplements. While our Pokemoto concept offers consumers the possibility to customize their meal every time. Consumers move down a linear production line similar to Chipotle or Subway choosing their toppings with a modern twist including tofu, chicken, salmon, shrimp and sushi grade tuna.

The Company prides itself on making healthy-inspired versions of the guest’s favorite food, giving them easy access to the food they seek at our restaurants. This means catering to an array of healthier eating lifestyles. For over 20 years Muscle Maker Grill restaurants has been providing food to gluten-free diners, low-carbohydrate consumers and vegetarians. We offer over 30 versions of salads, wraps, bowls, sandwiches and flatbreads. With the addition of Pokemoto we now also offer six types of protein, a base of white/brown rice or salad, over 25 mix ins/toppings including avocado, kani salad, pickled daikon, hijiki seaweed, masago, mandarin orange, edamame, mango, roasted cashews or wonton crisps to name a few and topped off with over eight proprietary sauces that are made in house. All this gets mixed up together creating a flavor explosion that is customizable for each customer.

Delivery: Delivery is an option through our online ordering platform or third-party delivery apps making it easy and convenient for our guests. Delivery percentages range from 10% up to 85% of sales in our corporate locations. We strongly believe the delivery segment will continue to grow as our core demographic has demonstrated the need for online ordering and delivery versus dine-in and take-out. We and our franchise owners leverage employees for local delivery but also use third party services such as Uber Eats, GrubHub, DoorDash and others to fulfill delivery orders. SuperFit Foods delivers twice per week utilizing independent contractors to Company-owned coolers placed inside fitness, wellness or lifestyle facilities where consumers conveniently pick up their orders after their workouts or during their daily routines.

Meal Prep/Plans: To make healthy-inspired eating even easier, Muscle Maker Grill’s healthy-inspired menu items are available through our Meal Prep/Plan program, allowing pre-orders of meals via phone, online or in-store, available for pick up or delivered right to their door. Available as five, 10, 15 or 20 meals, guests can choose from over 40 Muscle Maker Grill menu items for each meal. With the partnership with Happy Meal Prep, Muscle Maker Grill is now able to ship meals direct to consumers within a 250-mile radius of participating locations.

SuperFit Foods consists of pre-made, ready-to-eat meals that focus on specific dietary needs like keto, vegetarian, high protein low sugars, etc. SuperFit Foods offers over 150 different meal options to choose from as well as various healthy juices, snacks and desserts. SuperFit Foods operates as a subscription model where consumers are automatically charged each month. Consumers order online, provide their credit card information and have over 150 options to choose from. Guests can also opt to select their likes and dislikes and meal selection becomes automatic. SuperFit Foods’ distribution process is different than most meal prep companies. Other meal prep companies ship meals directly to consumer’s homes or use their own fleet of vehicles to drop orders off at homes. The SuperFit Foods model uses Company-owned coolers placed inside fitness, wellness or lifestyle facilities.

Our Properties

Rent Structure: Our restaurants are typically located in retail centers as in-line locations or food court type settings in Universities or military bases. A typical restaurant generally ranges from 800 to 2,500 square feet with seating for up to approximately 40 people. Our leases for Company-operated locations generally have terms of one to ten years, with one or two renewal terms of one years to ten years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. New leases for our non-traditional locations usually have rent calculated as a percentage of net sales and have terms up to 10 years. We do not guarantee performance or have any liability regarding franchise location leases.

System-Wide Restaurant Counts: As of December 31, 2021, our restaurant system consisted of forty-two restaurants comprised of twenty-two Company-operated restaurants and twenty franchised restaurants located in California, Florida, Georgia, Maryland, Massachusetts, New Jersey, New York, Connecticut, North Carolina, Oklahoma, Pennsylvania, Texas, Virginia, Washington, Rhode Island and Kuwait.

Site Selection Process: We consider the location of a restaurant to be a critical variable in its long-term performance, and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house management team has extensive experience developing hundreds of locations for various brands. We use a combination of our in-house team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria including demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s and franchisee’s experience and expertise and includes data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods we are considering.

Direct to consumer meal prep/plan locations can either be through existing Muscle Maker Grill restaurant locations or can be set up like a commissary where meals are prepared in a kitchen space not open to consumer traffic like SuperFit Foods. These locations can be in any area as long as pick up service via UPS or FedEx is available. This allows the Company to build out locations in favorable rent situations while being able to mail meal prep/plans direct to consumers within a 250-mile radius or conveniently drop off meals at various pick-up locations throughout the market.

Our Restaurant Design

After identifying a lease site, we commence our restaurant buildout. Our typical restaurant is an inline retail space or food court that ranges in size from 800 to 2,500 square feet. Our restaurants are characterized by a unique exterior and interior design, color schemes, and layout, including specially designed decor and furnishings. Restaurant interiors incorporate modern designs and rich colors in an effort to provide a clean and inviting environment and fun, family-friendly atmosphere. Each restaurant is designed in accordance with plans we develop; and constructed with a similar design motif and trade dress. Restaurants are generally located near other business establishments that will attract customers who desire healthier food at fair prices served in a casual, fun environment.

Our new restaurants are typically inline or food court buildouts. We estimate that each inline or food court buildout of a Pokemoto restaurant will require an average total cash investment of approximately $137,000 to $295,000 but these costs can vary depending upon the location and requirements of specific municipalities or landlords. Since Pokemoto locations have little to no cooking, our build outs usually do not require expensive hoods, fire suppression systems, deep fryers, grills, ovens, etc. making the cost of entry very reasonable. We estimate it takes approximately four to six months from identification of the specific site to opening the restaurant. This timeframe can be shortened to as little at 90 days pending the amount of time it takes to negotiate and finalize a lease for the location.

Our Restaurant Management and Operations

Service: We are extremely focused on customer service. We aim to provide fast, friendly service on a solid foundation of dedicated, driven team members and managers. Our team members and managers are responsible for our dining room environment, personally visiting tables to ensure every customer’s satisfaction

Operations: We intend to measure the execution of our system standards within each restaurant through an audit program for quality, service and cleanliness. The goal is to conduct these audits quarterly and may be more or less frequent based upon restaurant performance. Additionally, we have food safety and quality assurance programs designed to maintain the high standards for food and food preparation procedures used by both Company-operated and franchised restaurants.

Managers and Team Members: Each of our restaurants typically has a manager or shift leader. At each Muscle Maker Grill restaurant location there are usually between six and ten team members who prepare our food fresh daily and provide customer service. At each Pokemoto location there are usually between one and four team members who prepare our food fresh daily and provide customer service.

We are selective in our hiring processes, aiming to staff our restaurants with team members that are friendly, customer-focused, and driven to provide high-quality products. Our team members are cross-trained in several disciplines to maximize depth of competency and efficiency in critical restaurant functions.

Training: The majority of our Company-operated restaurant management staff is comprised of former team members who have advanced along the Company career path. Successive steps along the management path add increasing levels of duties and responsibilities. Our Franchisee training generally consists of 10 to 14 days in a certified training location, and an additional 7 to 10 days post opening training. Our operational team members provide consistent, ongoing training through follow up restaurant visits, inspections, or email or phone correspondences.

Our Franchise Program

Overview: We use a franchising strategy to increase new restaurant growth, especially as we focus on growing the Pokemoto brand, in certain United States and international markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. We believe the franchise revenue generated from our franchise base has historically served as an important source of stable and recurring cash flows to us and, as such, we plan to expand our base of franchised restaurants. We currently have roughly $15 million in working capital to deploy against this strategy and have begun executing against this plan. We have already signed 31 franchise agreements and opened six new locations over the last few months with three additional locations under construction. In existing markets, we encourage growth from current franchisees. In our expansion markets, we seek highly motivated and entrepreneurial new franchisees for single-unit or multi-unit development opportunities. We market our franchise opportunities with the support of a franchising section on our website, social media, trade shows and other marketing tactics.

Franchise Owner Support: We believe creating a foundation of initial and on-going support is important to future performance for both our franchisees and our brand.

We have a mandatory training program that was designed to ensure that our franchise owners and their managers are equipped with the knowledge and necessary skills to operate our concept. The program consists of hands-on training in the operation and management of the restaurant. Training is conducted by a general training manager who has been certified by us for training. Instructional materials for the initial training program include our operations manual, crew training system, wall charts, job aids, recipe books, product build cards, management training materials, food safety book, videos and other materials we may create from time to time. Training must be successfully completed before a trainee can be assigned to a restaurant as a manager.

We also provide numerous opportunities for communication and shared feedback between us and franchise owners. Currently, we communicate on a frequent basis through email and conference calls allowing for questions and answers with all franchisees. In addition, our operations and marketing teams conduct phone calls and/or on-site visits on a frequent basis with franchisees on current operational changes, new products, revenue generating ideas, cost savings, and local store marketing.

Franchise Agreements:

The franchise agreements currently:

●	Have terms for 10 through 20 years, with termination dates ranging from 2023 until 2041. These agreements are generally renewable for terms ranging from 5 to 10 years.

●	Provide for the payment of initial franchise fees ranging from $5,000 to $35,000.

●	Require the payment of on-going royalty payments ranging from 2% to 6% of net sales at the franchise location. In addition, franchisees contribute ranging from 1% to 2% (total) of net sales to the marketing and brand development/advertising fund.

●	Franchisees are licensed the right to use the Muscle Maker Grill® or Pokemoto® trademarks, its confidential operating manual and other intellectual property in connection with the operation of a Muscle Maker Grill or Pokemoto restaurant at a location authorized by us.

●	Franchisees are protected from the establishment of another Muscle Maker Grill or Pokemoto restaurant within a geographic territory, the scope of which is the subject of negotiation between Muscle Maker Development LLC or Poke Co Holdings LLC and the franchisee.

●	Franchisees are required to offer only those food products that are authorized by Muscle Maker Development LLC or Poke Co Holdings LLC, prepared using our proprietary recipes; and may obtain most supplies only from suppliers that are approved or designated by Muscle Maker Development LLC or Poke Co Holdings LLC. Muscle Maker, Inc or Poke Co Holdings LLC receives rebates from various vendors or distributors based on total system wide purchases.

●	As partial consideration for payment of the initial franchise fee and on-going royalties, Muscle Maker Development LLC or Poke Co Holdings LLC loans its franchisees a copy of its confidential operating manual, administers the advertising/brand development fund, and provides franchisees with pre-opening and on-going assistance including site selection assistance, pre-opening training, and in-term training.

Multi-Unit Development Agreements: Franchisees who desire to develop more than one restaurant and who have the financial strength and managerial capability to develop more than one restaurant may enter into a multi-unit development agreement. Under a multi-unit development agreement, the franchisee agrees to open a specified number of restaurants, at least two, within a defined geographic area in accordance with an agreed upon development schedule which could span several months or years. Each restaurant, in accordance with the development schedule, requires the execution of a separate franchise agreement prior to site approval and construction, which in most cases will be the then current franchise agreement, except that the initial franchise fee, royalty and advertising expenditures will be those in effect at the time the multi-unit agreement is executed. Multi-unit development agreements require the payment of a development fee ranging from $20,000 to $35,000 for the first restaurant plus ranging from $10,000 to $17,500 multiplied by the number of additional restaurants that must be opened under such development agreement. The entire development fee is payable at the time the multi-unit development agreement is signed; however, the development fee actually paid for a particular restaurant is credited as a deposit against the initial franchise fee that is payable when the franchise agreement for the particular franchise is signed.

Area Representative Agreements: Pursuant to our area representative agreements, the area representatives will identify and refer prospective franchisee candidates to us, provide franchisees with our site selection criteria and assist franchisees to complete a site review package, and will advise franchisees concerning our standards and specifications, perform on-going training as required and make quarterly on-site visits and inspections, but we retain control of all decision-making authority relative to the franchisees, including franchisee approval, site location approval and determination whether franchisees are in compliance with their franchise agreements.

Area representative agreements are generally for a term ranging from 10 to 20 years, in consideration for which we generally compensate area representatives with a range of 1% to 2% of net sales of the franchises that are under the area representative for the term of the agreement as well as up to 50% of the initial franchise fees for new franchise agreements.

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

Our Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. Food and supplies are delivered to most of our restaurants one to two times per week. Our franchisees are required to use our primary distributors, or an approved regional distributor and franchisees must purchase food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Fluctuations in supply and prices can significantly impact our restaurant service and profit performance.

Our Intellectual Property

We have registered Pokemoto®, SuperFit Foods®, Muscle Maker Grill®, Meal Plan AF®, MMG Burger Bar® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and Muscle Maker Grill® in one foreign country. Our brand campaign, Great Food with Your Health in Mind™, has also been approved for registration with the United States Patent and Trademark Office. In addition, the Muscle Maker Grill, Pokemoto and SuperFit Foods logos, recipes, trade dress, packaging, website name and address and Facebook, Instagram, Twitter and other social media and internet accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so and to oppose vigorously any infringement or dilution of the service marks or trademarks in such countries. We maintain the recipe for our healthy inspired recipes, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information.

Our Competition

We operate in the restaurant industry, which is highly competitive and fragmented. The number, size and strength of competitors vary by region. Our competition includes a variety of locally owned restaurants and national and regional chains that offer dine-in, carry-out and delivery services as well as meal prep companies. Our competition in the broadest perspective includes restaurants, pizza parlors, convenience food stores, delicatessens, supermarkets, third party delivery services, direct to consumer meal prep and club stores. However, we indirectly compete with fast casual restaurants, including Chipotle and Panera Bread, among others, and with healthy inspired fast casual restaurants, such as Pokeworks, Freshii and Veggie Grill as well as direct-to-consumer meal prep such as Freshly, among others.

We believe competition within the fast-casual restaurant and meal prep segments is based primarily on ambience, price, taste, quality and the freshness of the menu items. We also believe that QSR competition is based primarily on quality, taste, speed of service, value, brand recognition, restaurant location and customer service. We believe the restaurant industry has changed over the past few years due to the Covid-19 pandemic and an emphasis on delivery, ghost kitchens, direct mail and other non-traditional locations and methods are becoming critical, along with healthy menu options, to the restaurant industry and how consumers interact with brands. This changing environment will require flexibility and the ability to rapidly make adjustments.

As consumer preferences continue to evolve into healthier eating options, most restaurants are developing healthier menu options. As more restaurants offer healthier options, the competition for our product offerings becomes more intense and could pose a significant threat to future revenues. However, we believe our experience, size and flexibility allows Muscle Maker, Inc’s portfolio of Companies to adapt faster than many other restaurant concepts.

Our Management Information Systems

All of our Company-operated and franchised restaurants use computerized point-of-sale and back-office systems, which we believe are scalable to support our long-term growth plans. The point-of-sale system provides a touch screen interface and a stand-alone high-speed credit card and gift card processing terminal. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales and product mix that we actively analyze. Our SuperFit Foods division sales are 100% online through the Superfitfoods.com website.

Our in-restaurant back-office computer system is designed to assist in the management of our restaurants. The system also provides corporate headquarters and restaurant operations management quick access to detailed business data and reduces the time spent by our restaurant managers on administrative needs. The system also provides sales, bank deposit and variance data to our accounting department.

Third party delivery and meal prep/plan sales are ordered using online software or apps with reports generated through various software packages.

Our Corporate Structure

Overview: Muscle Maker, Inc. serves as a holding company of the following subsidiaries:

●	Muscle Maker Development, LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019 for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees.

●	Muscle Maker Corp. LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019 for the purposes of developing new corporate stores and to also operate these new and existing corporate restaurants.

	○	MMG Ft. Bliss, Inc, a wholly owned subsidiary, which was formed in Texas on January 28, 2016 to run a Company-owned restaurant.

	○	MMG Tribeca, Inc, a wholly owned subsidiary, which was formed in New Jersey on July 21, 2026 to run a Company-owned restaurant.

●	Muscle Maker USA, Inc., a directly wholly owned subsidiary, which was formed in Texas on March 14, 2019 for the purpose of holding specific assets related to a company financing arrangement.

●	Muscle Maker Development International. LLC, a directly wholly owned subsidiary, which was formed in Nevada on November 13, 2020 to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.

●	SuperFit Foods, LLC, a directly wholly owned subsidiary, which was formed in Nevada on February 23, 2021 for the purpose of running our subscription based fresh-prepared meal prep business located in Jacksonville, Florida.

●	TNB Holdings LLC, a directly wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

	○	Pokemoto LLC, a directly wholly owned subsidiary, which was formed in Nevada on August 19, 2021 to serve as a holding company of the following subsidiaries.

		●	TNB Holdings II LLC, a directly wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

		●	LB Holdings LLC, a wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

		●	GLL Enterprises LLC, a wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

		●	PKM Stamford LLC, a wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

		●	Poke Co LLC, a wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

●	Poke Co Holdings LLC, a directly wholly owned subsidiary, which was formed in Connecticut on July 18, 2018 to franchise the Pokemoto name and business system to qualified franchisees.

ITEM 1A. RISK FACTORS

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Any of the following risk factors, either by itself or together with other risk factors, could materially adversely affect our business, results of operations, cash flows and/or financial condition.

Risks Related to Our Business and Industry

The novel coronavirus (COVID-19) global pandemic has had, and may continue to have, an adverse effect on our business and results of operations.

Developments related to COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, have adversely impacted, and may continue to adversely impact our business and results of operations. The impacts of COVID-19 have included the loss of revenues due to store closures, reduced store-level operations, full or partial dining room closures and other restrictions on our business and operations. During 2021, the overall adverse impact of COVID-19 on our operations was less significant than in 2020, but we continued to see negative impacts as of the end of 2021 due to COVID-19 outbreaks and resulting government restrictions limiting mobility, difficulty in hiring employees, availability of key ingredients and inflationary pressures across multiple parts of our business.

Conversely, for our restaurants that prominently feature carryout and delivery options, the pandemic has in many cases contributed to an increase in sales since the onset of the pandemic. If the impact of the pandemic continues to recede and the restaurant industry in general returns to more normal operations, the benefits to sales experienced by certain of our restaurants could wane and our results could be negatively impacted.

We and our franchisees have made operational changes intended to safeguard employees and customers in response to COVID-19. These operational changes have increased and may continue to increase restaurant operating costs and impact restaurant-level margins and return on invested capital. Our and our franchisees’ restaurants have also experienced, and may continue to experience, interruptions of food and other supplies as well as labor shortages. In addition, the COVID-19 pandemic has required and may continue to require us to implement certain precautionary measures, such as in relation to vaccinations, testing and face coverings, which could adversely impact our operations, employee retention and satisfaction, and the willingness of customers to visit our restaurants.

Our success is heavily reliant on our Concepts’ franchisees, and the COVID-19 pandemic has caused and may continue to cause financial distress for certain franchisees, particularly those located in areas most significantly impacted by the COVID-19 pandemic. As a result of this distress, certain of our franchisees have been unable to, or in the future may be unable to, meet their financial obligations to us as they come due, including the payment of royalties, or other amounts due to the Company. Additionally, certain of our franchisees have been unable to, or in the future may be unable to make payments to landlords, distributors and key suppliers, as well as payments to service any debt they may have outstanding. Franchisee financial distress has also led to, and may continue to lead to, permanent store closures and delayed or reduced new franchisee development, which may further harm our results and liquidity.

We are unable to fully predict the impact that COVID-19 will have on our and our franchisees’ operations going forward due to various uncertainties, including the severity and duration of the pandemic, the timing, availability acceptance and effectiveness of medical treatments and vaccines, the spread of potentially more contagious and/or virulent forms of COVID-19, including variants that may be more resistant to currently available vaccines and treatments, the extent to which COVID-19 may cause customers to continue to be reluctant to return to in-restaurant dining or otherwise change their consumption patterns (including after the COVID-19 pandemic has ended), actions that may be taken by governmental authorities, and the extent to which ongoing governmental restrictions in certain regions will be lifted, and the ongoing impact of the pandemic on economic conditions in the U.S. and globally. Moreover, if conditions related to the COVID-19 pandemic result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity and capital structure could be adversely impacted.

Inflationary pressures across all services, equipment, commodities, labor, rent and other areas of the business may cause a negative impact on our financial results if the Company is not able to pass these increased costs in the form of price increases to consumers or find alternative options to reduce costs.

The global supply chain is currently experiencing extensive inflationary pressures across most segments of the economy. While these increases may be temporary, we may have to implement price increases in order to maintain acceptable margins. We have no ability to predict how long these increased costs will last and if consumers will be able or willing to accept retail price increases, decreased portion sizes, alternative ingredients or other measures to offset the overall rise in our cost structure. Without being able to pass along these increases in costs to consumers, the Company may experience a negative impact on our margins.

We may need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

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

If we need to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities could dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

We face intense competition in our markets, which could negatively impact our business.

The restaurant industry is intensely competitive, and we compete with many well-established food service companies on the basis of product choice, quality, affordability, service and location. We expect competition in each of our markets to continue to be intense because consumer trends are favoring limited-service restaurants that offer healthy-inspired menu items made with better quality products, and many limited-service restaurants are responding to these trends. With few barriers to entry, our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains, meal prep and franchises, and new competitors may emerge at any time. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas. Each of our brands also competes for qualified franchisees, suitable restaurant locations and management and personnel. Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products, to effectively respond to consumer preferences and to manage the complexity of restaurant operations as well as the impact of our competitors’ actions. In addition, our long-term success will depend on our ability to strengthen our customers’ digital experience through expanded mobile ordering, delivery and social interaction. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can or benefit from changes in technologies, which could harm our competitive position. These competitive advantages may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, reduced franchisee profitability and an inability to attract qualified franchisees in the future. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.

There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales.

Customers are increasingly using e-commerce websites, apps and apps owned by third-party delivery aggregators and third-party mobile payment processors, to order and pay for our concepts’ products. Moreover, the COVID-19 pandemic has resulted in an increase in the use of third-party delivery services by our concepts. Many restaurants in each of our concepts now offer consumers the ability to have the concept’s food delivered through third-party delivery services. As a result, our concepts and our concepts’ franchisees are increasingly reliant on digital ordering and payment as a sales channel and our business could be negatively impacted if we are unable to successfully implement, execute or maintain our consumer-facing initiatives. If the third-party apps or aggregators that we utilize for delivery, cease or curtail their operations, fail to maintain sufficient labor force to satisfy demand, materially change fees, access or visibility to our products or give greater priority or promotions on their platforms to our competitors, our business may be negatively impacted. These digital ordering and payment platforms also could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters. The digital ordering platforms relied upon by our concepts have experienced interruptions and could experience further interruptions, which could limit or delay customers’ ability to order through such platforms or make customers less inclined to return to such platforms.

It is difficult for us to anticipate the level of sales from digital platforms may generate. That may result in operational challenges, both in fulfilling orders made through these channels and in operating our restaurants as we balance fulfillment of these orders with service of our traditional in-restaurant guests as well. Any such operational challenges may negatively impact the customer experience associated with our digital or delivery orders, the guest experience for our traditional in-restaurant business, or both. These factors may adversely impact our sales and our brand reputation. Our SuperFit Foods division relies 100% on web-based ordering through the superfitfoods.com website.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations and cash flow.

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics, location closures specific to our military and university locations and the type, number and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, wage rates, health insurance costs, third-party delivery services and fees, supplies of key ingredients especially tuna and salmon at our Pokemoto division or chicken at our Muscle Maker Grill locations, inflation or increased food or energy costs could harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. There can be no assurance that consumers will continue to regard healthy-inspired fast food favorably or that we will be able to develop new menu items that appeal to consumer preferences. Our business, financial condition and results of operations depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions. In addition, the restaurant industry is currently under heightened legal and legislative scrutiny related to menu labeling and resulting from the perception that the practices of restaurant companies have contributed to nutritional, caloric intake, obesity or other health concerns of their guests. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers and our revenues may decline or our costs to produce our products could significantly increase.

Our growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system, especially in our Pokemoto division. We may be unsuccessful in opening new Company-operated or franchised restaurants or establishing new markets, which could adversely affect our growth.

One of the key means to achieving our growth strategy will be through opening new restaurants to seed the market and selling franchises. Our ability to open new restaurants and sell franchises is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ ability to:

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

As part of our long-term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience through Company-operated restaurant growth and through franchise development agreements. The challenges of entering new markets include, but are not limited to: difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; food distribution networks; lack of marketing efficiencies; operational support efficiencies; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important to Company-operated and franchised restaurants in our existing markets. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing restaurants, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system could require the implementation, expense and successful management of enhanced business support systems, management information systems and financial controls as well as additional staffing, franchise support and capital expenditures and working capital.

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

Some of our restaurants open with an initial start-up period of higher-than-normal sales volumes, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new restaurants to stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average restaurant revenues and comparable restaurant sales may not increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant revenues and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

●	consumer awareness and understanding of our brand;
●	troop deployments, reductions or closures of our military base locations;
●	closures of our university locations;
●	supplies, equipment, commodity and other resource availability;
●	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;
●	consumption patterns and food preferences that may differ from region to region;
●	changes in consumer preferences and discretionary spending;
●	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
●	increases in prices for commodities, including proteins;
●	inefficiency in our labor costs as the staff gains experience;
●	competition, either from our competitors in the restaurant industry or our own restaurants;
●	temporary and permanent site characteristics of new restaurants;
●	changes in government regulation; and
●	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new restaurants do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average restaurant revenues in both Company-owned and franchise locations, would have a material adverse effect on our business, financial condition and results of operations.

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

The level of comparable restaurant sales, which reflect the change in year-over-year sales for restaurants in the fiscal month following 15 months of operation using a mid-month convention, will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales. While we have not experienced negative comparable same store sales during 2021, we will continue to develop new sales and marketing efforts including new menu strategy/evolution, new marketing initiatives designed to increase brand awareness, new operating platforms which improve speed of service and other tactics with the goal of providing positive same store sales in future years. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement these initiatives. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability that would have a material adverse effect on our business, financial condition and results of operations.

Our marketing programs may not be successful, and our new menu items, advertising campaigns and restaurant designs or remodels may not generate increased sales or profits.

We incur costs and expend other resources in our marketing efforts on new menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising and other initiatives than we are able to. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items and restaurant designs and remodels be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. Our SuperFit Foods division relies heavily on web based, social media and local marketing to generate new clients. The meal prep industry has a high cost of customer acquisition and our marketing efforts may not prove to be successful in generating new clients.

Failure to receive timely deliveries of food or other supplies could result in a loss of revenues and materially and adversely impact our operations.

Our Company-operated restaurants and franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire quality food products from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of food products caused by unanticipated demand, worker shortages, inflation, problems in production or distribution, contamination of food products, an outbreak of protein-based diseases, inclement weather, fuel supplies, governmental actions or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers, and, in some cases, a sole supplier, for certain products, supplies and ingredients. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu due to a supply shortage, that restaurant may experience a significant reduction in revenues during the time affected by the shortage and thereafter if our customers change their dining habits as a result.

Changes in food and supply costs or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition and results of operations.

Although we are currently generating a net loss, our future profitability, if any, depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, pandemics such as the COVID 19, inclement weather, world conflicts or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as chicken, seafood, beef, fresh produce, dairy products, packaging and other proteins, could have a material adverse effect on our results of operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food and packaging costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, inflation, demand, food safety concerns, generalized infectious diseases, product recalls, fuel prices and other government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

If any of our distributors or suppliers perform inadequately, or our distribution or supply relationships are disrupted for any reason, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, although we provide modestly priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers, including price increases with respect to ground beef, chicken, seafood, produce, dairy, packaging or other commodities. These potential changes in food and supply costs could have a material adverse effect on our business, financial condition and results of operations.

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

We intend to continue to increase the number of our Company-owned and franchised restaurants in the next several years, especially in the Pokemoto division. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our restaurant concept has limited appeal in new markets or we may experience a decline in the popularity of our restaurant concept in the markets in which we operate. Newly opened restaurants or our future markets and restaurants may not be successful or our system-wide average restaurant revenue may not increase, which could have a material adverse effect on our business, financial condition and results of operations.

The financial performance of our franchisees can negatively impact our business as we rely on an aggressive unit sales strategy.

Our revenue projections consist of both Company-operated and franchised locations. Our growth plans call for an aggressive approach to Pokemoto franchise unit level sales and subsequent openings. As approximately 48% of our restaurants are franchised as of December 31, 2021, our financial results are dependent in significant part upon the operational and financial success of our franchisees. In the event we cannot meet these forecasts due to the inability to sell franchise locations in certain states, are prevented from selling franchises due to historical performance, government regulations, licensing, state registrations, or other factors, we will have a material negative impact on future revenues. Our revenue model and cash flows rely heavily on initial franchise fees, ongoing 2% - 6% royalties of total net sales and vendor rebates on total purchases and services from franchised locations. A significant reduction in the total number of units sold and subsequently opened would have a material adverse effect on future revenues. We also collect rebates from some vendors supplying franchisees for food purchases, services and materials. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for the anticipated success of our entire system of restaurants and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Muscle Maker Grill or Pokemoto restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised restaurants would reduce our royalty revenues and other sources of income and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

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

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a significant adverse impact on our business due to loss or delay in payments of royalties, elimination of vendor rebates on franchisee purchases, contributions to our marketing development fund and brand development/advertising funds and other fees. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, negatively impact our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.

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

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate an acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. For these reasons, franchisees operating under development agreements may not be able to meet the new restaurant opening dates required under those agreements.

Our system-wide restaurant base is geographically concentrated in the Northeastern United States for Muscle Maker Grill and Pokemoto Restaurants and Jacksonville, Florida for SuperFit Foods, and we could be negatively affected by conditions specific to that region.

Our Company-operated and franchised restaurants in the Northeastern United States represent approximately 54% of our system-wide restaurants as of December 31, 2021. Our Company-operated and franchised restaurants in New Jersey, New York, Connecticut and other New England states represent approximately 41% of our system-wide restaurants as of December 31, 2021. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Northeastern United States have had, and may continue to have, material adverse effects on our business. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain restaurants with a national footprint.

In addition, our competitors could open additional restaurants in New Jersey, New York, Connecticut and other New England states where we have significant concentration with 20 of our system restaurants, which could result in reduced market share for us and may adversely impact our profitability.

Furthermore, our SuperFit Foods division is solely located in Jacksonville, Florida. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Jacksonville, Florida market have had, and may continue to have, material adverse effects on our business. In addition, because all of our SuperFit Foods revenue comes solely from the Jacksonville, Florida market, we could be materially affected by a major meal prep competitor being introduced to the market. As a result of our concentration in this market for SuperFit Foods, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other meal prep or companies with a national footprint.

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

Food-borne illnesses, such as E. coli, Listeria, Salmonella, Cyclospora and Trichinosis, and food safety issues, such as food tampering, contamination (including with respect to allergens) and adulteration or food- or beverage-borne illness, occur or may occur within our system from time to time. Furthermore, due to the COVID-19 pandemic, there are now stricter health regulations and guidelines and increased public concern over food safety standards and controls. Any report or publicity linking us or one of our Concepts’ restaurants, or linking our competitors or the retail food industry generally, to instances of food- or beverage-borne illness or food safety issues, could adversely affect us and possibly lead to product liability claims, litigation, governmental investigations or actions, and damages. Moreover, the reliance of our concepts’ restaurants on third-party food suppliers and distributors and increasing reliance on food delivery aggregators increases the risk that food or beverage-borne illness incidents and food safety issues could be caused by factors outside of our direct control. If a customer of one of our Concepts’ restaurants becomes ill from food or beverage-borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which could disrupt our operations and materially and adversely affect our business. In addition, instances or allegations of food or beverage-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, or our suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect either our or our concepts’ franchisees’ revenues and profits. The occurrence of food or beverage-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

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

We have multiple Company-owned non-traditional military base locations. Our military base locations are built in support of “Operation Live Well” and the desire of the United States military to offer healthier eating options on its bases. In the event of a large troop deployment or military conflict, the total number of troops present on any given base could be materially reduced and therefore our total revenues in these locations would likely be reduced accordingly.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation, results of operation and financial condition.

In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, our franchisees, vendors and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information, user names and passwords and credit card information and our franchisees collect similar information. Some of this personal information is held and managed by our franchisees and certain of our vendors. A third-party may be able to circumvent the security and business controls we use to limit access and use of personal information, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties, indemnification claims and potential litigation against us which could negatively impact our results of operations and financial condition. As a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems or those of our franchisees or vendors, even if no breach has been attempted or has occurred, can adversely impact our brand and reputation, and thereby materially impact our business.

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

As our reliance on technology has increased, so have the risks posed to our systems. We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants, online/web based transactions at SuperFit Foods and third-party delivery and loyalty apps as well as the systems of our third-party vendors to whom we outsource certain administrative functions. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disruption or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from problems with transitioning to upgraded or replacement systems, internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If any of our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our reporting systems require or rely on manual processes, it could increase the risk of a breach due to human error.

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

We have outsourced certain administrative functions for our business to third-party service providers. We also outsource certain information technology support services and benefit plan administration. Furthermore, we outsource delivery services to multiple third-party vendors including UberEats, DoorDash and GrubHub to fulfill delivery orders from both Company-owned and franchise locations. Our SuperFit Foods division outsources home and pick up location deliveries to independent contractors. Our Pokemoto division outsources online ordering and loyalty programs to Snackpass. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively or are negatively impacted by the COVID-19 pandemic, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered Muscle Maker Grill®, Healthy Joe’s, Pokemoto®, SuperFit Foods and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office. The Muscle Maker Grill® trademark is also registered in some form in one foreign country. Our current brand campaign, “Great Food with Your Health in Mind” has also been approved for registration with the United States Patent and Trademark Office. In addition, the Muscle Maker Grill, Pokemoto and SuperFit Foods logos, recipes, trade dress, packaging, website names and addresses (www.musclemakergrill.com, www.pokemoto.com and www.superfitfoods.com) and Facebook, Instagram, Twitter and other social media and internet accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

Labor is a primary component in the cost of operating our Company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee-turnover rates, size of the available workforce, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our and our franchisees’ operating expenses could increase and our growth could be adversely affected.

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

Many of our restaurant leases are non-cancelable and typically have initial terms up to between one and ten years and one to three renewal terms of one to ten years each that we may exercise at our option. Even if we close a restaurant, we are required to perform our obligations under the applicable lease, which could include, among other things, a provision for a closed restaurant reserve when the restaurant is closed, which would impact our profitability, and payment of the base rent, property taxes, insurance and maintenance for the balance of the lease term. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenues and profit, if any, generated at a relocated restaurant may not equal the revenues and profit generated at the existing restaurant.

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

These laws and regulations change regularly and are increasingly complex. For example, we are subject to:

●	The Americans with Disabilities Act in the U.S. and similar laws that provide protection to individuals with disabilities in the context of employment, public accommodations and other areas.
●	The U.S. Fair Labor Standards Act as well as a variety of similar laws, which govern matters such as minimum wages, and overtime, and the U.S. Family and Medical Leave Act as well as a variety of similar laws which provide protected leave rights to employees.
●	Employment laws related to workplace health and safety, non-discrimination, non-harassment, whistleblower protections, and other terms and conditions of employment.
●	Laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act in the U.S.

●	Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling.
●	Laws relating to state and local licensing.
●	Laws relating to the relationship between franchisors and franchisees.
●	Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws regulating the use of certain “hazardous equipment”, building and zoning, and fire safety and prevention.
●	Laws and regulations relating to union organizing rights and activities.
●	Laws relating to information security, privacy (including the European Union’s GDPR and California’s CCPA and CPRA), cashless payments, and consumer protection.
●	Laws relating to currency conversion or exchange.
●	Laws relating to international trade and sanctions.
●	Tax laws and regulations.
●	Anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act.
●	Environmental laws and regulations, including with respect to climate change and greenhouse gas emissions.
●	Federal and state immigration laws and regulations in the U.S.
●	Regulations, health guidelines and safety protocols related to the COVID-19 pandemic.

Any failure or alleged failure to comply with applicable laws or regulations or related standards or guidelines could adversely affect our reputation, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. Publicity relating to any such noncompliance could also harm our Concepts’ reputations and adversely affect our revenues. In addition, the compliance costs associated with complying with new or existing legal requirements could be substantial.

We are exposed to the risk of natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.

Our headquarters, Company-operated and franchised restaurant locations, third-party sole distributor and its facilities, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, blizzards, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, especially such events which occur in New Jersey, New York, Connecticut, other New England states and Jacksonville, Florida as a result of the concentration of our restaurants, may disrupt our and our franchisees’ business and may adversely affect our and our franchisees’ ability to obtain food and supplies and sell menu items. Our business may be harmed if our or our franchisees’ ability to obtain food and supplies and sell menu items is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our and our franchisees’ revenues, properties or operations. Such events could result in physical damage to one or more of our or our franchisees’ properties, the temporary closure of some or all of our Company-operated restaurants, franchised restaurants and third-party distributor, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods and supplies to our Company-operated and franchised restaurants and third-party distributor, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, all of which would increase the cost of doing business. These events also could have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could adversely affect our operations. Some of our restaurants are located on military bases.

Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19 virus) pandemic may disrupt our business, which could materially affect our operations and results of operations.

Pandemics or disease outbreaks such as the current novel coronavirus (COVID-19 virus) pandemic, have and may continue to impact customer traffic at our restaurants, may make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial temporary closures of our affected restaurants, sometimes for prolonged periods of time. In the past, in response to local government requirements we have temporarily shifted to a “take-out, curbside pickup or delivery” only operating model, temporarily suspending sit-down dining. We and our franchisees have also implemented temporary closures, modified hours of operation or reduced on-site staff, resulting in cancelled shifts for some of our employees. COVID-19 may also materially adversely affect the timing to implement our growth plans as certain states and cities temporarily restrict business operations and implement social distancing programs. These changes and any additional changes may materially adversely affect our business or results of operations particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of our business partners were or are suspected of having COVID-19 or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), our operations and financial condition may be negatively impacted. We could also be adversely affected if government authorities impose additional restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products.

Upon the expansion of our operations internationally, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We anticipate developing franchised locations located outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our franchisees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows. We currently have two open franchise locations in Kuwait and a franchise development agreement for 40 locations in Saudi Arabia.

Members of our board of directors and our executive officers will have other business interests and obligations to other entities.

Neither our directors nor our executive officers will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company, provided that such activities do not compete with the business of the Company or otherwise breach their agreements with the Company. We are dependent on our directors and executive officers to successfully operate our Company. Their other business interests and activities could divert time and attention from operating our business

Risks Related to Ownership of Our Common Stock and Lack of Liquidity

As a smaller reporting company, we are exempt from certain disclosure requirements, which could make our Common Stock less attractive to the potential investors.

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

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the rules of the SEC and those of the NASDAQ Capital Market has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

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

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

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

If we are unable to maintain listing of our securities on the Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders.

We have received a delisting notice form the NASDAQ Stock Market due to the closing bid price of our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirements. Our common stock may be involuntarily delisted from the NASDAQ Capital Market if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share. The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on February 1, 2022, we received a letter from NASDAQ indicating that we had an initial period of 180 calendar days, or until August 1, 2022, in which to regain compliance. In addition, we are able to apply for a 180-day extension period if we cannot meet the initial period. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of the year ended December 31, 2021 our corporate office is located at 2600 South Shore Blvd. Suite 300, League City, Texas, 77573. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

Currently Operating System-Wide Restaurants

As of March 16, 2022, Company-operated, franchised and total system-wide restaurants by jurisdiction are:

State	Company-Owned Restaurants	Franchised Restaurants	Total Restaurants
California	-	2	2
Connecticut	6	4	10
Florida	2	-	2
Georgia	1	-	1
Maryland	1	-	1
Massachusetts	-	2	2
New Jersey	-	3	3
New York	3	1	4
North Carolina	-	1	1
Oklahoma	1	-	1
Rhode Island	-	1	1
Pennsylvania	1	-	1
Texas	1	3	4
Virginia	5	-	5
Washington	-	1	1
Kuwait	-	2	2
TOTAL	21	20	41

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the legal proceedings that have become a reportable event or which have had developments during the year ended December 31, 2021.

On March 27, 2018, a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of December 31, 2021, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $27,210 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien in Orange County, California for labor, service, equipment and materials in the total amount of $98,005. As of December 31, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas in El Paso County #2019DCV0824. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. As of December 31, 2021, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of December 31, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

In March 2021, the Company participated in a mediation concerning an investor who invested with American Restaurant Holdings, Inc and/or American Restaurants, LLC, our former parent company, from 2013 through 2015 in the total amount of $531,250. As of the filing of this report, the Company entered into a settlement with American Restaurant, LLC and the investor in the amount of $160,000. The Company paid $100,000 as part of the settlement, including legal fees, while the remaining balance was paid by the insurance carrier and American Restaurants, LLC.

MMI or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability for approximately $125,550 and $231,177 as of December 31, 2021 and 2020, respectively, related to this matter. All current state and local sales taxes from January 1, 2018 for open Company-owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The high and low per share closing sales prices of the Company’s stock on the Nasdaq Market (ticker symbol GRIL) for each quarter for the years ended December 31, 2021 and 2020 commencing February 10, 2020 were as follows:

Quarter Ended	High	Low
March 31, 2020	$4.33	$1.66
June 30, 2020	$2.71	$1.57
September 30, 2020	$3.32	$1.38
December 31, 2020	$2.30	$1.53
March 31, 2021	$3.02	$1.81
June 30, 2021	$2.37	$1.20
September 30, 2021	$1.42	$0.99
December 31, 2021	$1.67	$0.69

Transfer Agent

Our transfer agent is Computershare, Inc., 462 South 4th Street, Suite 1600, Louisville, KY 40202, and its telephone number is 1-877-373-6374.

Holders

As of March 16, 2022, there were 651 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2021, and 2020, we had warrants to purchase an aggregate of 20,284,016 and 2,582,857 shares of common stock, respectively, outstanding with a weighted average exercise price of $1.66 and $4.08 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information, as of December 31, 2021 with respect to equity securities authorized for issuance under compensation plans:

Number of
Securities
Remaining
Available
for Future
Issuance Under
Equity
	Number of		Compensation
	Securities to be	Weighted-Average	Plans
	Issued Upon	Exercise Price of	(excluding
	Exercise of	Outstanding	securities
	Outstanding Options	Options under	reflected in
Plan Category	under the Plan (a)	the Plan (b)	Column (a)) (c)

Equity compensation plans approved by security holders	-	$-	1,028,652
Equity compensation plans not approved by security holders	-	$-	-

TOTAL	-	$-	1,028,652

Performance Graph

Not applicable to smaller reporting companies.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Stock

On February 3, 2021, the Company issued an aggregate of 20,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $42,600.

On February 3, 2021, the Company issued an aggregate of 16,126 shares of common stock of the Company to the members of the board of directors as compensation earned through the end of the fourth quarter of 2020.

On February 7, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with business and marketing advice as needed. The term of the agreement is for five months from the effective date on February 7, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 60,000 shares of common stock upon the effective date of the agreement with the remaining 40,000 to be issued upon the successful completion of the agreement. As of December 31, 2021, the Company issued the remaining 40,000 shares of common with a grant date fair value of $42,400 pursuant to the terms of the agreement.

On February 11, 2021, the Company issued an aggregate of 221,783 shares of common stock the Company to various executives and an employee pursuant to the approval of the compensation committee under the 2020 Plan.

On March 8, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with financial and business. The term of the agreement is for five months from the effective date on March 8, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 70,000 shares of common stock upon the effective date of the agreement with the remaining 30,000 to be issued upon the successful completion of the agreement. As of December 31, 2021, the Company issued the remaining 30,000 shares of common with a grant date fair value of $31,800 pursuant to the terms of the agreement.

On March 22, 2021, the Company entered into a Consulting Agreement with consultants with experience in the area of investor relations and capital introductions. The term of the agreement is for six months from the effective date on March 22, 2021. Pursuant to the terms of the agreement the Company paid $250,000 in cash and issued 150,000 shares of the Company’s common stock.

On March 25, 2021, the Company entered into an asset purchase agreement with SuperFit Foods, LLC a Florida limited liability company and SuperFit Foods LLC, a Nevada limited liability company (the “SuperFit Acquisition”). The purchase price of the assets and rights was $1,150,000 which included $475,000 that was paid at closing and the remaining $625,000 paid in 268,240 shares of common stock. The remaining $25,000, which was to be issued in the Company’s common stock, was forfeited as the Company and former owner agreed that not all obligations were met.

On March 31, 2021, the Company authorized the issuance of an aggregate of 12,711 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2021.

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor for a private placement pursuant to which the investor agreed to purchase from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of Common Stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of Common Stock (the “Pre-Funded Warrant”). Each share and accompanying Common Warrant was sold together at a combined offering price of $2.43 per share and Common Warrant, and each Pre-Funded Warrant and accompanying Common Warrant is being sold together at a combined offering price of $2.42 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant has an exercise price of $2.43 per share, are immediately exercisable and will expire five and one-half (5.5) years from the date of issuance. The private placement closed on April 9, 2021.

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

On May 14, 2021, the Company and the former owners of the Poke Entities II (as defined below) entered into a Membership Interest Exchange Agreement pursuant to which the Company acquired Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, the Poke Entities II”) in exchange for shares of common stock of the Company valued at $1,250,000. The Company issued 880,282 shares of common stock of the Company. The price per share was determine by using the 10-day trading average preceding the date of closing.

On May 27, 2021, the Company cancelled 11,879 shares of common stock previously issued to an investor pursuant to a settlement agreement. The cancellation of the 11,879 shares was part of the settlement agreement.

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

On November 17, 2021, the Company entered into a Securities Purchase Agreement with accredited investors for a private placement pursuant to which the investors (the “Purchasers”) purchased from the Company for an aggregate purchase price of approximately $15,000,000 (i) 6,772,000 shares (the “Shares”) of common stock of the Company, (ii) a common stock purchase warrant to purchase up to 10,830,305 shares of common stock (the “November Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 4,058,305 shares of common stock (the “Pre-Funded Warrant”). Each Share and accompanying November Common Warrant was sold together at a combined offering price of $1.385 per Share and November Common Warrant, and each Pre-Funded Warrant and accompanying November Common Warrant was sold together at a combined offering price of $1.3849 per Pre-Funded Warrant and accompanying November Common Warrant. The November Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the November Pre-Funded Warrant is fully exercised. The November Common Warrant will have an exercise price of $1.385 per share, are immediately exercisable and will expire five (5) years from the date of issuance. The private placement closed on November 22, 2021.

On December 3, 2021, the Company issued 82,500 shares of common stock of the Company to a consultant for business strategy consulting with a fair value of $84,975.

On December 7, 2021, the Company issued an aggregate of 160,000 shares of common stock of the Company to a consultant for strategic advisory and digital marketing services with an aggregate fair value of $177,600.

On December 27, 2021, the Company issued 10,000 shares of common stock of the Company to a consultant with a fair value of $7,400.

On January 6, 2022, the Company authorized the issuance of an aggregate of 39,573 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2021. The Company accrued for the liability as of December 31, 2021

On January 18, 2022, the Company issued an aggregate of 30,000 shares of common stock of the Company to a consultant that assisted with the acquisition of SuperFit Foods and Pokemoto, with an aggregate fair value amount of $15,600. The Company accrued for the liability as of December 31, 2021

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Issuer Purchases of Equity Securities

None.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill”, “SuperFit Foods” and “Pokemoto” refers to the names under which our corporate and franchised restaurants do business depending on the concept. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

The Company operates under the names Muscle Maker Grill, Pokemoto and SuperFit Foods and is a franchisor and owner operator of Muscle Maker Grill and Pokemoto restaurants. As of December 31, 2021, the Company’s restaurant system included twenty-two Company-owned restaurants, including the SuperFit Foods kitchen, and twenty franchise restaurants. In addition to these restaurants, the Company also operates with the following brand names under our ghost kitchen model: Meal Plan AF, Muscle Maker Burger Bar, Bowls Deep, Burger Joe’s, Wrap It Up, Salad Vibes, Mr. T’s House of Boba and Gourmet Sandwich. Our direct mail to consumer meal prep/plan program operates under the musclemakerprep.com and superfitfoods.com websites.

As of December 31, 2021, MMI consisted of three operating segments:

●	Muscle Maker Grill Restaurant Division
●	Pokemoto Hawaiian Poke Restaurants Division
●	SuperFit Foods Meal Prep Division

Muscle Maker, Inc. is our parent company. We own and operate three unique “healthier for you” restaurant concepts within our portfolio of companies: Muscle Maker Grill restaurants, SuperFit Foods and Pokemoto restaurants. Our Company was founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. We believe our portfolio of companies directly satisfy these consumer needs. We take focus on lean proteins, fresh fruits and vegetables, proprietary sauces, whole grains and various other items like protein shakes, meal plans, specialty drinks and super foods. Each of our three concepts offers different menus that are tailored to specific consumer segments. We operate in the fast-casual and meal prep segments of the restaurant industry. We believe our “healthier for you” inspired concepts deliver a highly differentiated customer experience.

On February 26, 2020, the Company entered into a Kitchen Services Agreement with a major delivery-only kitchen concept. The Kitchen Services Agreement provides for ten locations in total with four initial locations starting in the Chicago market, two locations in the Philadelphia market, one location in the Providence market, two locations in the Miami market and one location in the New York market. The Kitchen Services Agreement provide the Company with access to the delivery-only locations for a one-year term with an automatic one-year renewal unless terminated by either party. The delivery-only locations are set up for third party delivery and provide that the Company must pay monthly license fees, processing service fees and storage service fees. The monthly license fees for the locations range from $3,000 to $6,000. The monthly license fees become due 14 days after the Company is granted access to the location. As of December 31, 2021, the Company had opened seven of the ten locations. One Miami location opened in February 2022 and the second Miami location is anticipated to open in April 2022. During the year ended December 31, 2021, the decision was made not to renew the monthly license agreements at the seven delivery-only kitchen locations after their initial one-year term as a cost saving measure due to the locations not performing as anticipated. The existing assets at the locations were transferred to a storage unit and will be installed in future new locations.

As part of the non-traditional location growth strategy, the Company entered into an agreement and announced on June 1, 2020, its expansion within the Northern Virginia Community College system to open 4 locations on various campus locations. These locations were built in 2020 with the anticipation of opening in the fall semester of 2020. However, due to covid-19 restrictions, these locations were temporarily closed and were opened during 2021 as roughly 50% of the students were allowed back on campus. These locations are based on a variable lease determined on monthly sales thus limiting the ongoing costs associated with these locations.

On November 11, 2020, the Company announced an agreement with Happy Meal Prep to offer Muscle Maker meal prep/plans to consumers via direct- to-consumer shipments of over 40 meal prep/plan options. This program allows shipments of up to a 250-mile radius around participating locations increasing the total number of potential consumers who can enjoy Muscle Maker Grill meals. The Company made a greater push in the direct-to-consumer market meal prep/plan strategy in 2021 as an alternate, non-traditional approach to delivering our products to consumers.

On March 25, 2021, we acquired the assets of SuperFit Foods, a subscription based fresh-prepared meal prep business located in Jacksonville, Florida. With this acquisition, we are also the owner of the trade name SuperFit Foods that we use in connection with the operations of SuperFit Foods. In 2020 SuperFit Foods produced over 220,000 fresh-prepared meals. SuperFit Foods is differentiated from other meal prep services by allowing customers in the Jacksonville Florida market to order online via the Company’s website and pick up their fully prepared meals from 28 Company-owned coolers located in gyms and wellness centers.

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor for a private placement pursuant to which the investor purchased from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of Common Stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of Common Stock (the “Pre-Funded Warrant”). Each share and accompanying Common Warrant was sold together at a combined offering price of $2.43 per share and Common Warrant, and each Pre-Funded Warrant and accompanying Common Warrant was sold together at a combined offering price of $2.42 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant has an exercise price of $2.43 per share, are immediately exercisable and will expire five and one-half (5.5) years from the date of issuance. The private placement closed on April 9, 2021.

On May 14, 2021, MMI acquired the Pokemoto restaurant chain. This consisted of purchasing PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, and TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”). Pokemoto has thirteen locations in four states – Connecticut, Rhode Island, Massachusetts, and Georgia and offers up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere. The colorful dishes and modern chic dining rooms provide an uplifting dining experience for guests of all ages. Customers can dine in-store or order online via third party delivery apps for contactless delivery.

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

On November 17, 2021, the Company entered into a Securities Purchase Agreement with accredited investors for a private placement pursuant to which the investors purchased from the Company for an aggregate purchase price of approximately $15,000,000 (i) 6,772,000 shares (the “Shares”) of common stock of the Company, (ii) a common stock purchase warrant to purchase up to 10,830,305 shares of common stock (the “November Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 4,058,305 shares of common stock (the “Pre-Funded Warrant”). Each Share and accompanying November Common Warrant was sold together at a combined offering price of $1.385 per Share and November Common Warrant, and each Pre-Funded Warrant and accompanying November Common Warrant was sold together at a combined offering price of $1.3849 per Pre-Funded Warrant and accompanying November Common Warrant. The November Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the November Pre-Funded Warrant is fully exercised. The November Common Warrant will have an exercise price of $1.385 per share, are immediately exercisable and will expire five (5) years from the date of issuance. The private placement closed on November 22, 2021.

During the year ended December 31, 2021, we entered into various franchise agreements for a total of seventeen potentially new Pokemoto locations with various franchisees. The Franchisees paid the Company an aggregate of $217,500 and this has been recorded in deferred revenue as of December 31, 2021.

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

We are the owner of the trade name and service mark Muscle Maker Grill®, SuperFit Foods®, Pokemoto®, Healthy Joe’s, MMG Burger Bar®, Meal Plan AF® and other trademarks and intellectual property we use in connection with the operation of Muscle Maker Grill® restaurants. We license the right to use the Muscle Maker Grill®, Pokemoto®, and SuperFit Foods trademarks and intellectual property to our wholly owned subsidiaries, Muscle Maker Development, Poke Co Holdings LLC and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill® and Pokemoto® restaurants.

As of December 31, 2021, the Company had a cash balance, a working capital surplus and an accumulated deficit of $15,766,703, $15,041,334, and $71,369,837, respectively. During the year ended December 31, 2021, the Company incurred a pre-tax net loss of $8,176,130 and net cash used in operations of $6,392,711. The Company believes that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

Key Financial Definitions

Total Revenues

Our revenues are derived from three primary sources: Company restaurant sales, franchise revenues and vendor rebates from Franchisees. Franchise revenues are comprised of franchise royalty revenues collected based on 2% to 6% of franchisee net sales and other franchise revenues which include initial and renewal franchisee fees. Vendor rebates are received based on volume purchases or services from franchise owned locations. In addition, we have other revenues which consists of gift card breakage which is recognized when we determine that there is no further legal obligation to remit the unredeemed gift card balance.

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

Labor

Restaurant labor costs, including preopening labor, consists of Company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our Company-operated restaurant-level team members. Like other cost items, we expect total restaurant labor costs at our Company-operated restaurants to increase due to inflation and as our Company restaurant revenues grow. Factors that influence labor costs include minimum wage and employer payroll tax legislation, mandated health care costs and operational productivity established by the management team. Our labor costs in 2021 have been partially offset by employee retention tax credits provided by the Internal Revenue Service due to the impact of Covid-19.

Rent

Restaurant rent, including preopening rental charges, consist of Company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. Our rent strategy in some locations consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides downside protection for lower volume locations.

Other Restaurant Operating Expenses

Other restaurant operating expenses, including preopening operating expenses, consist of Company-operated restaurant-level ancillary expenses not inclusive of food and beverage, labor and rent expense. These expenses are generally marketing, advertising, merchant and bank fees, utilities, leasehold and equipment repairs, insurance and maintenance. A portion of these costs are associated with third party delivery services such as Uber Eats, Grub Hub, DoorDash and others. The fees associated with these third-party delivery services can range up to 25% of the total order being delivered. Management believes delivery is a critical component of our business model and industry trends will continue to push consumers towards delivery. We have adjusted our cost structure to reflect different pricing models, portion sizes, menu offerings, and other considerations to potentially partially offset these rising costs of delivery.

Impairment of Intangible Assets

Impairment of intangible assets consist of an amount by which the carry amount of the intangible assets exceeds its fair value. This is recognized by us when the carry amount of an intangible asset is greater than the projected future undiscounted cash flows, as the asset is not fully recoverable.

Impairment of Goodwill

Impairment of goodwill consist of an amount by which the carry amount of the goodwill assets exceeds its fair value. This is recognized by us when the carry amount of goodwill is greater than the projected future discounted cash flows, as the asset is not fully recoverable.

Depreciation and Amortization

Depreciation and amortization primarily consist of the depreciation of property and equipment and amortization of intangible assets.

Franchise Advertising Expenses

In accordance with Topic 606, the Company recognizes sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses.

General and Administrative Expenses

General and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including wages, benefits, travel expense, stock-based compensation expense, legal and professional fees, training, investor relations and other corporate costs. We incur incremental general and administrative expenses as a result of being a publicly listed company on the Nasdaq capital market. A certain portion of these expenses are related to the preparation of an initial stock offering and subsequent capital raises and should be considered one-time expenses.

Other (Expense) Income

Other (expenses) income consists of amortization of debt discounts on the convertible notes, interest expense related to convertible notes payable, change in fair value of accrued compensation and gains on debt extinguishments in connection with the PPP loan forgiveness.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Consolidated Results of Operations

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively:

	For the Years Ended
	December 31,
	2021	2020
Revenues:
Company restaurant sales, net of discounts	$9,320,920	$3,672,944
Franchise royalties and fees	778,181	739,450
Franchise advertising fund contributions	188,539	61,053
Other revenue	61,996	-
Total Revenues	10,349,636	4,473,447

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	3,532,907	1,467,799
Labor	1,917,979	1,908,476
Rent	1,261,096	691,986
Other restaurant operating expenses	2,362,687	1,146,443
Total restaurant operating expenses	9,074,669	5,214,704
Impairment of intangible asset	1,139,908	100,000
Impairment of goodwill	86,348	-
Depreciation and amortization	1,206,505	422,546
Franchise advertising fund expenses	188,539	61,053
Preopening expenses	31,829	56,362
General and administrative expenses	8,094,509	8,576,231
Total Costs and Expenses	19,822,307	14,430,896
Loss from Operations	(9,472,671)	(9,957,449)

Other Expenses (Income):
Other income	(9,097)	27,143
Interest income, net	(50,170)	(115,881)
Change in fair value of accrued compensation	127,500	(14,000)
Gain on debt extinguishment	1,228,308	-
Amortization of debt discounts	-	(38,918)
Total Other Expenses, Net	1,296,541	(141,656)

Loss Before Income Tax	(8,176,130)	(10,099,105)
Income tax provision	-	-
Net Loss	$(8,176,130)	$(10,099,105)

Year Ended December 31, 2021Compared with Year Ended December 31, 2020

Revenues

Our revenues totaled $10,349,636 for the year ended December 31, 2021 compared to $4,473,447 for the year ended December 31, 2020. The $5,876,189 increase is primarily attributed to an increase in restaurant sales as a direct result of the acquisition of Pokemoto and SuperFit Foods.

We generated Company restaurant sales, net of discounts, of $9,320,920 for the year ended December 31, 2021 compared to $3,672,944 for the year ended December 31, 2020. This represented an increase of $5,647,976, or 153.8%, which is mainly attributable to the Pokemoto restaurants sales and SupferFit Foods sales generated during the current year since their dates of acquisition.

Franchise royalties and fees for the year ended December 31, 2021 and 2020 totaled $778,181 compared to $739,450, respectively. This represents an increase of $38,731, or 5.24%. As the Company executes against its franchising strategy and expands its efforts to sell franchise locations, management is anticipating that this number will likely increase over the coming years.

Franchise advertising fund contributions for the years ended December 31, 2021 and 2020 totaled $188,539 compared to $61,053, respectively. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. Thus the increase has been a direct result of us increasing our expenses incurred related to our national advertising services to benefit our franchisees and the brands as a whole.

Other revenues for the year ended December 31, 2021 totaled $61,996. Other revenues consisted of gift card breakage recognized.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and general and administrative expenses.

Restaurant food and beverage costs for the year ended December 31, 2021 and 2020 totaled $3,532,907 or 37.90% as a percentage of Company restaurant net sales, and $1,467,799 or 39.96%, as a percentage of Company restaurant net sales, respectively. The $2,065,108 increase resulted from higher store counts during the current year as compared to the prior year resulting in higher sales with an overall decrease (improvement) of (2.06%) in restaurant and food beverage cost as a percentage of sales.

Restaurant labor for the year ended December 31, 2021 and 2020 totaled $1,917,979, or 20.58%, as a percentage of Company restaurant net sales, and $1,908,476, or 51.96%, as a percentage of Company restaurant net sales, respectively. The $9,503 increase resulted due a higher store count during the current year as compared to the prior year as the Company opened and acquired more stores as compared to the prior period, offset by the reduction in labor expense as a result of approximately $1,920,000 in employee retention credits that were made available to us due to the effects of Covid-19. Without the employee retention credit restaurant labor for the year ended December 31, 2021 totaled $3,837,979 or 41.17% as a percentage of Company restaurant net sales. Notwithstanding the positive effect of the tax credits on our labor costs we were able to reduce (improve) our overall labor as a percentage of sales by (10.79%) due to increased sales and also due to improvements in operations.

Restaurant rent expense for the year ended December 31, 2021 and December 31, 2020 totaled $1,261,096, or 13.53% as a percentage of restaurant sales, and $691,986, or 18.84%, as a percentage of restaurant sales, respectively. The increase of $569,110 is directly attributed to the new Company-owned locations acquired during the current period as compared to the prior period thus increasing the store count from sixteen stores to twenty-two stores. The percent of total sales reduced (improved) by (5.31%) as sales increased overall and we are able to leverage fixed rent against these higher sales levels.

Other restaurant operating expenses for the year ended December 31, 2021 and December 31, 2020 totaled $2,362,687, or 25.35% as a percentage of restaurant sales, and $1,146,443, or 31.21% as a percentage of restaurant sales, respectively. The $1,216,244 increase is due to higher third-party merchant fees resulting from an increase in delivery orders and a higher store count during the year as compared to the prior year. The increased store count also resulted in an increase in utility fees and insurance expenses. The other restaurant operating expenses as a percent of total sales reduced (improved) by (5.86%).

Depreciation and amortization expense for the year ended December 31, 2021 and December 31, 2020 totaled $1,206,505 and $422,546, respectively. The $783,959 increase is mainly attributed to amortization expense attributed to the additions of definite life intangible assets of approximately $4,150,000 acquired through the various acquisitions during the current year as compared to the prior year. The remaining of the variance is attributable to depreciation expense related to additional property and equipment of approximately $435,000 acquired through acquisitions and additional property and equipment purchased of approximately $262,000 for new store build outs and the remodeling of an existing and acquired Company-owned restaurant compared to the prior year.

Impairment of intangible assets for the year ended December 31, 2021 and 2020 totaled $1,139,908 and $100,000. We performed a recoverability test on the Muscle Maker Grill trademark and franchise agreements based on its projected future undiscounted cash flows. The forecast was based on actual revenues and we also considered recent developments as well as our strategic plans and intentions. Based on the forecasts we recorded an aggregate impairment charge. The increase in our impairment charge is directly attributed to the closure of our Muscle Maker Grill Company-owned restaurants and our franchise locations as compared to the prior period.

Preopening expense for the years ended December 31, 2021 and 2020, totaled $31,829 and $56,362 resulted from expense incurred prior to the opening of our new Company-owned store that opened during the year ended December 31, 2021 and 2020, respectively.

General and administrative expenses for the year ended December 31, 2021 and 2020 totaled $8,094,509, or 78.21% of total revenue, and $8,576,231, or 191.70 % of total revenue, respectively. The $481,722 decrease was mainly attributed to a reduction in consulting expenses of approximately $1,433,000 which is mainly due to stock-based compensation expense for stock issued to various consultants for various services rendered in the prior year as compared to the current year, a decrease in bad debt expenses of approximately $106,000, a decrease in professional fees of approximately $42,300 which resulted from changing our auditing firm during the current year. The decrease was offset with increase in salaries and wages of approximately $1,189,415 which resulted from additional staff members due to our acquisitions, in addition, included in the increase is stock-based compensation for shares issued to employees of approximately $637,000 as part of their employment agreements. The remainder of the variance was attributed to various other expenses including recruiting, marketing, computer expenses etc.

Loss from Operations

Our loss from operations for the year ended December 31, 2021 and 2020 totaled $9,472,671, or 91.53% of total revenues and $9,957,449, or 222.59% of total revenue, respectively. The decrease of $484,778 in loss from operations is primarily attributable to the increase of total revenues of $5,876,189, partially offset by the increase in total cost and expenses of $5,391,411 as discussed above.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2021 and 2020 totaled $1,296,541 and ($141,656), respectively. The $1,438,197 increase in other income (expense) was primarily attributable to a gain on extinguishment of debt of $1,228,308 due mainly to the forgiveness of our PPP loans, an increase of $141,500 in the change in fair value of accrued compensation issued during the current year as compared to the prior year due to administrative delays by the Company as the shares were earned by the consultant but not issued in the correct period. Attributing to the increase in other income (expense) is a decrease in interest expense of $65,711 due to the reduction of interest-bearing instrument in the current year as compared to the prior year and a decrease in amortization of debt discounts of $38,918.

Net Loss

Our net loss for the year ended December 31, 2021 was $8,176,130 which was an improvement of $1,922,975 as compared to a net loss of $10,099,105 for the year ended December 31, 2020, resulting from an increase in our total revenue of $5,876,189 and an increase in our other income (expense) of $1,438,197, partially offset by an increase of our total cost and expenses of $5,391,411.

The following table represents selected items in our consolidated statements of operations for the years ended December 31, 2021, respectively by our operating segments:

		Muscle Maker	Pokemoto	SuperFit Foods
	Consolidated	Grill Division	Division (d)	Division (e)	Unallocated

Revenues:
Company restaurant sales, net of discounts	$9,320,920	$5,159,134	$2,694,335	$1,467,451	$-
Franchise royalties and fees	778,181	627,734	150,447	-	-
Franchise advertising fund contributions	188,539	188,539	-	-	-
Other Revenue	61,996	61,996	-	-	-
Total Revenues	10,349,636	6,037,403	2,844,782	1,467,451	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	3,532,907	2,038,636	999,586	494,685	-
Labor	1,917,979	1,227,187	416,847	273,944	-
Rent	1,261,096	977,202	209,242	74,652	-
Other restaurant operating expenses	2,362,687	1,437,418	624,437	300,832	-
Total restaurant operating expenses	9,074,669	5,680,443	2,250,112	1,144,113	-
Impairment of intangible assets	1,139,908	-	-	-	1,139,908	(b)
Impairment of goodwill	86,348	-	-	-	86,348	(b)
Depreciation and amortization	1,206,505	461,922	80,752	23,200	640,631	(b)
Franchise advertising fund expenses	188,539	188,539	-	-	-
Preopening expenses	31,829	9,937	21,892	-	-
General and administrative expenses	8,094,509	-	-	-	8,094,509	(a)
Total Costs and Expenses	19,822,307	6,340,841	2,352,756	1,167,313	9,961,396
(Loss) Income from Operations	(9,472,671)	(303,438)	492,026	300,138	(9,961,396)

Other Income:
Other income	(9,097)	-	-	-	(9,097	)(c)
Interest expense, net	(50,170)	-	-	-	(50,170)
Change in fair value of accrued compensation	127,500	-	-	-	127,500	(c)
Gain on debt extinguishment	1,228,308	-	-	-	1,228,308
Amortization of debt discounts	-	-	-	-	-
Total Other Income, Net	1,296,541	-	-	-	1,321,541

Loss Before Income Tax	(8,176,130)	(303,438)	492,026	300,138	(8,639,855)
Income tax provision	-	-	-	-	-
Net (Loss) Income	$(8,176,130)	$(303,438)	$492,026	$300,138	$(8,639,855)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $3,320,061, professional fees of $1,818,998, and consulting fees of $1,611,045.
(b)	Includes charges of $1,135,448 and $86,348 related to the impairment of intangible assets and goodwill, respectively, related to Muscle Maker Grill restaurants intangible assets and good will. This also includes amortization of intangible assets. See Note 7.
(c)	Includes changes in the fair value of accrued compensation of $127,500.
(d)	Pokemoto Division – Statement of operations for the period from May 14, 2021 (acquisition date) through December 31, 2021.
(e)	SuperFit Foods Division - Statement of operations for the period from March 25, 2021 (acquisition date) through December 31, 2021.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,	December 31,
	2021	2020
Cash	$15,766,703	$4,195,932
Working Capital Surplus	$15,041,334	$1,383,568
Convertible notes payable, including related parties and Former Parent, net	$182,458	$182,458
Other notes payable, including related parties	$1,170,079	$1,276,692

Availability of Additional Funds

Although we have a working capital surplus of $15,041,334, we presently have an accumulated deficit of $71,369,837, as of December 31, 2021, and we utilized $6,392,711 of cash in operating activities during the year ended December 31, 2021. We believe that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

In the event we are required to obtain additional financing, either through borrowings, private placements, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

If we need to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities could dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor for a private placement pursuant to which the investor purchased from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of Common Stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of Common Stock (the “Pre-Funded Warrant”). Each share and accompanying Common Warrant was sold together at a combined offering price of $2.43 per share and Common Warrant, and each Pre-Funded Warrant and accompanying Common Warrant was sold together at a combined offering price of $2.42 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant has an exercise price of $2.43 per share, are immediately exercisable and will expire five and one-half (5.5) years from the date of issuance. The private placement closed on April 9, 2021.

On November 17, 2021, the Company entered into a Securities Purchase Agreement with accredited investors for a private placement pursuant to which the investors purchased from the Company for an aggregate purchase price of approximately $15,000,000 (i) 6,772,000 shares (the “Shares”) of common stock of the Company, (ii) a common stock purchase warrant to purchase up to 10,830,305 shares of common stock (the “November Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 4,058,305 shares of common stock (the “Pre-Funded Warrant”). Each Share and accompanying November Common Warrant was sold together at a combined offering price of $1.385 per Share and November Common Warrant, and each Pre-Funded Warrant and accompanying November Common Warrant was sold together at a combined offering price of $1.3849 per Pre-Funded Warrant and accompanying November Common Warrant. The November Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the November Pre-Funded Warrant is fully exercised. The November Common Warrant will have an exercise price of $1.385 per share, are immediately exercisable and will expire five (5) years from the date of issuance. The private placement closed on November 22, 2021.

Sources and Uses of Cash for the Years Ended December 31, 2021 and December 31, 2020

For the year ended December 31, 2021 and 2020, we used cash of $6,392,711 and $7,785,873, respectively, in operations. Our cash used for the year ended December 31, 2021 was primarily attributable to our net loss of $8,176,130, adjusted for net non-cash income in the aggregate amount of $3,484,067, partially offset by $1,700,648 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2020 was primarily attributable to our net loss of $10,099,105, adjusted for net non-cash income in the aggregate amount of $3,535,995, partially offset by $1,222,763 of net cash provided by changes in the levels of operating assets and liabilities.

During the year ended December 31, 2021, cash used in investing activities was $3,575,809, of which $262,019 was used to purchase property and equipment, $3,315,390 used in connection with the acquisition of SuperFit Foods and Pokemoto and $1,600 was collected from loans to franchisees loan issuances. During the year ended December 31, 2020, cash used in investing activities was $850,334, of which $781,041 was used to purchase property and equipment, $75,000 used in connection with the acquisition of new Company stores from former franchisees and $5,707 was collected from loans to franchisees and related parties net of loan issuances.

Net cash provided by financing activities for the year ended December 31, 2021 was $21,539,291, consisting of $22,890,950 proceeds from Private Placement offerings, net of underwriter’s discount and offering costs, and proceeds from the exercising of the pre-funded warrants of $28,773, partially offset by repayments of various other notes payable of $1,280,43, which consisted mainly of SBA loans that was acquired through the Pokemoto acquisition and $100,000 cash paid to a former investor in connection with the cancellation of their shares. Net cash provided by financing activities for the year ended December 31, 2020 was $12,353,285, consisting of $11,720,001 in proceeds from the offerings, net of underwriter’s discount and offering costs, $764,399 proceeds from the over-allotment, net of underwriter’s discount and offering costs, $150,000 proceeds from other note payable, $866,300 proceeds from the PPP loan, partially offset by repayments of various convertible notes of $550,000 and $597,415 of repayments of other notes payables, including a related party.

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

Other intangible assets include a trademark with an indefinite useful life. The other intangible assets estimated original useful lives are as follows:

Franchisee agreements	13 years
Franchise license	10 years
Trademark – SuperFit, Trademark – Pokemoto
Domain name, customer list and
Proprietary recipes	5 – 7 years
Non-compete agreement	2 – 3 years

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

The Company’s revenues consist of restaurant sales, franchise royalties and fees, franchise advertising fund contributions, and other revenues. The Company recognized revenues according to Topic 606 “Revenue from Contracts with Customers”. Under the guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.

Restaurant Sales

Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $9,320,920 and $3,672,944 during the years ended December 31, 2021 and 2020, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $434,849 and $331,694 during the years ended December 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $263,215 and $277,255 during the years ended December 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $80,117 and $130,501 during the years ended December 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $188,539 and $61,053, respectively, during the years ended December 31, 2021 and 2020, which are included in franchise advertising fund contributions on the accompanying consolidated statements of operations.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the consolidated balance sheet. The Company recorded $61,996 gift card breakage for the year ended December 31, 2021. For the year ended December 31, 2020, the Company did not record any gift card breakage.

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

See Note 2 to our consolidated financial statements for the year ended December 31, 2021.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the year ended December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Expect as set forth below there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

●	Increased staffing in accounting allowing proper segregation of duties and the Company’s ability to gather, analyze and properly reviewed information related to financial reporting in a timely manner.
●	The Company enhanced internal controls the process relating to new contracts or transactions to effective communication and recording.

ITEM 9B.	OTHER INFORMATION.

On May 4, 2021, Mr. Southall III resigned from the compensation committee. On May 10, 2021, the Board appointed Major General (ret) Malcolm Frost to the compensation committee and added Philip Balatsos as an additional member to the compensation committee.

On August 19, 2021, the Company was informed that Peter S. Petrosian, a member of the Company’s Board of Directors, passed away. Mr. Petrosian, an independent director, was a member of the audit committee at the time of his passing. Paul L. Menchik, an independent director of the Company, was appointed to the audit committee to fill the vacancy resulting from Mr. Petrosian’s death. The Company is extremely grateful for Mr. Petrosian’s dedication and service to the Company. The Company’s management and Board of Directors extends its sincerest condolences to Mr. Petrosian’s family.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Executive Officers

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our executive officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

As of March 16, 2022, our current directors and executive officers and their ages are:

Name	Age	Principal Positions Held With Us
Kevin Mohan (1)	48	Chief Investment Officer and Chairman of the Board
Michael J. Roper	57	Chief Executive Officer, Secretary
Kenneth Miller	52	Chief Operating Officer
Jennifer Black	40	Chief Financial Officer
Ferdinand Groenewald	37	Chief Accounting Officer
Aimee Infantee	35	Chief Marketing Officer
Stephen A. Spanos (2)	59	Director
A.B. Southall III (3)	60	Director
Paul L. Menchik (4)	74	Director
Jeff Carl (5)	66	Director
Major General (Ret) Malcolm B. Frost (6)	55	Director
Philip Balatsos (7)	44	Director

(1)	Mr. Mohan serves as the Chairman of the Board.
(2)	Mr. Spanos serves as the Chairman of the Audit Committee.
(3)	Mr. A.B. Southall III serves as a member of the Governance Committee.
(4)	Mr. Menchik serves as the Chairman of the Governance Committee and is a member of the Audit Committee.
(5)	Mr. Carl serves as the Chairman of the Compensations Committee and is a member of the Governance Committee.
(6)	Mr. Frost serves as a member of the Compensation Committee.
(7)	Mr. Balatsos serves as a member of the Compensation and Audit Committee.

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

Jennifer Black. Ms. Black is an experienced Chief Financial Officer with a demonstrated history of working with public and private equity backed organizations. Prior to joining the Company, from September 2018 through December 2021, Ms. Black served as the Chief Financial Officer for Eagle Pressure Control LLC (“Eagle”) and Talon Pressure Control, oilfield service companies. From October 2015 through September 2018, Ms. Black served as the Controller for AG Resource Management, a private equity backed agriculture lending company, and as the Controller for Basic Energy Services, an oil and gas services company, from January 2013 through October 2015. Ms. Black has also held various other roles including Vice President of SEC reporting with OMNI American Bank and Audit Manager with RSM McGladrey. In November 2020, Eagle, as a result of various events including an oil and gas work related incident, decline of oil and gas prices and the impact from COVID-19, filed for bankruptcy protection under Subchapter V under Chapter 11 in the US Bankruptcy Court, Southern District of Texas (Houston) (Bankruptcy Petition #: 20-35474). Ms. Black is a Certified Public Accountant and a Chartered Global Management Accountant. Ms. Black received a Master of Business Administration from Jack Welch Management Institute in 2018 and Bachelor of Science in Accounting and Finance from Texas Tech University in 2003.

Based on her education and extensive experience in the financial and accounting industries, we have deemed Ms. Black fit to serve as our Chief Financial Officer.

Ferdinand Groenewald. Mr. Groenewald has served as the Chief Accounting Officer of Muscle Maker, Inc. since January 2022. Mr. Groenewald previously served as our Chief Financial Officer of Muscle Maker, Inc. from September 2018 through January 2022. Mr. Groenewald had previously served as our Vice President of Finance, Principal Financial Officer and Principal Accounting Officer, Muscle Maker Development, LLC and Muscle Maker Corp., LLC from January 25, 2018 through May 29, 2018. In addition, Mr. Groenewald has served as our controller from October 2017 through May 29, 2018. Mr. Groenewald is a certified public accountant with significant experience in finance and accounting. From July 2018 through August 2018, Mr. Groenewald serves as senior financial reporting accountant of Wrinkle Gardner & Company, a full service tax, accounting and business consulting firm. From February 2017 to October 2017, Mr. Groenewald served as Senior Financial Accounting Consultant at Pharos Advisors, Inc. serving a broad range of industries. From November 2013 to February 2017, he served as a Senior Staff Accountant at Financial Consulting Strategies, LLC where he provided a broad range of accounting, financial reporting, and pre-auditing services to various industries. From August 2015 to December 2015, Mr. Groenewald served as a Financial Reporting Analyst at Valley National Bank. Mr. Groenewald holds a Bachelor of Science in accounting from the University of South Africa.

Based on his education and extensive experience in the financial and accounting industries, we have deemed Mr. Groenewald fit to serve as our Chief Accounting Officer.

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

Based on her education and extensive experience in the restaurant/franchise industry, we have deemed MS. Infant fit to serve as our Chief Marketing Officer.

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

Major General (Ret) Malcolm B. Frost. Maj. Gen (Ret) Frost has 31 years of military experience providing large-scale strategic and operational leadership and oversight in the Indo-Asia-Pacific, Middle East, Europe, and the United States for the United States Army - successfully leading the evolution of soldier training programs in peace and war from platoon through 2-star command level. Maj. Gen. (Ret) Frost has been deployed to combat several times in a variety of leadership and command positions. Since 2019, Maj. Gen. (Ret) Frost served as Executive Consultant for Fortune 500 and larger corporations through Malcolm Frost and Associates LLC. From 2015 through 2019, Maj. Gen. (Ret) Frost served as the Commanding General for the US Army Training and Doctrine Command located at Fort Eustis, Virginia and as the Chief of Public Affairs for the US Army Headquarters based in Washington, DC. Maj. Gen. (Ret) Frost also served as the Deputy Commanding General for Support for the US Army, Deputy Director of Operations for the US Department of Defense and the Director of Operations for the US Army Pacific Headquarters. He deployed to Bosnia-Hercegovina as a company commander in 1995 and deployed twice to Iraq as commander of an 800-person Cavalry Squadron operating in Tal Afar during the Surge in 2006-7, and as commander of a 5K person Stryker Brigade Combat Team operating in Diyala, Salah ad Din, and Kirkuk provinces in 2010-11. Additionally, he deployed as Director of Operations of a 4,000-person airborne brigade task force in Afghanistan in 2002-3. In addition to a Bachelor of Science Degree in Human Resources Management from the United States Military Academy at West Point, Maj. Gen. (Ret) Frost holds advanced degrees from Webster University and the U.S. Army War College in Human Resources Development and National Security Strategy, respectively. He is the recipient of the Distinguished Service Medal x2, Defense Superior Service Medal, Legion of Merit x3, Bronze Star Medal x3, Air Medal, Army Commendation Medal x6 including one for Valor, Combat Infantryman Badge, Master Parachutist Badge and Ranger Tab. He is a Certified Project Director and is the recipient of the U.S. Department of State Meritorious Honor Award for reconstruction, civic and humanitarian achievements while serving in Iraq.

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

Our board of directors currently consists of seven (7) members. Our board of directors has determined that Stephen Spanos, A.B. Southall III, Paul L. Menchik, Malcolm Frost, Philip Balatsos and Jeff Carl, qualify as independent directors in accordance with the Nasdaq Capital Market, or Nasdaq listing requirements. Kevin Mohan is not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

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

Audit Committee

The Audit Committee has three members, including Messrs. Spanos, Balatsos and Menchik. Mr. Spanos serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

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

Compensation Committee

The Compensation Committee has three members, including Messrs. Carl, Balatsos and Frost. Mr. Carl serves as the chairman of the Compensation Committee.

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

Nominating and Corporate Governance Committee

The Governance Committee has three members, including Messrs. Menchik, Southall III and Carl. Mr. Menchik serves as the chairman of the Governance Committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021, except for the shares issued on February 11, 2021 for Mr. Roper, Mr. Miller, Mr. Mohan, Mr. Groenewald and Ms. Infante as the Form 4’s were filed on April 1, 2021.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2021 and 2020 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2021 and whose total compensation for the 2021 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2021 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

Summary Compensation Table

							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Year	Salary	Bonus	Award	Awards	Compensation	Earnings	Compensation	Total
Michael J. Roper	2021	$356,077	$-	$287,000	$-	$-	$-	$-	$643,077
Chief Executive Officer of
Muscle Maker, Inc.	2020	$360,503	$180,288	$-	$-	$-	$-	$-	$540,791

Kenneth Miller	2021	$283,461	$-	$92,248	$-	$-	$-	$-	$375,709
Chief Operating Officer of
Muscle Maker, Inc.	2020	$256,442	$53,846	$-	$-	$-	$-	$-	$310,288

Kevin Mohan	2021	$180,384	$50,000	$184,498	$-	$-	$-	$-	$414,882
Chief Operating Officer of
Muscle Maker, Inc.	2020	$185,077	$78,000	$-	$-	$-	$-	$72,327	$335,404

Employment Agreements

Michael Roper

On February 10, 2022, Muscle Maker, Inc. (the “Company”) entered into an Employment Agreement with Michael Roper effective February 14, 2022, which replaced his prior employment agreement. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $350,000, which will be increased to $375,000 upon the one-year anniversary. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity. Within 90 days of the effective date, the Company will issue Mr. Roper stock options to receive 100,000 shares of common stock which will vest over a term of five years. If Mr. Roper is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, Mr. Roper will be entitled to a severance package of 18 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule, but subject to the execution of a valid release in favor of the Company and its related parties.

Jennifer Black

On January 2, 2022, the Company appointed Jennifer Black as Chief Financial Officer of the Company and entered into an Offer Letter with Ms. Black. Pursuant to the Offer Letter, Ms. Black will be employed as Chief Financial Officer of the Company on an at-will basis. Ms. Black will be entitled to a base salary at the annualized rate of $190,000. The Company’s previous CFO, Ferdinand Groenewald, will remain and was appointed as the Chief Accounting Officer of the Company. The Company agreed to issue Ms. Black 20,000 restricted stock units upon completion of 90 days of employment. Ms. Black will be entitled to receive stock options to acquire 20,000 shares of common stock subject to the approval of the Board of Directors and Compensation Committee and the terms and conditions will be subject to entering into a stock option agreement.

Kenneth Miller

On February 9, 2022, the Company and Kenn Miller, Chief Operations Officer, entered a letter agreement providing that Mr. Miller will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $275,000 effective February 14, 2022. Mr. Miller will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company will issue Mr. Miller stock options to receive 50,000 shares of common stock which will vest over a term of five years. If Mr. Miller is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of 12 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

Aimee Infante

On February 9, 2022, the Company and Aimee Infante, Chief Marketing Officer, entered a letter agreement providing that Ms. Infante will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Ms. Infante will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of her salary. Within 90 days of the effective date, the Company will issue Ms. Infante stock options to receive 42,500 shares of common stock which will vest over a term of five years. If Ms. Infante is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, she will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

Kevin Mohan

On February 10, 2022, the Company and Kevin Mohan, Chief Investment Officer, entered a letter agreement providing that Mr. Mohan will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $200,000 effective February 14, 2022. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company will issue Mr. Mohan stock options to receive 75,000 shares of common stock which will vest over a term of five years. If Mr. Mohan is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

Ferdinand Groenewald

On February 9, 2022, the Company and Ferdinand Groenewald, Chief Accounting Officer, entered a letter agreement providing that Mr. Groenewald will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Mr. Groenewald will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of his salary. Within 90 days of the effective date, the Company will issue Mr. Groenewald stock options to receive 25,000 shares of common stock which will vest over a term of five years. If Mr. Groenewald is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

Elements of Compensation

Base Salary

Messrs. Roper, Black, Miller, Mohan, Infante and Groenewald received a fixed base salary in an amount determined in accordance with their then employment agreement with Muscle Maker Inc., and based on a number of factors, including:

●	The nature, responsibilities and duties of the officer’s position;
●	The officer’s expertise, demonstrated leadership ability and prior performance;
●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
●	The competitiveness of the market for the officer’s services.

Bonus

Mr. Mohan and Groenewald received discretionary performance based bonuses during the year ended December 31, 2021 pursuant to their employment agreements.

Stock Award

In fiscal 2021, we issued an aggregate of 221,783 shares of our restricted common stock, with an aggregate fair value of $636,495, to our executive team.

Equity Incentive Plans

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

2020 Plan

The Company’s board of directors and shareholders approved and adopted on October 27, 2020 the 2020 Equity Incentive Plan (“2020 Plan”), effective on October 27, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2020 Plan, the Company reserved 1,750,000 shares of common stock for issuance. As of the date of the issuance of these consolidated financial statements 889,756 shares have been issued under the 2020 Plan.

2021Plan

The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1,500,000 shares of common stock for issuance. As of the date of the issuance of these consolidated financial statements 471,348 shares have been issued under the 2021 Plan.

Administration

The Company’s Board of Directors or a committee appointed by the Board (the “Committee”) will administer the Plan. The Committee will have the authority, without limitation (i) to designate Participants to receive Awards, (ii) determine the types of Awards to be granted to Participants, (iii) determine the number of shares of common stock to be covered by Awards, (iv) determine the terms and conditions of any Awards granted under the Plan, (v) determine to what extent and under what circumstances Awards may be settled in cash, shares of common stock, other securities, other Awards or other property, or canceled, forfeited or suspended, (vi) determine whether, to what extent, and under what circumstances the delivery of cash, Common Stock, other securities, other Awards or other property and other amounts payable with respect to an Award shall be made; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in this Plan and any instrument or agreement relating to, or Award granted under, this Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Committee shall deem appropriate for the proper administration of this Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, Awards; (x) reprice existing Awards with shareholder approval or to grant Awards in connection with or in consideration of the cancellation of an outstanding Award with a higher price; and (xi) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of this Plan. The Committee will have full discretion to administer and interpret the Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

Eligibility

Employees, directors, officers, advisors and consultants of the Company or its affiliates are eligible to participate in the Plan and are referred to as “Participants”. The Committee has the sole and complete authority to determine who will be granted an Award under the Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the Plan.

Number of Shares Authorized

Up to approximately 1,500,000 shares of common stock may be issued pursuant to awards granted under the Plan.

If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the Common Stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the Plan.

If there is any change in the Company’s corporate capitalization or structure, the Committee in its sole discretion may make substitutions or adjustments to the number of shares of common stock reserved for issuance under the Plan, the number of shares covered by Awards then outstanding under the Plan, the limitations on Awards under the Plan, the exercise price of outstanding Options and such other equitable substitution or adjustments as it may determine appropriate.

The Plan has a term of ten years and no further Awards may be granted under the Plan after that date.

Awards Available for Grant

The Committee may grant Awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. Notwithstanding, the Committee may not grant to any one person in any one calendar year Awards (i) for more than 50% of the Available Shares in the aggregate or (ii) payable in cash in an amount exceeding $10,000,000 in the aggregate.

Options

The Committee will be authorized to grant Options to purchase Common Stock that are either “qualified,” meaning they are intended to satisfy the requirements of Code Section 422 for Incentive Stock Options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the Plan will be subject to the terms and conditions established by the Committee. Under the terms of the Plan, unless the Committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Plan) of the shares of common stock on the date of grant. Options granted under the Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Committee and specified in the applicable award agreement. The maximum term of an Option granted under the Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder). Payment in respect of the exercise of an Option may be made in cash or by check, by surrender of unrestricted shares of Common Stock (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by the Company’s accountants to avoid an additional compensation charge or have been purchased on the open market, or the Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the Committee may determine to be appropriate.

Stock Appreciation Rights

The Committee will be authorized to award Stock Appreciation Rights (or SARs) under the Plan. SARs will be subject to such terms and conditions as established by the Committee. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an Option. SARs granted in connection with an Option shall be subject to terms similar to the Option which corresponds to such SARs. SARs shall be subject to terms established by the Committee and reflected in the award agreement.

Restricted Stock

The Committee will be authorized to award Restricted Stock under the Plan. Unless otherwise provided by the Committee and specified in an award agreement, restrictions on Restricted Stock will lapse after three years of service with the Company. The Committee will determine the terms of such Restricted Stock awards. Restricted Stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Committee for a specified period. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.

Restricted Stock Unit Awards

The Committee will be authorized to award Restricted Stock Unit awards. Unless otherwise provided by the Committee and specified in an award agreement, Restricted Stock Units will vest after three years of service with the Company. The Committee will determine the terms of such Restricted Stock Units. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited. At the election of the Committee, the participant will receive a number of shares of common stock equal to the number of units earned or an amount in cash equal to the fair market value of that number of shares at the expiration of the period over which the units are to be earned or at a later date selected by the Committee.

Stock Bonus Awards

The Committee will be authorized to grant Awards of unrestricted shares of common stock or other Awards denominated in shares of common stock, either alone or in tandem with other Awards, under such terms and conditions as the Committee may determine.

Performance Compensation Awards

The Committee will be authorized to grant any Award under the Plan in the form of a Performance Compensation Award exempt from the requirements of Section 162(m) of the Code by conditioning the vesting of the Award on the attainment of specific performance criteria of the Company and/or one or more Affiliates, divisions or operational units, or any combination thereof, as determined by the Committee. The Committee will select the performance criteria based on one or more of the following factors: (i) revenue; (ii) sales; (iii) profit (net profit, gross profit, operating profit, economic profit, profit margins or other corporate profit measures); (iv) earnings (EBIT, EBITDA, earnings per share, or other corporate profit measures); (v) net income (before or after taxes, operating income or other income measures); (vi) cash (cash flow, cash generation or other cash measures); (vii) stock price or performance; (viii) total stockholder return (stock price appreciation plus reinvested dividends divided by beginning share price); (ix) economic value added; (x) return measures (including, but not limited to, return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales); (xi) market share; (xii) improvements in capital structure; (xiii) expenses (expense management, expense ratio, expense efficiency ratios or other expense measures); (xiv) business expansion or consolidation (acquisitions and divestitures); (xv) internal rate of return or increase in net present value; (xvi) working capital targets relating to inventory and/or accounts receivable; (xvii) inventory management; (xviii) service or product delivery or quality; (xix) customer satisfaction; (xx) employee retention; (xxi) safety standards; (xxii) productivity measures; (xxiii) cost reduction measures; and/or (xxiv) strategic plan development and implementation.

Transferability

Each Award may be exercised during the Participant’s lifetime only by the Participant or, if permissible under applicable law, by the Participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a Participant other than by will or by the laws of descent and distribution. The Committee, however, may permit Awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the Participant and his or her family members or anyone else approved by it.

Amendment

The Plan will have a term of ten years. The Company’s board of directors may amend, suspend or terminate the Plan at any time; however, shareholder approval to amend the Plan may be necessary if the law or SEC so requires. No amendment, suspension or termination will materially and adversely affect the rights of any Participant or recipient of any Award without the consent of the Participant or recipient.

Change in Control

Except to the extent otherwise provided in an Award or required by applicable law, in the event of a Change in Control, upon the occurrence of a Change in Control, the Committee is authorized, but not obligated, to make any of the following adjustments (or any combination thereof) in the terms and conditions of outstanding Awards: (a) continuation or assumption of outstanding Awards by the surviving company; (b) substitution by the surviving company of equity, equity-based and/or cash awards with substantially the same terms for outstanding Awards; (c) accelerated exercisability, vesting and/or lapse of restrictions under outstanding Awards immediately prior to the occurrence of the Change in Control; (d) upon written notice, provide that any outstanding Awards must be exercised, to the extent then exercisable, during a reasonable period determined by the Committee and at the end of such period, any unexercised Awards will terminate; and (e) cancellation of all or any portion of outstanding Awards for fair value (in the form of cash, shares or other property) and which value may be zero.

U.S. Federal Income Tax Consequences

The following is a general summary of the material U.S. federal income tax consequences of the grant and exercise and vesting of Awards under the Plan and the disposition of shares acquired pursuant to the exercise of such Awards. This summary is intended to reflect the current provisions of the Code and the regulations thereunder. However, this summary is not intended to be a complete statement of applicable law, nor does it address foreign, state, local and payroll tax considerations. Moreover, the U.S. federal income tax consequences to any particular participant may differ from those described herein by reason of, among other things, the particular circumstances of such participant.

Options

There are a number of requirements that must be met for a particular Option to be treated as an Incentive Stock Option. One such requirement is that Common Stock acquired through the exercise of an Incentive Stock Option cannot be disposed of before the later of (i) two years from the date of grant of the Option, or (ii) one year from the date of its exercise. Holders of Incentive Stock Options will generally incur no federal income tax liability at the time of grant or upon exercise of those Options. However, the spread at exercise will be an “item of tax preference,” which may give rise to “alternative minimum tax” liability for the taxable year in which the exercise occurs. If the holder does not dispose of the shares before the later of two years following the date of grant and one year following the date of exercise, the difference between the exercise price and the amount realized upon disposition of the shares will constitute long-term capital gain or loss, as the case may be. Assuming both holding periods are satisfied, no deduction will be allowed to the Company for federal income tax purposes in connection with the grant or exercise of the Incentive Stock Option. If, within two years following the date of grant or within one year following the date of exercise, the holder of shares acquired through the exercise of an Incentive Stock Option disposes of those shares, the Participant will generally realize taxable compensation at the time of such disposition equal to the difference between the exercise price and the lesser of the Fair Market Value of the share on the date of exercise or the amount realized on the subsequent disposition of the shares, and that amount will generally be deductible by the Company for federal income tax purposes, subject to the possible limitations on deductibility under Sections 280G and 162(m) of the Code for compensation paid to executives designated in those Sections. Finally, if an otherwise Incentive Stock Option becomes first exercisable in any one year for shares having an aggregate value in excess of $100,000 (based on the date of grant value), the portion of the Incentive Stock Option in respect of those excess shares will be treated as a non-qualified stock option for federal income tax purposes.

No income will be realized by a Participant upon grant of a Non-Qualified Stock Option. Upon the exercise of a Non-Qualified Stock Option, the Participant will recognize ordinary compensation income in an amount equal to the excess, if any, of the Fair Market Value of the underlying exercised shares over the Option Exercise Price paid at the time of exercise. Such income will be subject to income tax withholdings, and the Participant will be required to pay to the Company the amount of any required withholding taxes in respect to such income.

The Company will be able to deduct this same amount for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Restricted Stock

A Participant will not be subject to tax upon the grant of an Award of Restricted Stock unless the Participant otherwise elects to be taxed at the time of grant pursuant to Section 83(b) of the Code. On the date an Award of Restricted Stock becomes transferable or is no longer subject to a substantial risk of forfeiture, the Participant will recognize ordinary compensation income equal to the difference between the Fair Market Value of the shares on that date over the amount the Participant paid for such shares, if any. Such income will be subject to income tax withholdings, and the Participant will be required to pay to the Company the amount of any required withholding taxes in respect to such income. If the Participant made an election under Section 83(b) of the Code, the Participant will recognize ordinary compensation income at the time of grant equal to the difference between the Fair Market Value of the shares on the date of grant over the amount the Participant paid for such shares, if any, and any subsequent appreciation in the value of the shares will be treated as a capital gain upon sale of the shares. Special rules apply to the receipt and disposition of Restricted Shares received by officers and directors who are subject to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company will be able to deduct, at the same time as it is recognized by the Participant, the amount of taxable compensation to the participant for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Restricted Stock Units

A Participant will not be subject to tax upon the grant of a Restricted Stock Unit Award. Rather, upon the delivery of shares or cash pursuant to a Restricted Stock Unit Award, the Participant will recognize ordinary compensation income equal to the Fair Market Value of the number of shares (or the amount of cash) the Participant actually receives with respect to the Award. Such income will be subject to income tax withholdings, and the Participant will be required to pay to the Company the amount of any required withholding taxes in respect to such income. The Company will be able to deduct the amount of taxable compensation recognized by the Participant for U.S. federal income tax purposes, but the deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

SARs

No income will be realized by a Participant upon grant of an SAR. Upon the exercise of an SAR, the Participant will recognize ordinary compensation income in an amount equal to the Fair Market Value of the payment received in respect of the SAR. Such income will be subject to income tax withholdings, and the Participant will be required to pay to the Company the amount of any required withholding taxes in respect to such income. The Company will be able to deduct this same amount for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Stock Bonus Awards

A Participant will recognize ordinary compensation income equal to the difference between the Fair Market Value of the shares on the date the shares of common stock subject to the Award are transferred to the Participant over the amount the Participant paid for such shares, if any, and any subsequent appreciation in the value of the shares will be treated as a capital gain upon sale of the shares. The Company will be able to deduct, at the same time as it is recognized by the Participant, the amount of taxable compensation to the Participant for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.

Section 162(m)

In general, Section 162(m) of the Code denies a publicly held corporation a deduction for U.S. federal income tax purposes for compensation in excess of $1,000,000 per year per person paid to its principal executive officer and the three other officers (other than the principal executive officer and principal financial officer) whose compensation is disclosed in its proxy statement/prospectus as a result of their total compensation, subject to certain exceptions. The Plan is intended to satisfy an exception with respect to grants of Options to covered employees. In addition, the Plan is designed to permit certain Awards of Restricted Stock, Restricted Stock Units, cash bonus awards and other Awards to be awarded as performance compensation awards intended to qualify under the “performance-based compensation” exception to Section 162(m) of the Code.

New Plan Benefits

Future grants under the Plan will be made at the discretion of the Committee and, accordingly, are not yet determinable. In addition, the value of the Awards granted under the Plan will depend on a number of factors, including the Fair Market Value of the shares of common stock on future dates, the exercise decisions made by the Participants and/or the extent to which any applicable performance goals necessary for vesting or payment are achieved. Consequently, it is not possible to determine the benefits that might be received by Participants receiving discretionary grants under, or having their annual bonus paid pursuant to, the Plan.

Interests of Directors or Officers

The Company’s directors may grant Awards under the Plan to themselves as well as to the Company’s officers and other employees, consultants and advisors.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2021, with respect to equity securities authorized for issuance under compensation plans:

Number of
Securities
Remaining
Available
for Future
Issuance Under
Equity
	Number of		Compensation
	Securities to be	Weighted-Average	Plans
	Issued Upon	Exercise Price of	excluding
	Exercise of	Outstanding Options	( securities
	Outstanding Options	under	reflected in
Plan Category	under the Plan (a)	The Plan (b)	Column (a)) (c)

Equity compensation plans approved by security holders	-	$-	1,098,255
Equity compensation plans not approved by security holders	-	$-	-

TOTAL	-	$-	1,098,255

Director Compensation

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

Kevin Mohan is an employee-director and does not receive compensation for serving in his role as a director or Chairman of the Board.

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2021

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Stephen A. Spanos	$12,000	$13,493	$-	$-	$-	$-	$25,493
A.B. Southall III	12,000	12,544	-	-	-	-	24,544
Paul L. Menchik	12,000	14,177	-	-	-	-	26,177
Jeff Carl	12,000	17,992	-	-	-	-	29,992
Major General (Ret) Malcolm B. Frost	11,143	8,347	-	-	-	-	19,490
Philip Balatsos	11,143	8,347	-	-	-	-	19,490

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

The following table sets forth information about the beneficial ownership of our common stock at March 16, 2022, for:

●	each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or upon conversion of a security that are either exercisable or convertible on or before a date that is 60 days after March 16, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Muscle Maker, Inc., 2600 South Shore Blvd., Suite 300, League City, Texas 77573.

The percentage ownership information shown in the column labeled “Percentage of Shares Outstanding” is based upon 28,531,401 shares of common stock outstanding as of March 16, 2022.

	Number of Shares	Percentage of Shares
	Beneficially	Outstanding Prior to
Name of Beneficial Owner	Owned (1)	Offering (1)

5% Stockholders:
Armistice Capital Master Fund LTD (2)	2,863,411	9.99%
Altuim Growth Fund, LP(3)	1,995,882	7.00%
Catalytic Holdings 1 LLC (4)	1,979,802	6.74%
Thoroughbred Diagnostics, LLC (4)	1,579,000	5.42%
Directors and Named Executive Officers:
Kevin Mohan (5)	136,537	*
Michael J. Roper (6)	105,000	*
Ferdinand Groenewald	-	*
Kenneth Miller (7)	32,142	*
Aimee Infante (8)	2,602	*
Stephen Spanos (9)	24,408	*
A.B. Southall, III (10)	124,915	*
Paul L. Menchik (11)	78,420	*
Jeff Carl (12)	17,639	*
Major General (ret) Malcolm Frost (13)	26,589	*
Philip Balatsos (14)	16,607	*

All executive officers and directors as a group (11 persons)	564,859	1.98%

* denotes less than 1%

1.	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon (i) the exercise of stock options that will become exercisable within sixty (60) days of March 16, 2022, (ii) the conversion of the convertible promissory notes into shares of our common stock, and (iii) the exercise of warrants that will become exercisable within sixty (60) days of March 16, 2022. Shares of common stock issuable pursuant to the foregoing methods are deemed outstanding for purposes of calculating the percentage of beneficial ownership of the person or entity holding such securities. Accordingly, the total percentages of beneficial ownership are in excess of one hundred percent (100%).

2.	Armistice Capital Master Fund LTD beneficial owns (i) 2,728,553 shares of the common stock of the Company and (ii) 7,725,337 shares of common stock of the Company which are subject to presently exercisable purchase warrants. There is a beneficial ownership limitation on the warrants and prefunded warrants owned by the holder that limits beneficial ownership of the holder to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant at any time. The beneficial ownership limitation can be increase by the holder by giving written notice to the Company, but this will not take effect until 61 days after the delivery of the notice to the Company. Armistice Capital Master Fund LTD is managed by Armistice Capital, LLC, its investment manager. Steven Boyd, the managing member of Armistice Capital, LLC has the sole voting and investment power over the securities held by Armistice Capital Master Fund LTD. Based solely on the information provided in Schedule 13G filed with the Securities and Exchange Commission dated February 14, 2022 by Armistice Capital, LLC.

3.	Altium Growth Funds, LP beneficial owns (i) 1,995,882 shares of the common stock of the Company, (ii) 2,888,085 shares of common stock of the Company which are subject to presently exercisable purchase warrants and (iii) 438,085 shares of common stock of the Company issuable upon the exercise of pre-funded warrants. There is a beneficial ownership limitation on the warrants and prefunded warrants owned by the holder that limits beneficial ownership of the holder to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant at any time. The beneficial ownership limitation can be increase by the holder by giving written notice to the Company, but this will not take effect until 61 days after the delivery of the notice to the Company. Altium Growth Fund, LP is managed by Jacob Gottlieb who has the sole voting and investment power over the securities held by Altium Growth Fund, LP. Based solely on the information provided in Schedule 13G/A filed with the Securities and Exchange Commission dated February 11, 2022 by Armistice Capital, LLC.

4.	Catalytic Holdings, LLC beneficially owns (i) 1,129,052 shares of common stock of the Company (ii) 850,750 shares of Common Stock of the Company which are subject to presently exercisable purchase warrants. The natural person with voting and investment control for Catalytic Holdings, LLC is Dmitriy Shapiro. Thoroughbred Diagnostics, LLC beneficially owns (i) 979,000 shares of common stock of Muscle Maker (ii) 600,000 shares of common stock of Muscle Maker which are subject to presently exercisable purchase warrants. The natural person with voting and investment control for Thoroughbred Diagnostics, LLC is Joey Giamichael.

5.	Kevin Mohan beneficially owns (i) indirectly 5,574 shares of common stock of the Company through various family members that reside in the same household as Kevin Mohan and (ii) directly 130,963 shares of common stock of Muscle Maker of which 10,714 are subject to presently exercisable purchase warrants issued to Kevin Mohan.

6.	Michael J. Roper beneficial owns directly 105,000 shares of common stock of the Company (i) 100,000 shares of Common stock of Muscle Maker Inc. for serving as the Chief Executive Officer of the Company and (ii) 5,000 shares of common stock of the Company purchased on the open market.

7.	Aimee Infante beneficial owns directly 2,602 shares of common stock of the Company for serving as the Chief Marketing Officer of the Company.

8.	Kenneth Miller beneficial owns directly 32,142 shares of common stock of the Company for serving as Chief Operating Officer of the Company.

9.	Stephen Spanos beneficially owns directly (i) 19,108 shares of common stock of the Company for serving as a director and (ii) 5,300 of the common stock of through purchase on the open market.

10.	A.B. Southall III beneficially owns (i) directly 114,915 shares of common stock of Muscle Maker, and (ii) directly 10,000 shares of common stock of the Company subject to presently exercisable purchase warrants issued to A.B. Southall III.

11.	Paul L. Menchik beneficially owns (i) directly 78,420 shares of common stock of Muscle Maker, and (ii) directly 10,000 shares of common stock of the Company subject to presently exercisable purchase warrants issued to Paul L. Menchik.

12.	Jeff Carl beneficially owns directly 17,639 shares of common stock of the Company for services rendered as a board of director.

13.	Major General (ret) Malcolm Frost beneficially owns directly (i) 11,656 shares of common stock of the Company for services rendered as a board of director and (ii) 4,951 shares of common stock of the Company through purchases on the open market..

14.	Philip Balatsos beneficially owns directly 16,607 shares of common stock of the Company for services rendered as a board of director.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Transactions with Officers, Directors and Executives of Muscle Maker

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

As of December 31, 2021, the Company accrued a total of $39,573 related to board compensation for stock issuance and $18,000 for their portion of cash compensation earned during the fourth quarter of 2021.

On February 10, 2022, the Company entered into an Employment Agreement with Michael Roper effective February 14, 2022, which replaced his prior employment agreement. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $350,000, which will be increased to $375,000 upon the one-year anniversary. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity. Within 90 days of the effective date, the Company will issue Mr. Roper stock options to receive 100,000 shares of common stock which will vest over a term of five years. If Mr. Roper is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, Mr. Roper will be entitled to a severance package of 18 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule, but subject to the execution of a valid release in favor of the Company and its related parties.

On February 10, 2022, the Company and Kevin Mohan, Chief Investment Officer, entered a letter agreement providing that Mr. Mohan will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $200,000 effective February 14, 2022. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company will issue Mr. Mohan stock options to receive 75,000 shares of common stock which will vest over a term of five years. If Mr. Mohan is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

On February 9, 2022, the Company and Kenn Miller, Chief Operations Officer, entered a letter agreement providing that Mr. Miller will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $275,000 effective February 14, 2022. Mr. Miller will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company will issue Mr. Miller stock options to receive 50,000 shares of common stock which will vest over a term of five years. If Mr. Miller is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of 12 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

On February 9, 2022, the Company and Aimee Infante, Chief Marketing Officer, entered a letter agreement providing that Ms. Infante will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Ms. Infante will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of her salary. Within 90 days of the effective date, the Company will issue Ms. Infante stock options to receive 42,500 shares of common stock which will vest over a term of five years. If Ms. Infante is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, she will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

On February 9, 2022, the Company and Ferdinand Groenewald, Chief Accounting Officer, entered a letter agreement providing that Mr. Groenewald will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Mr. Groenewald will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of his salary. Within 90 days of the effective date, the Company will issue Mr. Groenewald stock options to receive 25,000 shares of common stock which will vest over a term of five years. If Mr. Groenewald is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

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

Paris Kreit & Chiu CPA LLP (formerly known as Benjamin and Ko) has served as our independent registered public accountants for the year ended December 31, 2021. Marcum LLP has served as our independent registered public accountants for the year ended December 31, 2020.

The following is a summary of the fees billed or expected to be billed to us by our independent registered public accountants, for professional services rendered by Paris Kreit & Chiu CPA (formerly known as Benjamin and Ko) for the fiscal year ended December 31, 2021 and Marcum LLP for the year ended December 31, 2020:

	2021	2020
Audit fees (1)	$58,000	$312,390
Audit-related fees (2)	75,000	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$133,000	$312,390

Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 and in connection with the filing of our Form 10-K, Form 10-Qs and multiple Forms S-1 and Forms S-3s.

1.	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”
2.	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.
3.	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description
3.1+	Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)

3.2+	Bylaws of Muscle Maker, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)

3.3+	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2019)

3.4+	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2020)

4.1+	Form of Warrant to Purchase Common Stock dated April 9, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.2 +	Form of Pre-Funded Warrant to Purchase Common Stock dated April 9, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.3+	Form of Warrant to Purchase Common Stock issued to A.G.P./Alliance Global Partners dated April 9, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.4+	Form of Warrant to Purchase Common Stock dated November 22, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

4.5+	Form of Pre-Funded Warrant to Purchase Common Stock dated November 22, 2021(incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

4.6+	Form of Placement Agent Warrant to Purchase Common Stock issued to A.G.P./Alliance Global Partners dated November 22, 2021(incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

4.7	2021 Equity Incentive Plan

4.8	Description of Securities

10.1†	Muscle Maker 2017 Stock Option and Stock Issuance Plan and form of award agreements (incorporated by reference to Exhibit 6.1 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.2†	Form of Restricted Stock Agreement under Muscle Maker 2017 Stock Option and Stock Issuance Plan (incorporated by reference to Exhibit 6.5 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.3	Assignment and Assumption Agreement, dated August 25, 2017, between Muscle Maker Brands Conversion, Inc. and Muscle Maker Development, LLC (incorporated by reference to Exhibit 6.7 to Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.4	Agreement of Conveyance, Transfer and Assigning of Assets and Assumptions of Obligations, dated September 15, 2017, between Muscle Maker, Inc. and Muscle Maker Corp., LLC (incorporated by reference to Exhibit 6.8 to the Registrant’s Amendment No 1 to the Offering Statement Report on Form 1-A/A filed on September 21, 2017)

10.5	Form of Securities Purchase Agreement, dated April 7, 2021, between Muscle Maker, Inc. and the Purchaser* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

10.6	Placement Agency Agreement between Muscle Maker, Inc. and A.G.P./Alliance Global Partners dated April 6, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

10.7	Form of Securities Purchase Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers*(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

10.8	Form of Registration Rights Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

10.9	Placement Agency Agreement between Muscle Maker, Inc. and A.G.P./Alliance Global Partners dated November 17, 2021(incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

10.10†	Employment Agreement between Muscle Maker, Inc. and Michael Roper dated February 10, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2022)

10.11†	Letter Agreement between Muscle Maker, Inc. and Kevin Mohan dated February 10, 2022(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 11, 2022)

10.12†	Letter Agreement between Muscle Maker, Inc. and Aimee Infante dated February 9, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 11, 2022)

10.13†	Letter Agreement between Muscle Maker, Inc. and Kenn Miller dated February 9, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 11, 2022)

10.14†	Letter Agreement between Muscle Maker, Inc. and Ferdinand Groenewald dated February 9, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 11, 2022)

10.15†	Form of Director Agreement dated July 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019)

10.16	Form of Conversion Agreement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2019)

10.17	Form of Addendum to Conversion Agreement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2019)

21.1*	List of Subsidiaries

23.1*	Consent of Paris Kreit & Chiu CPA LLP

23.2*	Consent of Marcum LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLE MAKER, INC

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: March 17, 2022		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Michael J. Roper	Chief Executive Officer, and
Michael J. Roper	Secretary (Principal Executive Officer)

/s/ Jennifer Black	Chief Financial Officer
Jennifer Black	(Principal Financial Officer)

/s/ Ferdinand Groenewald	Chief Accounting Officer
Ferdinand Groenewald	(Principal Accounting Officer)

/s/ Kevin Mohan	Chief Investment Officer and Chairman of the Board
Kevin Mohan

/s/ Stephen A. Spanos	Director
Stephen A. Spanos

/s/ A.B. Southall III	Director
A.B. Southall III

/s/ Paul L. Menchik	Director
Paul L. Menchik

/s/ Jeff Carl	Director
Jeff Carl

/s/ Malcolm Frost	Director
Major General (Ret) Malcolm B. Frost

/s/ Philip Balatsos	Director
Philip Balatsos

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM 2021

Board of Directors and Shareholders

Muscle Maker, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Muscle Maker, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.4

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Paris, Kreit & Chiu CPA LLP

(formerly Benjamin & Ko)

We have served as Muscle Maker Inc.’s auditor since 2021.

New York, NY

March 16, 2022

PRIOR YEAR REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM 2020

To the Stockholders and Board of Directors of

Muscle Maker, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muscle Maker, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2016 to May 2021.

Melville, NY

April 15, 2021

Marcum LLP ■ 10 Melville Park Road ■ Melville, New York 11747 ■ Phone 631.414.4000 ■ Fax 631.414.4001 ■ marcumllp.com

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

Assets
Current Assets:
Cash	$15,766,703	$4,195,932
Accounts receivable, net of allowance for doubtful accounts of $23,693 and $75,000 as of December 31, 2021 and December 31, 2020, respectively	155,167	140,305
Inventory	258,785	113,824
Current portion of loans receivable, net of allowance of $71,184 and $106,900 at December 31, 2021 and 2020, respectively	-	2,394
Prepaid expenses and other current assets	1,789,328	40,903
Total Current Assets	17,969,983	4,493,358
Property and equipment, net	2,280,267	2,342,723
Goodwill	2,626,399	656,348
Intangible assets, net	6,387,464	2,878,278
Loans receivable, non-current	-	996
Security deposits and other assets	167,770	131,916
Total Assets	$29,431,883	$10,503,619

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,208,523	$1,500,935
Convertible note payable to Former Parent	82,458	82,458
Convertible note payable	100,000	100,000
Other notes payable	165,052	701,552
Deferred revenue, current	49,728	62,858
Deferred rent, current	36,800	20,569
Other current liabilities	286,088	641,418
Total Current Liabilities	2,928,649	3,109,790
Other notes payable	1,005,027	575,140
Deferred revenue, non-current	1,013,645	944,271
Deferred rent, non-current	91,295	79,290
Total Liabilities	5,038,616	4,708,491

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 26,110,268 and 11,725,764 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	2,611	1,172
Additional paid-in capital	95,760,493	68,987,663
Accumulated deficit	(71,369,837)	(63,193,707)
Total Stockholders’ Equity	24,393,267	5,795,128
Total Liabilities and Stockholders’ Equity	$29,431,883	$10,503,619

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Revenues:
Company restaurant sales, net of discounts	$9,320,920	$3,672,944
Franchise royalties and fees	778,181	739,450
Franchise advertising fund contributions	188,539	61,053
Other revenue	61,996	-
Total Revenues	10,349,636	4,473,447

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	3,532,907	1,467,799
Labor	1,917,979	1,908,476
Rent	1,261,096	691,986
Other restaurant operating expenses	2,362,687	1,146,443
Total restaurant operating expenses	9,074,669	5,214,704
Impairment of intangible asset	1,139,908	100,000
Impairment of goodwill	86,348	-
Depreciation and amortization	1,206,505	422,546
Franchise advertising fund expenses	188,539	61,053
Preopening expenses	31,829	56,362
General and administrative expenses	8,094,509	8,576,231
Total Costs and Expenses	19,822,307	14,430,896
Loss from Operations	(9,472,671)	(9,957,449)

Other Expenses (Income):
Other income	(9,097)	27,143
Interest income, net	(50,170)	(115,881)
Change in fair value of accrued compensation	127,500	(14,000)
Gain on debt extinguishment	1,228,308	-
Amortization of debt discounts	-	(38,918)
Total Other Expenses, Net	1,296,541	(141,656)

Loss Before Income Tax	(8,176,130)	(10,099,105)
Income tax provision	-	-
Net Loss	$(8,176,130)	$(10,099,105)

Net Loss Per Share:
Basic and Diluted	$(0.50)	$(1.33)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	16,467,393	7,579,905

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	11,725,764	$1,172	$68,987,663	$(63,193,707)	$5,795,128
Issuance of restricted stock	1,200	-	-	-	-
Common stock issued in connection of the acquisition of SuperFit Foods on March 25, 2021	268,240	27	624,973	-	625,000
Common stock, pre-funded warrants and warrant issued in private placement on April 7, 2021, net of fees $790,000	1,250,000	125	9,181,224	-	9,181,349
Common stock issued in connection of the acquisition of Pokemoto on May 14, 2021	880,282	88	1,249,912	-	1,250,000
Common stock, pre-funded warrants and warrant issued in private placement on November 22, 2021, net of fees $1,289,965	6,772,000	677	13,708,924	-	13,709,601
Restricted common stock issued as compensation to executives and employees	221,783	22	636,495	-	636,517
Common stock issued as compensation to board of directors	73,941	7	114,029	-	114,036
Common stock issued as compensation for services	852,500	86	1,326,941	-	1,327,027
Exercise of pre-funded warrants	4,075,337	408	28,365	-	28,773
Cancellation of share per agreement with shareholder	(11,879)	(1)	(99,999)	-	(100,000)
Common stock issued to investor	1,100	-	1,540	-	1,540
Amortization of restricted common stock	-	-	426	-	426
Net loss	-	-	-	(8,176,130)	(8,176,130)

Balance - December 31, 2021	26,110,268	$2,611	$95,760,493	$(71,369,837)	$24,393,267

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	5,714,464	$571	$53,339,793	$(53,094,602)	$245,762
Issuance of restricted stock	1,226	-	-	-	-
Common stock issued upon offering on February 12, 2020, net of underwriter’s discount and offering costs of $920,000	1,540,000	154	6,779,846	-	6,780,000
Restricted common stock issued as compensation to executive team upon completion of the initial public offering	216,783	22	1,083,893	-	1,083,915
Common stock issued as compensation to board of directors	35,900	4	149,817	-	149,821
Common stock issued as compensation for services	594,834	60	2,457,983	-	2,458,043
Common stock issued in exchange for accrued interest	51,105	5	357,730	-	357,735
Restricted common stock cancelled by executive team	(216,783)	(22)	(1,083,893)	-	(1,083,915)
Common stock issued as compensation for services as part of settlement	300,000	30	-	-	30
Common stock cancelled by consultant issued for prior services	(300,000)	(30)	-	-	(30)
Offering on September 10, 2020, net of underwriter’s discount and offering cost of $660,000	3,294,118	329	4,939,672	-	4,940,001
Over-allotment exercised on October 27, 2020, net of underwriter’s discount and offering cost of $75,600	494,117	49	764,350	-	764,399
Stock-based compensation:
Restricted common stock	-	-	80,472	-	80,472
Warrants - Issued as compensation for services	-	-	191,000	-	191,000
Warrants - Cancelled by consultant for prior services	-		(191,000)	-	(191,000)
Options	-	-	118,000	-	118,000
Net loss	-	-	-	(10,099,105)	(10,099,105)

Balance - December 31, 2020	11,725,764	$1,172	$68,987,663	$(63,193,707)	$5,795,128

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(8,176,130)	$(10,099,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,206,505	422,546
Stock-based compensation	2,207,046	2,806,336
Gain on extinguishments of debt	(1,228,308)	-
Impairment of intangible asset	1,139,908	100,000
Impairment of goodwill	86,348	-
Amortization of debt discounts	-	38,918
Change in fair value of compensation	(127,500)	14,000
Write off of property and equipment	193,405	41,480
Bad debt expense	6,663	112,715
Changes in operating assets and liabilities:
Accounts receivable, net	(21,525)	(56,543)
Inventory	(125,461)	(35,402)
Prepaid expenses and other current assets	(1,748,425)	7,161
Security deposits and other assets	(274)	(92,454)
Accounts payable and accrued expenses	622,828	(786,278)
Deferred rent	(3,081)	20,521
Deferred revenue	(69,380)	(268,543)
Other current liabilities	(355,330)	(11,225)
Total Adjustments	1,783,419	2,313,232
Net Cash Used in Operating Activities	(6,392,711)	(7,785,873)

Cash Flows from Investing Activities
Purchases of property and equipment	(262,019)	(781,041)
Cash paid in connection with the acquisition of SuperFit Foods	(500,000)	-
Cash paid in connection with the acquisition of Pokemoto, net of cash acquired	(2,815,390)	-
Cash paid in connection with the acquisition of Philadelphia	-	(75,000)
Collections from loans receivable	1,600	5,707
Net Cash Used in Investing Activities	(3,575,809)	(850,334)

Cash Flows from Financing Activities
Proceeds from offerings, net of underwriter’s discount and offering costs of $1,580,000	-	11,720,001
Proceeds from over-allotment, net of underwriter’s discount and offering costs of $75,600	-	764,399
Proceeds from PPP loan	-	866,300
Repayments of convertible note payable		(550,000)
Proceeds from Private Placement Offering, net of underwriter’s discount and offering costs of $2,079,965	22,890,950	-
Proceeds from exercise of pre-funded warrants	28,773	-
Cash paid in connection with cancellation of shares	(100,000)	-
Repayments of other notes payable - related parties	-	(91,000)
Repayments of other notes payables	(1,280,432)	(506,415)
Proceeds from other notes payable	-	150,000
Net Cash Provided by Financing Activities	21,539,291	12,353,285

Net Increase in Cash	11,570,771	3,717,078
Cash - Beginning of Period	4,195,932	478,854
Cash - End of Period	$15,766,703	$4,195,932

See Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Years Ended
	December 31,
	2021	2020

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$80,697	$395,695

Supplemental disclosures of non-cash investing and financing activities
Common stock issued in exchange for accrued interest	$-	$357,735
Acquisition of Chelsea NY - loans receivable settled as consideration for the acquisition of Chelsea	$-	$68,292

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

On March 25, 2021, MMI acquired the assets of SuperFit Foods, a subscription based fresh-prepared meal prep business located in Jacksonville, Florida. With this acquisition, we are also the owner of the trade name SuperFit Foods that we use in connection with the operations of SuperFit Foods. In 2020 SuperFit Foods produced overs 220,000 fresh-prepared meals. SuperFit Foods is differentiated from other meal prep services by allowing customers in the Jacksonville Florida market to order online via the Company’s website or mobile app and pick up their fully prepared meals from 28 Company-owned coolers located in gyms and wellness centers.

On May 14, 2021, MMI acquired PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”), a healthier modern culinary twist on the traditional Hawaiian poke classic. Pokemoto had thirteen locations in four states – Connecticut, Rhode Island, Massachusetts, and Georgia and offers up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere. The colorful dishes and modern chic dining rooms provide an uplifting dining experience for guests of all ages. Customers can dine in-store or order online via third party delivery apps for contactless delivery.

MMI and its subsidiaries are hereinafter referred to as the “Company”.

As of December 31, 2021, MMI consisted of three operating segments:

●	Muscle Maker Grill Division
●	Pokemoto Division
●	SuperFit Foods Division

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

The Company operates under the name Muscle Maker Grill, Pokemoto and SuperFit Foods and is a franchisor and owner operator of Muscle Maker Grill, Healthy Joe’s and Pokemoto restaurants. As of December 31, 2021, the Company’s restaurant system included twenty-two Company-owned restaurants, including the SuperFit Foods kitchen, and twenty franchise restaurants.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, labor shortages resulting from various factors including mandatory vaccination requirements, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. The pandemic has resulted in a negative impact on the Company’s operations during the year ended December 31, 2020 and continued into the year ended December 31, 2021. However, due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be an additional material impact on operations and liquidity of the Company, the full impact could not be determined, as of the date of this report.

Liquidity

Our primary source of liquidity is cash on hand. As of December 31, 2021, the Company had a cash balance, a working capital surplus and an accumulated deficit of $15,766,703, $15,041,334, and $71,369,837, respectively. During the year ended December 31, 2021, the Company incurred a pre-tax net loss of $8,176,130 and net cash used in operations of $6,392,711. The Company believes that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021 or 2020.

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

Furniture and equipment	5 - 7 years
Leasehold improvements	1 - 11 years

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

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

Other intangible assets include a trademark with an indefinite useful life. The other intangible assets estimated original useful lives are as follows:

Franchisee agreements	13 years
Franchise license	10 years
Trademark – SuperFit, Trademark – Pokemoto
Domain name, customer list and
Proprietary recipes	5 – 7 years
Non-compete agreement	2 – 3 years

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

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

As of December 31, 2021 and December 31, 2020, the Company deemed the conversion feature was not required to be bifurcated and recorded as a derivative liability.

Revenue Recognition

The Company’s revenues consist of restaurant sales, franchise royalties and fees, franchise advertising fund contributions, and other revenues. The Company recognized revenues according to Topic 606 “Revenue from Contracts with Customers”. Under the guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.

Restaurant Sales

Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $9,320,920 and $3,672,944 during the years ended December 31, 2021 and 2020, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $434,849 and $331,694 during the years ended December 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $263,215 and $277,255 during the years ended December 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $80,117 and $130,501 during the years ended December 31, 2021 and 2020, respectively, which is included in franchise royalties and fees on the accompanying consolidated statements of operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $188,539 and $61,053, respectively, during the years ended December 31, 2021 and 2020, which are included in franchise advertising fund contributions on the accompanying consolidated statements of operations.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the consolidated balance sheet. The Company recorded $61,996 gift card breakage for the year ended December 31, 2021. For the year ended December 31, 2020, the Company did not record any gift card breakage.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements, as well as unearned vendor rebates. Deferred revenue is recognized in income over the life of the franchise agreements and vendor rebates are recognized in income as performance obligations are satisfied.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $134,073 and $175,378 for the years ended December 31, 2021 and 2020, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average diluted common shares at December 31, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive:

	December 31,
	2021	2020
Warrants	20,284,016	2,582,857
Options	100,000	300,000
Convertible debt	32,350	32,350
Total potentially dilutive shares	20,416,366	2,915,207

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 54% and 87% of the Company’s purchases for the years ended December 31, 2021 and 2020, respectively.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments, continued

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

See Note 16 – Equity – Warrant and Options Valuation for details related to accrued compensation liability being fair valued using Level 1 inputs.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies to recognize lease liabilities and corresponding right-of-use leased assets on the balance sheets and to disclose key information about leasing arrangements. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2022, with early adoption permitted.

Additionally, in 2018 and 2019, the FASB issued the following Topic 842–related ASUs:

● ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which clarifies the applicability of Topic 842 to land easements and provides an optional transition practical expedient for existing land easements;

● ASU 2018-10, Codification Improvements to Topic 842, Leases, which makes certain technical corrections to Topic 842;

● ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows companies to adopt Topic 842 without revising comparative period reporting or disclosures and provides an optional practical expedient to lessors to not separate lease and non-lease components of a contract if certain criteria are met; and

● ASU 2019-01, Leases (Topic 842): Codification Improvements, which provides guidance for certain lessors on determining the fair value of an underlying asset in a lease and on the cash flow statement presentation of lease payments received; ASU No. 2019-01 also clarifies disclosures required in interim periods after adoption of ASU No. 2016-02 in the year of adoption.

The Company will adopt Topic 842 as of December 31, 2022 and will recognize a cumulative-effect adjustment to the opening balance of accumulated deficit as of the adoption date. The Company is still currently evaluating the aforementioned ASUs and its impact on its consolidated financial statements and disclosure.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In October 2021, the FASB issued ASU 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 17 – Subsequent Events.

NOTE 3 – ACQUISITIONS

Chelsea Acquisition

On October 19, 2020, the Company acquired a franchisee store in Chelsea, New York, as a corporate store (the “Chelsea Acquisition”). The purchase price of the store was $68,292, of which $34,146 related to equipment purchased and the remaining $34,146 was attributed to leasehold improvements. The Company agreed to forgive a promissory note in the amount of $68,292 that was owed from the franchisee in exchange for the purchase of the location. In addition, the Company became obligated for payments pursuant to a five-year lease, exclusive of options to renew. Monthly rent payments pursuant to this lease agreement range from $11,000 to $16,105 with a straight-line rent expense of $13,431 per month.

The unaudited pro-forma financial information in the table below summarizes the consolidated results of operations of the Company and the Chelsea franchisee store as though the acquisition had occurred as of January 1, 2020. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

Pro Forma
(Unaudited)
For the Year Ended
December 31,
2020
Revenues	$4,723,815
Restaurant operating expenses	5,440,040
Total cost and expenses	14,650,196
Loss from Operations	(9,926,382)

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – ACQUISITIONS, continued

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

The unaudited pro-forma financial information in the table below summarizes the combined results of operations of the Company and the Philadelphia franchisee store as though the acquisition had occurred as of January 1, 2020. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

Pro Forma
(Unaudited)
For the Year Ended
December 31,
2020
Revenues	$4,877,003
Restaurant operating expenses	5,548,238
Total cost and expenses	14,758,430
Loss from Operations	(9,881,427)

SuperFit Foods Acquisition

On March 25, 2021, the Company entered into an asset purchase agreement with SuperFit Foods, LLC, a Florida limited liability company and SuperFit Foods, LLC, a Nevada limited liability company (the “SuperFit Acquisition”). The purchase price of the assets and rights was $1,150,000. The purchase price was payable as follows: $500,000 that was paid at closing, of which $25,000 was released from an escrow account held by our attorney, and $625,000 paid in 268,240 shares of common stock. The remaining $25,000, which was to be issued in the Company’s common stock, was forfeited as the Company and former owner agreed that not all obligations were met.

The Company acquired the following assets as part of the purchase agreement, adjusted for purchase accounting adjustments to reflect our estimate of the fair value of the net assets acquired during the year ended December 31, 2021:

Furniture and equipment	$82,000
Vehicles	55,000
Tradename	45,000
Customer list	140,000
Domain name	125,000
Proprietary Recipes	160,000
Non-compete agreement	260,000
Goodwill	258,000
Total assets acquired	$1,125,000

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – ACQUISITIONS, continued

SuperFit Foods Acquisition, continued

The adjustment to the estimate identifiable net assets acquired resulted in a corresponding $25,000 decrease in estimated goodwill due to the Company having no further obligation to issue the $25,000 shares of common stock as mentioned above.

The unaudited pro-forma financial information in the table below summarizes the consolidated results of operations of the Company and SuperFit Foods, LLC as though the acquisition had occurred as of January 1, 2020. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma
	(Unaudited)
	For the Year Ended
	December 31,
	2021	2020
Revenues	$10,857,136	$5,335,297
Restaurant operating expenses	9,663,874	9,981,409
Total cost and expenses	20,277,080	15,203,204
Loss from Operations	(9,419,944)	(9,867,907)

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

As of the date of the acquisition Pokemoto operated a total of thirteen locations, six Company-owned restaurants and 8 franchised restaurants, in four states, offering up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – ACQUISITIONS, continued

Pokemoto Acquisition, continued

The Company acquired the following assets as part of the purchase agreement, adjusted for purchase accounting adjustments to reflect our estimate of the fair value of the net assets acquired during the year ended December 31, 2021:

Purchase Price	$5,980,000

Assets
Cash	$1,184,610
Accounts Receivables	-
Inventory	19,500
Property and Equipment	297,529
Intangible assets, net	4,560,000
Operating lease right-of-use assets, net	719,941
Security deposits and other assets	35,580
$6,817,160
Liabilities
Accounts payable and accrued expenses	$296,224
Other notes payable	1,462,453
Deferred revenue	125,624
Operating lease liability	751,258
$2,635,559

Fair value of identifiable net assets acquired	4,181,601

Goodwill	$1,798,399

The adjustment to the estimated identifiable net assets acquired resulted in a corresponding $76,183 increase in estimated goodwill due to the following changes to the purchase price allocation.

Increase (Decrease) in Goodwill
Assets
Accounts Receivables	$(60,208)
$(60,208)
Liabilities
Accounts payable and accrued expenses	$13,767
Deferred revenue	2,208
$15,975

Total increase in Goodwill	$76,183

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – ACQUISITIONS, continued

Pokemoto Acquisition, continued

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

	Pro Forma
	(Unaudited)
	For the Years Ended
	December 31,
	2021	2020
Revenues	$11,646,468	$8,126,925
Restaurant operating expenses	10,074,110	7,883,343
Total cost and expenses	20,959,940	17,676,026
Loss from Operations	(9,313,472)	(9,549,101)

NOTE 4 - LOANS RECEIVABLE

At December 31, 2021 the Company’s loan receivable balance was $0. At December 31, 2020 the Company’s loans receivable consists of the following:

	December 31,	December 31,
	2021	2020
Loans receivable, net	$-	$3,390
Less: current portion	-	(2,394)
Loans receivable, non-current	$-	$996

Loans receivable includes loans to franchisees totaling, in the aggregate, $0 and $3,390, net of reserves for uncollectible loans of $71,184 and $106,900 at December 31, 2021 and 2020, respectively.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - PREPAID EXENSES AND OTHER CURRENT ASSETS

At December 31, 2021 and 2020, the Company’s prepaid expenses and other current assets consists of the following:

	December 31,	December 31,
	2021	2020
Prepaid expenses	$83,975	$23,446
Preopening expenses	602	17,457
Other receivables	1,704,751	-
Prepaid and Other Current Assets	$1,789,328	$40,903

Include in prepaid and other current assets is a receivable of $1,704,751, which reduced labor expense included in restaurant operating expenses, related to the employee retention tax credits receivable from the Internal Revenue Services (“IRS”) that was made available to companies effected by Covid-19. The Company started to early access the credit in the fourth quarter of 2021 as allowed by the IRS.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2021, and 2020, property and equipment consist of the following:

	December 31,	December 31,
	2021	2020

Furniture and equipment	$1,397,098	$1,143,320
Vehicles	55,000	-
Leasehold improvements	1,981,019	1,940,907
Property and equipment, gross	3,433,117	3,084,227
Less: accumulated depreciation and amortization	(1,152,850)	(741,504)
Property and equipment, net	$2,280,267	$2,342,723

Depreciation expense amounted to $565,599 and $362,009 for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company wrote off property and equipment with an original cost value of $347,658 and $151,111, respectively, related to closed locations and future locations that were terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $193,405 and $41,480, respectively, after accumulated depreciation of $154,253 and $109,631, respectively, in the consolidated statement of operations.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include a trademark with an indefinite useful life as well as franchise agreements which are amortized over useful lives of thirteen years.

A summary of the intangible assets is presented below:

Intangible Assets	Intangible assets, net at December 31, 2021	Acquisitions	Impairment of intangible assets	Amortization expense	Intangible assets, net at December 31, 2020	Impairment of intangible assets	Amortization expense	Intangible assets, net at December 31, 2019
Trademark Muscle Maker Grill	$1,425,653	$-	$(998,347)	$-	$2,424,000	$-	$-	$2,524,000
Franchise Agreements	262,439	-	(141,561)	(50,278)	454,278	(100,000)	(60,537)	514,815
Trademark SuperFit	38,075	45,000	-	(6,925)	-	-	-	-
Domain Name SuperFit	105,764	125,000	-	(19,236)	-	-	-	-
Customer List SuperFit	118,455	140,000	-	(21,545)	-	-	-	-
Proprietary Recipes SuperFit	135,378	160,000	-	(24,622)	-	-	-	-
Non-Compete Agreement SuperFit	193,339	260,000	-	(66,661)	-	-	-	-
Trademark Pokemoto	152,862	175,000	-	(22,138)	-	-	-	-
Franchisee License Pokemoto	2,599,473	2,775,000	-	(175,527)	-	-	-	-
Proprietary Recipes Pokemoto	1,027,916	1,130,000	-	(102,084)	-	-	-	-
Non-Compete Agreement Pokemoto	328,110	480,000	-	(151,890)	-	-	-	-
								-
	$6,387,464	$5,290,000	$(1,139,908)	$(640,906)	$2,878,278	$(100,000)	$(60,537)	$3,038,815

Amortization expense related to intangible assets was $640,906 and $60,537 for the years ended December 31, 2021 and 2020, respectively.

The estimated future amortization expense is as follows:

For the year ended December 31,	2022	2023	2024	2025	2026	Thereafter	Total
Franchise Agreements	$26,780	$26,780	$26,853	$26,780	$26,780	$28,466	$162,439
Trademark SuperFit	8,995	8,995	9,020	8,995	2,070	-	38,075
Domain Name SuperFit	24,986	24,986	25,054	24,986	5,752	-	105,764
Customer List SuperFit	27,985	27,985	28,062	27,985	6,438	-	118,455
Proprietary Recipes SuperFit	31,982	31,982	32,070	31,982	7,362	-	135,378
Non-Compete Agreement SuperFit	86,588	86,588	19,927	236	-	-	193,339
Trademark Pokemoto	34,981	34,981	35,077	34,981	12,842	-	152,862
Franchisee License Pokemoto	277,348	277,348	278,108	277,348	277,348	1,211,973	2,599,473
Proprietary Recipes Pokemoto	161,302	161,302	161,744	161,302	161,302	220,964	1,027,916
Non-Compete Agreement Pokemoto	240,000	88,110	-	-	-	-	328,110

Total	$920,947	$769,057	$615,915	$594,595	$499,894	$1,461,403	4,861,811

The Company sustained operating and cash flow losses from inception which formed a basis for performing an impairment test of its Intangible Assets. The Company performed a recoverability test on the Company’s intangible assets based on its projected future undiscounted cash flows. As a result of a failed recoverability test the Company proceeded to measure the fair value of those assets based on the future discounted cash flows and recorded an impairment charge in the aggregate amount of $1,139,908 and $100,000 during the year ended December 31, 2021 and 2020, respectively. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and royalty payments. These forecasts were based on actual revenues and take into account recent developments as well as the Company’s plans and intentions.

A summary of the goodwill assets is presented below:

Goodwill	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
Goodwill, net at December 31, 2019	$656,348	$-	$-	$656,348
Acquisitions	-	-	-	-
Impairment of goodwill	-	-	-	-
Goodwill, net at December 31, 2020	656,348	-	-	656,348
Acquisitions	-	1,798,399	258,000	2,056,399
Impairment of goodwill	(86,348)	-	-	(86,348)
Goodwill, net at December 31, 2021	$570,000	$1,798,399	$258,000	$2,626,399

During the year ended December 31, 2021, we performed a quantitative goodwill assessment and determined the fair value of Muscle Maker Grill restaurant using a discounted cash flow model. The discounted cash flow model relied on making assumptions, such as the extent of the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, expected growth in profitability and discount rate, which we believed were appropriate. The results of our 2021 goodwill impairment test indicated that the estimated carry value of Muscle Maker Grill exceeded its fair value amount. As a result, we recorded a goodwill impairment charge of $86,348 during the year ended December 31, 2021.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	December, 31,	December 31,
	2021	2020
Accounts payable	$734,688	$692,966
Accrued payroll	758,732	78,667
Accrued professional fees	185,872	224,028
Accrued board members fees	57,573	36,697
Accrued rent expense	176,727	171,266
Accrued compensation expense	36,600	-
Sales taxes payable (1)	125,550	231,177
Accrued interest	28,426	25,222
Other accrued expenses	104,355	40,912
	$2,208,523	$1,500,935

(1)	See Note 14 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

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

The Company had an aggregate gross amount of $82,458, as of December 31, 2021 and 2020, respectively, in convertible notes payable to Former Parent outstanding.

NOTE 10 –NOTES PAYABLE

15% Senior Secured Convertible Promissory Notes

During the year ended December 31, 2020, the Company repaid an aggregate of $450,000 in 15% senior secured convertible promissory notes.

12% Secured Convertible Promissory Notes

During the year ended December 31, 2020, the Company repaid the $75,000 12% secured convertible promissory note.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 –NOTES PAYABLE, continued

Convertible Notes

During the year ended December 31, 2020, the Company repaid an convertible note payable in the amount of $25,000.

As of December 31, 2021 and 2020, the Company has another convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 14 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 convertible note payable.

Other Notes Payable

On October 10, 2019, the Company issued a note payable in connection with the acquisition of the franchisee location in the amount of $300,000. The note has a stated interest rate of 8% with monthly payments payable over 5 years.

On February 3, 2020, the Company issued a note payable in the principal amount of $150,000. The note has an original issue discount of 20%. The note became due in full on or before February 21, 2020. The note has been repaid during the year ended December 31, 2020.

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

During the year ended December 31, 2021, as part of the Pokemoto acquisition, the Company acquired $1,171,400 loans issued by the Small Business Administration under its Economic Injury Disaster Loans (“EIDL”). The Company repaid all the loans in full during the year ended December 31, 2021.

During the year ended December 31, 2021, as part of the Pokemoto acquisition the Company acquired $291,053 in paycheck protection loans second draw (the “PPP 2 Loan”). The SBA forgave $151,176 in principal and $1,589 in interest expense as of December 31, 2021. The remaining balance on the PPP 2 Loan was still pending forgiveness as of December 31, 2021.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 –NOTES PAYABLE, continued

Other Notes Payable, continued

During the year ended December 31, 2021 and 2020, the Company repaid a total amount of $1,280,432 and $597,415, respectively, of the other notes payable and other notes payable, related party.

As of December 31, 2021, the Company had an aggregate amount of $1,170,079 in other notes payable. The notes had interest rates ranging between 1% - 8% per annum, due on various dates through March 2026.

The maturities of other notes payable as of December 31, 2021, are as follows:

Principal
Repayments due as of	Amount
12/31/2022	$165,052
12/31/2023	173,469
12/31/2024	170,730
12/31/2025	112,885
12/31/2026	547,943
$1,170,079

NOTE 11 – DEFERRED REVENUE

At December 31, 2021 and 2020, deferred revenue consists of the following:

	December 31,	December 31,
	2021	2020
Deferred revenues, net	$1,063,373	$1,007,129
Less: Unearned vendor rebates, current	(49,728)	(62,858)
Deferred revenues, non-current	$1,013,645	$944,271

Deferred revenue of $263,215 at December 31, 2020 was recognized in revenue in 2021 within franchise royalties and fees on the consolidated statement of operations. Deferred revenue of $49,728 at December 31, 2021 is expected to be recognized during 2022. Deferred revenue as of December 31, 2020, included unearned vendor rebates of $23,171, which was fully earned during the year ended December 31, 2021.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,	December 31,
	2021	2020
Gift card liability	$27,633	$91,034
Co-op advertising fund liability	126,564	299,490
Advertising fund liability	131,891	250,894
	$286,088	$641,418

See Note 2 – Significant Accounting Policies – Revenue Recognition for details related to the gift card liability and advertising fund liability.

NOTE 13 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2021 and 2020 are presented below:

	For the Years Ended
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$10,918,652	$7,692,505
Receivable allowance	19,932	22,932
Stock-based compensation	-	289,758
Accruals	-	16,266
Intangible assets	697,115	269,562
Property and equipment	-	10,292
Deferred Rent	13,652	5,746
Deferred revenues	187,009	267,996
Gross deferred tax asset	11,836,360	8,575,057

Deferred tax liabilities:
Property and equipment	(447,944)	-
Gross deferred tax liabilities	(447,944)	-

Net deferred tax assets	10,768,846	8,575,057

Valuation allowance	(10,768,846)	(8,575,057)

Net deferred tax asset, net of valuation allowance	$-	$-

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 – INCOME TAXES, continued

The income tax benefit for the periods shown consist of the following:

	For the Years Ended
	December 31,
	2021	2020
Federal:
Current	$-	$-
Deferred	1,645,342	2,054,947
State and local:
Current	-	-
Deferred	548,447	684,982
	2,193,789	2,739,929
Change in valuation allowance	(2,193,789)	(2,739,929)

Income tax benefit	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	For the Years Ended
	December 31,
	2021	2020

Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	7.0%	7.0%
Permanent differences	(0.0)%	(0.0)%
Other	1.7%	(0.4)%
Change in valuation allowance	26.3%	(27.6)%

Effective income tax rate	0.0%	(0.0)%

The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Nevada, California, New Jersey, Texas, New York State and New York City. The Company’s tax returns filed for the years ending December 31, 2020, 2019, 2018 and 2017 remain subject to examination.

The Company has approximately $38.9 million of Federal and State NOLs available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2031 to 2037 for federal and state purposes.

In accordance with Section 382 of the Internal Revenue Code, the utilization of the Company’s net operating loss carryforwards could be subject to annual limitations if there has been greater than 50% ownership change.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The leases are subject to certain annual escalations as defined in the agreements. The Company recognizes rent on a straight-line basis. The cumulative difference between the rent payments and the rent expense since the inception of the leases was $128,095 at December 31, 2021.

On June 26, 2020, the Company was informed that one of their leases for a future military location was terminated due to the current economic environment as a result of COVID-19.

Due to the economic effect of COVID-19 the Company made the decision to close one of their Company-owned stores permanently during the third quarter of 2020. As a result, the Company was able to negotiate a sublease on October 29, 2020, for the remainder of the lease term in which the subtenant agreed to make lease payments to the Company until the lease terminates on February 28, 2021.

During the year ended December 31, 2020, the Company became obligated for payments pursuant to two new lease agreements in connection with the acquisition of the Chelsea and Philadelphia location with terms ranging from 4 to 5 years, exclusive of options to renew. These lease agreements have a monthly rent expense ranging from $3,666 to $13,431 per month.

During the year ended December 31, 2021, the Company became obligated for payments pursuant to seven new assumed lease agreements though acquisitions for restaurant spaces with lease terms ranging from of 1.5 years to 10 years, exclusive of options to renew. These lease agreements have a monthly rent expense ranging from $2,153 to $8,600 per month.

During the year ended December 31, 2021, the Company became obligated for payments pursuant to four new lease agreements for newly opened restaurant spaces with lease terms of 5 years, exclusive of options to renew. These lease agreements have monthly rent expenses, calculated using a percentage fee ranging from four percent to ten percent of the annual gross sales.

The Company has recorded security deposits, totaling, in the aggregate, approximately $167,770 and $131,790 as of December 31, 2021 and 2020, respectively.

Future aggregate minimum lease payments for these leases and others as of December 31, 2021 are:

Future Minimum Lease Payments

2022	$897,381
2023	769,266
2024	712,591
2025	541,684
2026	403,452
Thereafter	783,391
$4,107,765

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Operating Leases, continued

Total rent expense was $1,304,369 and $726,242 for the years ended December 31, 2021 and 2020, respectively. Of which $1,261,096 and $691,986 is recognized as rent expense under operating costs and expenses on the consolidated statement of operations and the remaining $43,273 and $34,256 is recognized within general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively.

Election of Directors

On October 27, 2020, the Company held its annual shareholders meeting and the shareholders voted on the directors to serve on the Company’s board of directors. The shareholders elected Kevin Mohan, Stephan Spanos, A.B. Southall III, Paul L. Menchik, Peter Petrosian, Jeff Carl, Major General (ret) Malcom Frost and Phillip Balatsos to serve on the Company’s board of directors.

On October 7, 2021, the Company held its annual shareholders meeting and the shareholders voted on the directors to serve on the Company’s board of directors. The shareholders elected Kevin Mohan, Stephan Spanos, A.B. Southall III, Paul L. Menchik, Jeff Carl, Major General (ret) Malcom Frost and Phillip Balatsos to serve on the Company’s board of directors.

Consulting Agreements

On February 18, 2020, the Company entered into a professional services agreement with a company to provide advice on business development of food stores and delivery kitchen operations. In addition, they will review and advise the Company on potential acquisition targets, including financial analytics for post-merger entities and provide assistance in preparing pro-forma financial information. The term of the agreement commences from the effective date on February 18, 2020 and expires on February 18, 2021. Pursuant to the terms of the agreement, the Company agreed to issue 300,000 shares of the Company’s common stock and 100,000 three-year cashless warrants with an exercise price of $5.00 per share upon signing of the agreement as payment. The grant date fair value of the warrants of $191,000 was recorded in general and administrative expense as stock-based compensation. The Company rescinded the issuance of 100,000 warrants and 300,000 shares of the Company’s common stock in July 2020 that were issued in the first quarter of 2020, pursuant to a consulting agreement. Although the shares were duly authorized and validly issued, the Company rescinded the stock and warrants as it did not have the required amount of equity authorized under its 2019 Incentive Stock Plan. Following the rescission of the warrants and shares of common stock, the consultant threatened to commence legal proceedings against the Company and demanded the Company to re-issue the 300,000 shares of common stock and 100,000 warrants and to provide the Consultant registration rights. In order to settle and avoid the time commitment and expense associated with potential litigation, the Company and the Consultant entered into a Settlement Agreement (“Settlement Agreement”) on August 11, 2020 whereby the Company agreed to issue 300,000 shares of common stock within 5 five days of entering into the Settlement Agreement. These shares are not subject to any equity plan. The Company agreed to register the shares of common stock in consideration of a release by the Consultant. In addition, as part of the Settlement Agreement the Company issued 100,000 stock options upon the approval of the 2020 Equity Incentive Plan with a grant date fair value of $187,000. See Note 16 – Equity – Options for more details related to the issuance of the stock options.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Consulting Agreements, continued

On February 24, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for two months from the effective date on February 27, 2020 and expires on April 27, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $215,000 in cash and to issue 10,000 shares of the Company’s common stock. In the event the Company elects to not extend the term of the agreement, it is to notify the consultants within five days of the conclusion of the 60-day term. The Company did not extend the term of the original agreement. As of December 31, 2021, the company issued the 10,000 shares of common stock and paid the $215,000 in cash pursuant to the terms of the agreement.

On April 8, 2020, the Company entered into a professional service agreement with a consultant to provide advice on investor outreach and institutional engagements. The Consultants will also provide continuous market insight and interpret our trading activity. The term of the agreement commenced from the execution date and ends on April 1, 2021. Pursuant to the terms, the Company agreed to pay the consultant in the form of non-qualified stock options to acquire 200,000 shares of the Company’s common stock, exercisable at $2.50 per share for a period of one year. The Options are fully vested upon the signing of this agreement. In addition, the option is callable by the Company in the event the market price of its shares close above $3.50 per share for five consecutive dates upon which the consultant will have three days to elect to exercise or forfeit the options. The Company has not issued the options pursuant to the original terms of the agreement and on August 11, 2020, the Company and the consultant entered into an amendment and agreed that the 200,000 non-qualified stock options shall be issued upon the Company’s shareholders approval of its 2020 Incentive Stock Plan. As of December 31, 2021 as part of the Settlement Agreement the Company issued the 200,000 stock options upon the approval of the 2020 Equity Incentive Plan with a grant date fair value of $60,000. See Note 16 – Equity – Options for more details related to the issuance of the stock options.

On July 28, 2020, the Company entered into a Consulting Agreement with consultants with experience in the area of corporate finance, investor communication and financial and investor public relations. The term of the agreement is for one month from the effective date on July 28, 2020 and expires on August 28, 2020. Pursuant to the terms of the agreement, the Company agreed to pay $253,500 in cash and to issue 15,000 shares of the Company’s common stock. As of December 31, 2021, the Company issued the 15,000 shares of common stock and paid the $253,500 in cash pursuant to the terms of the agreement.

On February 7, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with business and marketing advice as needed. The term of the agreement is for five months from the effective date on February 7, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 60,000 shares of common stock upon the effective date of the agreement with the remaining 40,000 to be issued upon the successful completion of the agreement. As of December 31, 2021, the Company issued the remaining 40,000 shares of common with a grant date fair value of $42,400 pursuant to the terms of the agreement.

On March 8, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with financial and business advice. The term of the agreement is for five months from the effective date on March 8, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 70,000 shares of common stock upon the effective date of the agreement with the remaining 30,000 to be issued upon the successful completion of the agreement. As of December 31, 2021, the Company issued the remaining 30,000 shares of common with a grant date fair value of $31,800 pursuant to the terms of the agreement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Consulting Agreements, continued

On March 22, 2021, the Company entered into a Consulting Agreement with consultants with experience in the area of investor relations and capital introductions. The term of the agreement is for six months from the effective date on March 22, 2021. Pursuant to the terms of the agreement the Company paid $250,000 in cash and issued 150,000 shares of the Company’s common stock.

Board Compensation

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

As of December 31, 2021, the Company accrued a total of $39,573 related to board compensation for stock issuance and $18,000 for their portion of cash compensation earned during the fourth quarter of 2021.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Franchising

During the year ended December 31, 2021, the Company entered into a various franchise agreement for a total of seventeen potentially new Pokemoto locations with various franchisees. The Franchisees paid the Company an aggregate of $217,500 and this has been recorded in deferred revenue as of December 31, 2021.

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

ACC is required to pay MMDI $150,000 pursuant to the Master Franchise Agreement upon the occurrence of various events. ACC is required to pay MMDI $20,000 upon the execution of each franchise agreement for each individual restaurant and a monthly royalty fee of $1,000 for each restaurant. Further, ACC is to adhere to the agreed upon development schedule as outlined in the master franchise agreement.

Taxes

The Company failed in certain instances in paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued for approximate $125,550 and $231,177, which includes interest as of December 31, 2021 and 2020, respectively, related to this matter.

Litigations, Claims and Assessments

On March 27, 2018 a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of December 31, 2021, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $27,210 is included in accounts payable and accrued expenses.

In May 2018, Resolute Contractors, Inc., Quality Tile, MTL Construction, Genesis Electric, JNB Interiors and Captive Aire filed a Mechanics Lien in Orange County, California for labor, service, equipment and materials in the total amount of $98,005. As of December 31, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas in El Paso County #2019DCV0824. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. As of December 31, 2021, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of December 31, 2021, the Company has accrued for the liability in accounts payable and accrued expenses.

In March 2021, the Company participated in a mediation concerning an investor who invested with American Restaurant Holdings, Inc and/or American Restaurants, LLC, our former parent company, from 2013 through 2015 in the total amount of $531,250. As of the filing of this report, the Company entered into a settlement with American Restaurant, LLC and the investor in the amount of $160,000. The Company paid $100,000 as part of the settlement, including legal fees, while the remaining balance was paid by the insurance carrier and American Restaurants, LLC.

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

Kitchen Service Agreement

On February 26, 2020, the Company entered into a Kitchen Services Agreement with a major delivery-only kitchen concept. The Kitchen Services Agreement provides for ten locations in total with four initial locations starting in the Chicago market, two locations in the Philadelphia market, one location in the Providence market, two locations in the Miami market and one location in the New York market. The Kitchen Services Agreement provide the Company with access to the delivery-only locations for a one-year term with an automatic one-year renewal unless terminated by either party. The delivery-only locations are set up for third party delivery and provide that the Company must pay monthly license fees, processing service fees and storage service fees. The monthly license fees for the locations range from $3,000 to $6,000. The monthly license fees become due 14 days after the Company is granted access to the location. As of December 31, 2021, the Company had opened seven of the ten locations. One Miami location opened in February 2022 and the second Miami location is anticipated to open in April 2022. During the year ended December 31, 2021, the decision was made not to renew the monthly license agreement at the seven delivery-only kitchen locations after their initial one-year term as a cost saving measure due to the locations not performing as anticipated. The existing assets at the location were transfer to a storage unit and will be installed in future new locations.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – REPORTABLE OPERATING SEGMENTS

See Note 1 – Business Organization and Nature of Operations for descriptions of our operating segments.

December, 31,
2021
Revenues
Muscle Maker Grill Division	$6,037,403
Pokemoto Division	2,844,782
SuperFit Foods Division	1,467,451
$10,349,636

Operating Loss
Muscle Maker Grill Division	$(303,439)
Pokemoto Division	492,026
SuperFit Division	300,138
Corporate and unallocated G&A expenses (a)	(8,094,509)
Unallocated operating other income (expense) (b)	(1,866,887)
Operating Loss	$(9,472,671)
Gain in debt extinguishment	1,228,308
Interest expense, net	(50,170)
Other non-operating income (expense) (c)	118,403
Loss before income taxes	$(8,176,130)

(a)	Includes charges related to corporate expense that the Company does not allocateto the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $3,454,492, professional fees of $1,785,665, and consulting fees of $1,611,045.

(b)	Includes charges of $1,139,908 and $86,348 related to the impairment of intangible assets and goodwill, respectively, related to Muscle Maker Grill intangible assets and good will. This also includes amortization of intangible assets. See Note 7.

(c)	Includes changes in the fair value of accrued compensation of $127,500.

NOTE 16 – EQUITY

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

On October 7, 2021, the shareholders approved to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000 shares of $0.0001 par value share common stock. As of December 31, 2021, the Company was authorized to issue 50,000,000 shares of $0.0001 par value per share common stock. The holders of the Company’s common stock are entitled to one vote per share.

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

2020 Plan

The Company’s board of directors and shareholders approved and adopted on October 27, 2020 the 2020 Equity Incentive Plan (“2020 Plan”), effective on October 27, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2020 Plan, the Company reserved 1,750,000 shares of common stock for issuance. As of the date of the issuance of these consolidated financial statements 889,756 shares have been issued under the 2020 Plan.

2021 Plan

The Company’s board of directors and shareholders approved and adopted on October 7,2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1,500,000 shares of common stock for issuance. As of the date of the issuance of these consolidated financial statements 471,348 shares have been issued under the 2021 Plan.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Common Stock Issuances

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

On May 6, 2021, the Company issued an aggregate of 150,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $214,500. The Company originally accrued for the liability as accrued compensation expense on the books, as the share were fully earned pursuant to their service agreement. On the date of issues of the shares the Company recorded a gain on the change in fair value of the accrued compensation of $127,500 in the condensed consolidated statement of operations.

On May 27, 2021, the Company cancelled 11,879 shares of common stock previously issued to an investor pursuant to a settlement. The cancellation of the 11,879 shares was part of the settlement agreement. See Note 14 – Commitments and Contingencies – Litigation, Claims and Assessments for further details related to the settlement.

On August 24, 2021, the Company issued an aggregate of 15,000 shares of common stock of the Company to a digital marketing consultant, pursuant to their service agreement, with an aggregate fair value of $20,999.

On August 26, 2021, the Company issued an aggregate of 1,100 shares of common stock of the Company to an investor in the Company, with an aggregate fair value of $1,540.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Common Stock Issuances, continued

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

On December 3, 2021, the Company issued 82,500 shares of common stock of the Company to a consultant for business strategy consulting with a fair value of $84,975.

On December 7, 2021, the Company issued an aggregate of 160,000 shares of common stock of the Company to a consultant for strategic advisory and digital marketing services with an aggregate fair value of $177,600.

On December 27, 2021, the Company issued 10,000 shares of common stock of the Company to a consultant with a fair value of $7,400.

See Note 3 – Acquisitions – Pokemoto Acquisition and SuperFit Foods Acquisition for details related to the stock issuance in connection with the acquisitions.

See Note 14 – Commitments and Contingencies – Consulting Agreements and Board Compensation for details related to additional stock issuances during the year ended December 31, 2021.

See Note 15 – Equity – warrants, Closing of Offerings and Private placement for details related to various stock issuances.

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

Private Placements

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

The Securities Purchase Agreement contains customary representations, warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties thereto. Pursuant to the Securities Purchase Agreement, the Company was required to register the resale of the Shares and the shares issuable upon exercise of the Common Warrant and the Pre-Funded Warrant. The Company prepared and filed a registration statement with the Securities and Exchange Commission within 30 days of the date of the Securities Purchase Agreement and to used commercially reasonable efforts to have the registration statement declared effective within 90 days of the closing of the Private Placement.

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

On November 17, 2021, the Company entered into a Securities Purchase Agreement with accredited investors (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investors (the “Purchasers”) agreed to purchase from the Company for an aggregate purchase price of approximately $15,000,000 (i) 6,772,000 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) (ii) a common stock purchase warrant to purchase up to 10,830,305 shares of Common Stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 4,058,305 shares of Common Stock (the “Pre-Funded Warrant”). Each Share and accompanying Common Warrant is being sold together at a combined offering price of $1.385 per Share and Common Warrant, and each Pre-Funded Warrant and accompanying Common Warrant is being sold together at a combined offering price of $1.3849 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $1.385 per share, are immediately exercisable and will expire five (5) years from the date of issuance. The Private Placement closed on November 22, 2021.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Private Placements, continued

The Securities Purchase Agreement contains customary representations, warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties thereto. Pursuant to the Securities Purchase Agreement, the Company is required to register the resale of the Shares and the shares issuable upon exercise of the Common Warrant and the Pre-Funded Warrant. The Company was required to prepare and file a registration statement with the Securities and Exchange Commission within 30 days of the date of the Securities Purchase Agreement and used commercially reasonable efforts to have the registration statement declared effective within 90 days of the closing of the Private Placement.

Pursuant to a placement agency agreement, dated November 17, 2021, between the Company and A.G.P./Alliance Global Partners (the “Placement Agent”) entered into in connection with the Private Offering, the Placement Agent acted as the sole placement agent for the Private Placement and the Company has paid customary placement fees to the Placement Agent, including a cash fee equal to 8% of the gross proceeds raised in the Private Placement and a common stock purchase warrant to purchase shares of Common Stock in an amount equal to 4% of the Shares and shares of Common Stock issuable upon exercise of the Warrants sold in the Private Placement, which warrant has an exercise price of $1.662 per share and is exercisable commencing six months from the date of the pricing of the Private Placement for a period of five years after such date. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the placement agent incurred in connection with the Private Placement.

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

The options accrued for in accrued compensation expense had a grant date fair value of $46,000 on April 8, 2020. The Company recorded a mark to market fair value adjustment of $14,000 on the statement of operations during the years ended December 31, 2020. The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions: expected volatility of 66.77-112.17%, risk-free rate of 0.12-0.23%, expected term of 0.34 -1 year, expected dividends of 0%, and stock price of $1.42 – 2.71. See Note 16 – Equity – Options for the issuance of the stock option during the fourth quarter of 2020.

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

On January 1, 2021, the remaining tranche of 1,200 shares of restricted common stock vested that was originally issued to employees and consultants in May 2017.

On February 11, 2021, the Company issued an aggregate of 221,783 shares of restricted common stock of the Company to various executives and an employee. The restricted common stock is fully vested upon the date of grant.

At December 31, 2021, there was no restricted common stock outstanding. A summary of the activity related to the restricted common stock for the years ended December 31, 2021 and 2020, respectively, is presented below:

		Weighted
		Average Grant
	Total	Date Fair Value
Outstanding at January 1, 2020	2,426	65.33
Granted	216,783	5.00
Forfeited	-	-
Vested	(218,009)	5.34
Outstanding at December 31, 2020	1,200	65.33
Granted	221,783	2.87
Forfeited	-	-
Vested	(222,983)	3.21
Outstanding at December 31, 2021	-	$-

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Options

On November 27, 2020, the Company issued an aggregate of 300,000 fully vested stock options to consultants with an aggregate fair value of $118,000. See Note 14 – Commitments and Contingencies – Consulting Agreements for details related to the stock options issued for the year ended December 31, 2020.

A summary of option activity during the years ended December 31, 2021 and 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Options	Price	In Years
Outstanding, January 1, 2020	33,750	$9.33	0.60
Issued	300,000	3.33
Exercised	-	-
Forfeited	(33,750)	9.33
Outstanding, December 31, 2020	300,000	$3.33	1.10
Issued	-	-
Exercised	-	-
Forfeited	(200,000)	2.50
Outstanding, December 31, 2021	100,000	$5.00	1.92

Exercisable, December 31, 2021	100,000	$5.00	1.92

The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

For the Year Ended
December 31,
2020
Risk free interest rate	0.10 – 0.23%
Expected term (years)	0.34 - 5.00
Expected volatility	66.77- 112.17%
Expected dividends	0.00%

Warrants

See Note 16 – Equity – Private Placements for details related to the warrants issued during the year ended December 31, 2021.

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

On December 23, 2021, the Company issued 1,210,110 shares of common stock in connection with the exercising of the Pre-Funded Warrant for $121.

A summary of warrants activity during the years ended December 31, 2021 and 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, January 1, 2020	2,450,287	$5.51	3.7
Issued	486,729	3.65
Exercised	(354,159)	6.74
Outstanding, December 31, 2020	2,582,857	$4.08	3.3
Issued	21,869,064	0.46
Exercised	(4,075,337)	0.01
Forfeited	(92,568)	19.99
Outstanding, December 31, 2021	20,284,016	$1.66	4.0

Exercisable, December 31, 2021	20,284,016	$1.66	4.0

The grant date fair value of warrants granted during the years ended December 31, 2021 was established during the Private Placement. The grant date fair value of warrants granted during the year ended December 31, 2020 was determined on the date of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock warrants are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on warrants. Due to the lack of historical information, the Company determined the expected term of its warrant awards issued using the simplified method. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

For the Year Ended
December 31,
2020
Risk free interest rate	1.37%
Expected term (years)	3.00
Expected volatility	55.33%
Expected dividends	0.00%

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $2,207,046 and $2,806,336 for the years ended December 31, 2021 and 2020, respectively, of which $2,200,274 and $2,803,716, respectively, was recorded in general and administrative expenses and $6,772 and $2,620, respectively, was recorded in labor expense within restaurant operating expenses.

NOTE 17 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to December 31, 2021, and through the date of the issuance of these consolidated financial statements, the Company closed two Company-owned Muscle Maker Grill restaurants. The decision to close the locations was made as a cost saving measure due to the locations not performing as anticipated. The Company opened one new Company-owned Pokemoto location in Miami. See Note 14 – Commitments and Contingencies, Kitchen Service Agreement.

Common Stock

On January 3, 2022, the Company authorized the issuance of an aggregate of 1,200,000 shares of common stock in connection with the cashless exercise of the Pre-Funded Warrants. Pursuant to the terms of the Pre-Funded Warrants a total of 1,200,215 warrants were exercised.

On January 6, 2022, the Company authorized the issuance of an aggregate of 39,573 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2021. The Company accrued for the liability as of December 31, 2021.

On January 18, 2022, the Company issued an aggregate of 30,000 shares of common stock of the Company to a consultant that assisted with the acquisition of SuperFit Foods and Pokemoto, with an aggregate fair value amount of $15,600. The Company accrued for the liability as of December 31, 2021.

Employment Agreements

On January 2, 2022, the Company appointed Jennifer Black as Chief Financial Officer of the Company and entered into an Offer Letter with Ms. Black. Pursuant to the Offer Letter, Ms. Black will be employed as Chief Financial Officer of the Company on an at-will basis. Ms. Black will be entitled to a base salary at the annualized rate of $190,000. The Company’s previous CFO, Ferdinand Groenewald, will remain and was appointed as the Chief Accounting Officer of the Company. The Company agreed to issue Ms. Black 20,000 restricted stock units upon completion of 90 days of employment. Ms. Black will be entitled to receive stock options to acquire 20,000 shares of common stock subject to the approval of the Board of Directors and Compensation Committee and the terms and conditions will be subject to entering into a stock option agreement.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS, continued

Employment Agreements, continued

On February 10, 2022, the Company entered into an Employment Agreement with Michael Roper effective February 14, 2022, which replaced his prior employment agreement. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $350,000, will be increased to $375,000 upon the one-year anniversary. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity. Within 90 days of the effective date, the Company will issue Mr. Roper stock options to receive 100,000 shares of common stock which will vest over a term of five years. If Mr. Roper is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, Mr. Roper will be entitled to a severance package of 18 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule, but subject to the execution of a valid release in favor of the Company and its related parties.

On February 10, 2022, the Company and Kevin Mohan, Chief Investment Officer, entered a letter agreement providing that Mr. Mohan will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $200,000 effective February 14, 2022. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company will issue Mr. Mohan stock options to receive 75,000 shares of common stock which will vest over a term of five years. If Mr. Mohan is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

On February 9, 2022, the Company and Kenn Miller, Chief Operations Officer, entered a letter agreement providing that Mr. Miller will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $275,000 effective February 14, 2022. Mr. Miller will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company will issue Mr. Miller stock options to receive 50,000 shares of common stock which will vest over a term of five years. If Mr. Miller is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of 12 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

On February 9, 2022, the Company and Aimee Infante, Chief Marketing Officer, entered a letter agreement providing that Ms. Infante will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Ms. Infante will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of her salary. Within 90 days of the effective date, the Company will issue Ms. Infante stock options to receive 42,500 shares of common stock which will vest over a term of five years. If Ms. Infante is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, she will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17 – SUBSEQUENT EVENTS, continued

Employment Agreements, continued

On February 9, 2022, the Company and Ferdinand Groenewald, Chief Accounting Officer, entered a letter agreement providing that Mr. Groenewald will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Mr. Groenewald will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of his salary. Within 90 days of the effective date, the Company will issue Mr. Groenewald stock options to receive 25,000 shares of common stock which will vest over a term of five years. If Mr. Groenewald is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties.

Nasdaq Notice

On February 1, 2022, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).

Nasdaq’s notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market.

The notice indicates that the Company will have 180 calendar days, until August 1, 2022, to regain compliance with this requirement. The Company can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of its common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. If the Company does not regain compliance during the initial compliance period, it may be eligible for additional time of 180 calendar days to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to the Company that the Company’s common stock will be subject to delisting. In the event of such notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing.

The Company intends to actively monitor the minimum bid price of its common stock and may, as appropriate, consider available options to regain compliance with the Rule. There can be no assurance that the Company will be able to regain compliance with the Rule or will otherwise be in compliance with other Nasdaq listing criteria.

