Form 10-Q
period 2022-03-31
Muscle Maker, Inc.
filed 2022-05-12
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 12, 2022, was 28,694,316.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current Assets:
Cash	$14,771,220	$15,766,703
Accounts receivable, net of allowance for doubtful accounts of $6,964 and $23,693 as of March 31, 2022 and December 31, 2021, respectively	355,829	155,167
Inventory	260,097	258,785
Current portion of loans receivable, net of allowance of $70,784 and $71,184 at March 31, 2022 and December 31, 2021, respectively	-	-
Prepaid expenses and other current assets	1,091,276	1,789,328
Total Current Assets	16,478,422	17,969,983
Right of use assets	2,667,385	-
Property and equipment, net	1,935,792	2,280,267
Goodwill	2,626,399	2,626,399
Intangible assets, net	6,034,987	6,387,464
Security deposits and other assets	151,073	167,770
Total Assets	$29,894,058	$29,431,883

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,804,540	$2,208,523
Convertible note payable to Former Parent	82,458	82,458
Convertible note payable	100,000	100,000
Other notes payable	133,219	165,052
Operating lease liability, current	561,137	-
Deferred revenue, current	78,103	49,728
Deferred rent, current	-	36,800
Other current liabilities	278,420	286,088
Total Current Liabilities	3,037,877	2,928,649
Other notes payable, non-current	864,599	1,005,027
Operating lease liability, non-current	2,250,439	-
Deferred revenue, non-current	1,176,379	1,013,645
Deferred rent, non-current	-	91,295
Total Liabilities	7,329,294	5,038,616

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,643,406 and 26,110,268 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,864	2,611
Additional paid-in capital	95,832,826	95,760,493
Accumulated deficit	(73,270,926)	(71,369,837)
Total Stockholders’ Equity	22,564,764	24,393,267
Total Liabilities and Stockholders’ Equity	$29,894,058	$29,431,883

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Company restaurant sales, net of discounts	$2,694,192	$1,178,911
Franchise royalties and fees	208,141	135,340
Franchise advertising fund contributions	18,125	14,087
Total Revenues	2,920,458	1,328,338

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,025,935	504,461
Labor	1,073,047	767,065
Rent	340,396	256,191
Other restaurant operating expenses	653,473	339,922
Total restaurant operating expenses	3,092,851	1,867,639
Depreciation and amortization	475,729	169,128
Franchise advertising fund expenses	18,125	14,087
Preopening expenses	-	10,986
Selling, general and administrative expenses	1,326,947	2,966,636
Total Costs and Expenses	4,913,652	5,028,476
Loss from Operations	(1,993,194)	(3,700,138)

Other Income (Expenses):
Other income (expense)	(19,421)	2,628
Interest expense, net	(14,743)	(14,174)
Gain on debt extinguishment	141,279	-
Total Other Income (Expenses), Net	107,115	(11,546)

Loss Before Income Tax	(1,886,079)	(3,711,684)
Income tax provision	-	-
Net Loss	$(1,886,079)	$(3,711,684)

Net Loss Per Share:
Basic and Diluted	(0.07)	(0.31)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	27,801,604	11,817,591

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	26,110,268	$2,611	$95,760,493	$(71,369,837)	$24,393,267
Cumulative effect of change in accounting principal	-	-	-	(15,010)	(15,010)
Cashless exercise of pre-funded warrants	2,409,604	241	(241)		-
Common stock issued as compensation to board of directors	93,534	9	56,975		56,984
Common stock issued as compensation for services	30,000	3	15,599		15,602
Net loss	-	-	-	(1,886,079)	(1,886,079)

Balance - March 31, 2022	28,643,406	$2,864	$95,832,826	$(73,270,926)	$22,564,764

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

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(1,886,079)	$(3,711,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	475,727	169,128
Stock-based compensation	72,586	1,712,845
Gain on extinguishments of debt	(141,279)	-
Loss on disposal of assets	239,637	37,027
Bad debt expense	(9,258)	18,676
Changes in operating assets and liabilities:
Accounts receivable, net	(175,404)	(24,549)
Inventory	(1,312)	(8,208)
Prepaid expenses and other current assets	698,052	5,976
Security deposits and other assets	16,697	-
Accounts payable and accrued expenses	(403,983)	219,716
Deferred rent	(128,095)	4,294
Operating right of use asset and lease liability, net	129,181	-
Deferred revenue	191,109	(20,739)
Other current liabilities	(7,668)	(2,717)
Total Adjustments	955,990	2,111,449
Net Cash Used in Operating Activities	(930,089)	(1,600,235)

Cash Flows from Investing Activities
Purchases of property and equipment	(34,812)	(67,754)
Cash paid in connection with the acquisition of SuperFit Foods	-	(500,000)
Collections from loans receivable	400	200
Net Cash Used in Investing Activities	(34,412)	(567,554)

Cash Flows from Financing Activities
Repayments of other notes payables	(30,982)	(18,493)
Net Cash Used in Financing Activities	(30,982)	(18,493)

Net Decrease in Cash	(995,483)	(2,186,282)
Cash - Beginning of Period	15,766,703	4,195,932
Cash - End of Period	$14,771,220	$2,009,650

See Notes to the Unaudited Condensed Consolidated Financial Statements

7

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$24,428	$9,950

Supplemental Disclosures of non-cash investing and financing activities:
Cashless exercise of pre-funded warrants	$241	$-

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

MMI is the owner of the trade name and service mark Muscle Maker Grill® and other trademarks and intellectual property we use in connection with the operation of Muscle Maker Grill® restaurants. We license the right to use the Muscle Maker Grill® trademark and intellectual property to our wholly-owned subsidiaries, MMD, MMC and Muscle USA, and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill®.

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

As of March 31, 2022, MMI consisted of three operating segments:

●	Muscle Maker Grill Division
●	Pokemoto Division
●	SuperFit Foods Division

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, continued

The Company operates under the name Muscle Maker Grill, Pokemoto and SuperFit Foods and is a franchisor and owner operator of Muscle Maker Grill and Pokemoto restaurants. As of March 31, 2022, the Company’s restaurant system included nineteen Company-owned restaurants, including the SuperFit Foods kitchen, and nineteen franchise restaurants.

Liquidity

Our primary source of liquidity is cash on hand. As of March 31, 2022, the Company had a cash balance, a working capital surplus and an accumulated deficit of $14,771,220, $13,440,545, and $73,270,926, respectively. During the quarter ended March 31, 2022, the Company incurred a pre-tax net loss of $1,886,079 and net cash used in operations of $930,089. The Company believes that its existing cash on hand and future cash flows from franchise operations, will be sufficient to fund operations, anticipated capital expenditures and repayment obligations over the next twelve months.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2022, and for the three months ended March 31, 2022, and 2021. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021. The balance sheet as of December 31, 2021, has been derived from the Company’s audited financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 or December 31, 2021.

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

Furniture and equipment	3 - 7 years
Leasehold improvements	1 - 11 years

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Intangible Assets

The Company accounts for recorded intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company’s trademark – Muscle Maker had an indefinite live as of December 31, 2021. The Company determined that as of January 1, 2022, the trademark - Muscle Maker had a finite life of 3 years and will be amortizing the value over the new estimated life. The Company’s goodwill has an indefinite life, and is accordingly not amortized, but is evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. The Accounting Standards Codification (“ASC”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The other intangible assets estimated useful lives are as follows:

Franchisee agreements	13 years
Franchise license	10 years
Trademark – Muscle Maker, SuperFit and Pokemoto	3 – 5 years
Domain name, customer list and Proprietary recipes	3 – 7 years
Non-compete agreement	2 – 3 years

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

As of March 31, 2022 and December 31, 2021, the Company deemed the conversion feature was not required to be bifurcated and recorded as a derivative liability.

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

Restaurant Sales

Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $2,694,192 and $1,178,911 during the quarters ended March 31, 2022 and 2021, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $108,421 and $81,469 during the quarters ended March 31, 2022 and 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $48,891 and $9,786 during the quarters ended March 31, 2022 and 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $50,829 and $44,085 during the quarters ended March 31, 2022 and 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under selling, general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $18,125 and $14,087 during the quarters ended March 31, 2022 and 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the quarter ended March 31, 2022 and 2021, the Company did not record any gift card breakage.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements. Deferred revenue is recognized in income over the life of the franchise agreements and vendor rebates are recognized in income as performance obligations are satisfied.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $113,719 and $24,051 during the quarters ended March 31, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average diluted common shares at March 31, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive:

	March 31,
	2022	2021
Warrants	17,873,906	2,560,361
Options	100,000	300,000
Convertible debt	32,350	32,350
Total potentially dilutive shares	18,006,256	2,892,711

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 45% and 84% of the Company’s purchases for the quarters ended March 31, 2022 and 2021, respectively.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments, continued

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modelling inputs based on assumptions)

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

See Note 16– Equity – Warrant and Options Valuation for details related to accrued compensation liability being fair valued using Level 1 inputs.

Leased Assets

The Company adopted Topic 842 as of January 1, 2022 and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit of $15,010 as of the adoption date. Lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the future minimum lease payments over the lease term. The lease term reflects the no cancellable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the balance sheet. As our leases typically do not contain a readily determinable implicit rate, we determine the present value of the lease liability using our incremental borrowing rate at the lease commencement date based on the lease term on a collateralized basis.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The Company adopted Topic 842 as of January 1, 2022, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit of $15,010 as of the adoption date. See Note 11 - Leases for further details.

In October 2021, the FASB issued ASU 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our condensed consolidated financial statements.

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

The Company acquired the following assets as part of the purchase agreement, adjusted for purchase accounting adjustments to reflect the fair value of the net assets acquired during 2021:

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

The unaudited pro-forma financial information in the table below summarizes the condensed consolidated results of operations of the Company and SuperFit Foods, LLC as though the acquisition had occurred as of January 1, 2021. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma
	(Unaudited)
	For the Three Months Ended
	March 31,
	2022	2021
Revenues	$2,920,458	$1,835,838
Restaurant operating expenses	3,092,851	2,322,412
Total cost and expenses	4,913,652	5,482,877
Loss from Operations	(1,993,194)	(3,647,039)

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

As of the date of the acquisition Pokemoto operated a total of 14 locations, six Company-owned restaurants and eight franchised restaurants, in four states, offering up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere.

The Company acquired the following assets as part of the purchase agreement, adjusted for purchase accounting adjustments to reflect our estimate of the fair value of the net assets acquired during 2021:

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

The unaudited pro-forma financial information in the table below summarizes the condensed consolidated results of operations of the Company and Pokemoto, LLC as though the acquisition had occurred as of January 1, 2021. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma
	(Unaudited)
	For the Three Months Ended
	March 31,
	2022	2021
Revenues	$2,920,458	$2,312,161
Restaurant operating expenses	3,092,851	2,588,186
Total cost and expenses	4,913,652	5,927,844
Loss from Operations	(1,993,194)	(3,615,683)

NOTE 4 - LOANS RECEIVABLE

At March 31, 2022 and December 31, 2021, the Company’s loans receivable balance was $0.

Loans receivable includes loans to franchisees and a former franchisee totaling, in the aggregate, $0, net of reserves for uncollectible loans of $70,784 and $71,184 at March 31, 2022 and December 31, 2021, respectively.

NOTE 5 –PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2022 and December 31, 2021, the Company’s prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Prepaid expenses	$362,685	$83,975
Preopening expenses	457	602
Other receivables	728,134	1,704,751
Prepaid and Other Current Assets	$1,091,276	$1,789,328

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 –PREPAID EXPENSES AND OTHER CURRENT ASSETS, continued

Prepaid and other current assets at March 31, 2022 and December 31, 2021, included a receivable of $728,134 and $1,704,751, respectively, related to the employee retention tax credits receivable from the Internal Revenue Services (“IRS”) that was made available to companies effected by Covid-19.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2022 and December 31, 2021, property and equipment consist of the following:

	March 31,	December 31,
	2022	2021

Furniture and equipment	$1,335,774	$1,397,098
Vehicles	55,000	55,000
Leasehold improvements	1,692,480	1,981,019
Property and equipment, gross	3,083,254	3,433,117
Less: accumulated depreciation and amortization	(1,147,462)	(1,152,850)
Property and equipment, net	$1,935,792	$2,280,267

Depreciation expense amounted to $123,250 and $153,522 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company wrote off property and equipment with an original cost value of $384,675 and $99,313, respectively, related to closed locations and future locations that were terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $239,637 and $37,027, respectively, after accumulated depreciation of $127,926 and $62,286, respectively, in the condensed consolidated statement of operations.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible Assets

A summary of the intangible assets is presented below:

Intangible Assets	Intangible assets, net at December 31, 2021	Acquisitions	Impairment of intangible assets	Amortization expense	Intangible assets, net at March 31, 2022
Trademark Muscle Maker Grill	$1,525,653	$-	$-	$(125,396)	$1,400,257
Franchise Agreements	162,439	-	-	(6,603)	155,836
Trademark SuperFit	38,075	-	-	(2,218)	35,857
Domain Name SuperFit	105,764	-	-	(6,161)	99,603
Customer List SuperFit	118,455	-	-	(6,900)	111,555
Proprietary Recipes SuperFit	135,378	-	-	(7,886)	127,492
Non-Compete Agreement SuperFit	193,339	-	-	(21,350)	171,989
Trademark Pokemoto	152,862	-	-	(8,625)	144,237
Franchisee License Pokemoto	2,599,473	-	-	(68,387)	2,531,086
Proprietary Recipes Pokemoto	1,027,916	-	-	(39,773)	988,143
Non-Compete Agreement Pokemoto	328,110	-	-	(59,178)	268,932

	$6,387,464	$-	$-	$(352,477)	$6,034,987

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET, continued

Intangible Assets, continued

Amortization expense related to intangible assets was $352,477 and $15,606 for the three months ended March 31, 2022 and 2021, respectively.

The estimated future amortization expense is as follows:

For the three months ended March 31,	2023	2024	2025	2026	2027	Thereafter	Total
Trademark Muscle Maker Grill	$508,551	$509,944	$381,762	$-	$-	$-	$1,400,257
Franchise Agreements	26,780	26,853	26,780	26,780	26,780	21,864	155,836
Trademark SuperFit	8,995	9,020	8,995	8,847	-	-	35,857
Domain Name SuperFit	24,986	25,055	24,986	24,576	-	-	99,603
Customer List SuperFit	27,985	28,061	27,985	27,524	-	-	111,555
Proprietary Recipes SuperFit	31,982	32,070	31,982	31,457	-	-	127,492
Non-Compete Agreement SuperFit	86,588	85,401	-	-	-	-	171,989
Trademark Pokemoto	34,981	35,077	34,981	34,981	4,218	-	144,237
Franchisee License Pokemoto	277,348	278,108	277,348	277,348	277,348	1,143,586	2,531,086
Proprietary Recipes Pokemoto	161,303	161,744	161,302	161,302	161,302	181,189	988,143
Non-Compete Agreement Pokemoto	240,000	28,932	-	-	-	-	268,932

Total	$1,429,500	$1,220,265	$976,121	$592,815	$469,648	$1,346,639	6,034,987

The Company determined that no impairment testing of the Company’s intangible assets was require as of March 31, 2022. Therefore, no impairment charge is required.

Goodwill

A summary of the goodwill assets is presented below:

Goodwill	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
Goodwill, net at December 31, 2021	$570,000	$1,798,399	$258,000	$2,626,399
Impairment of goodwill	-	-	-	-
Goodwill, net at March 31, 2022	$570,000	$1,798,399	$258,000	$2,626,399

The Company determined that no impairment testing of the Company’s goodwill was require as of March 31, 2022. Therefore, no impairment charge is required.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Accounts payable	$999,922	$734,688
Accrued payroll	254,130	758,732
Accrued professional fees	113,642	185,872
Accrued board members fees	18,000	57,573
Accrued rent expense	203,895	176,727
Accrued compensation expense	-	36,600
Sales taxes payable (1)	106,500	125,550
Accrued interest	28,290	28,426
Other accrued expenses	80,161	104,355
	$1,804,540	$2,208,523

(1)	See Note 14 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

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

The Company had an aggregate gross amount of $82,458, as of March 31, 2022 and December 31, 2021, respectively, in convertible notes payable to Former Parent outstanding.

NOTE 10 –NOTES PAYABLE

Convertible Notes

As of March 31, 2022 and December 31, 2021, the Company has convertible note payable in the amount of $100,000 which is included within convertible notes payable. See Note 14 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the $100,000 convertible note payable.

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

On June 21, 2021, the U.S. Small Business Administration (the “SBA”) forgave the Company’s first Paycheck Promissory Note (“PPP loan”) entered into on May 9, 2020. The aggregate amount forgiven is $875,974, consisting of $866,300 in principal and $9,674 in interest expenses. The forgiven amount was accounted for as a gain on debt extinguishment of $875,974 and was recorded in our condensed consolidated statement of operations.

During the year ended December 31, 2021, as part of the Pokemoto acquisition, the Company acquired $1,171,400 loans issued by the Small Business Administration under its Economic Injury Disaster Loans (“EIDL”). The Company repaid all the loans in full during the year ended December 31, 2021.

During the year ended December 31, 2021, as part of the Pokemoto acquisition the Company acquired $291,053 in paycheck protection loans second draw (the “PPP 2 Loan”). The SBA forgave $139,877 in principal and $1,402 in interest expense during the three months ended March 31, 2022.

During the three months ended March 31, 2022 and 2021, the Company repaid a total amount of $30,982 and $18,493, respectively, of the other notes payable and other notes payable, related party.

As of March 31, 2022, the Company had an aggregate amount of $997,818 in other notes payable. The notes had interest rates ranging between 1% - 8% per annum, due on various dates through May 2026.

The maturities of other notes payable as of March 31, 2022, are as follows:

Principal
Repayments due as of	Amount
03/31/2023	$133,219
03/31/2024	142,203
03/31/2025	121,016
03/31/2026	69,906
03/31/2027	531,474
$997,818

NOTE 11 –LEASES

The Company adopted Topic 842 as of January 1, 2022. The Company’s leases consist of restaurant locations. We determine if a contract contains a lease at inception. The lease generally has remaining terms of 1-10 years and most lease included the option to extend the lease for an additional 5-year period.

The total lease cost associated with right of use assets and operating lease liabilities for the three months ended March 31, 2021, was $241,588 and has been recorded in the condensed consolidated statement of operations as rent expense within restaurant operating expenses.

As of March 31, 2022, assets and liabilities related to the Company’s leases were as follows:

March 31,
2022
Assets
Right to use asset	$2,667,385
Total lease assets	$2,667,385

Liabilities
Current:
Operating leases	$561,137
Noncurrent:
Operating leases	2,250,439
Total Lease liabilities	$2,811,576

As of March 31, 2022, the Company’s lease liabilities mature as follows:

Operating Leases
Fiscal Year:
Remainder of 2022	$662,377
2023	769,266
2024	712,592
2025	578,094
2026	367,041
Thereafter	783,390
Total lease payments	$3,872,760
Less imputed interest	(1,061,184)
Present value of lease liabilities	$2,811,576

The Company’s lease term and discount rates were as follows:

March 31,
2022
Weighted-average remaining lease term (in year)
Operating leases	5.65
Weighted-average discount rate
Operating leases	12%

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 – DEFERRED REVENUE

At March 31, 2022 and December 31, 2021, deferred revenue consists of the following:

	March 31,	December 31,
	2022	2021
Deferred revenues, net	$1,254,482	$1,063,373
Less: Deferred revenues, current	(78,103)	(49,728)
Deferred revenues, non-current	$1,176,379	$1,013,645

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Gift card liability	$27,997	$27,633
Co-op advertising fund liability	117,358	126,564
Advertising fund liability	133,065	131,891
	$278,420	$286,088

See Note 2 – Significant Accounting Policies – Revenue Recognition for details related to the gift card liability and advertising fund liability.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Franchising

During the three months ended March 31, 2022, the Company entered into a various franchise agreement for a total of eleven potentially new Pokemoto locations with various franchisees. The franchisees paid the Company an aggregate of $205,000 and this has been recorded in deferred revenue as of March 31, 2022.

Litigations, Claims and Assessments

On March 27, 2018, a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018, a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of March 31, 2022, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $28,290 is included in accounts payable and accrued expenses. See Note 17 – Subsequent Events – Litigations, Claims and Assessments for details related to the settlement of this judgement.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements

On January 2, 2022, the Company appointed Jennifer Black as Chief Financial Officer of the Company and entered into an Offer Letter with Ms. Black. Pursuant to the Offer Letter, Ms. Black will be employed as Chief Financial Officer of the Company on an at-will basis. Ms. Black will be entitled to a base salary at the annualized rate of $190,000. The Company’s previous CFO, Ferdinand Groenewald, will remain and was appointed as the Chief Accounting Officer of the Company. The Company issued Ms. Black 20,000 shares of common stock upon completion of 90 days of employment. Ms. Black will be entitled to receive stock options to acquire 20,000 shares of common stock subject to the approval of the Board of Directors and Compensation Committee and the terms and conditions will be subject to entering into a stock option agreement. See Note 17 – Subsequent Events – Common Stock and Options for details related to the issuance of the shares of common stock and stock options.

On February 10, 2022, the Company entered into an Employment Agreement with Michael Roper effective February 14, 2022, which replaced his prior employment agreement. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $350,000, will be increased to $375,000 upon the one-year anniversary. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity. Within 90 days of the effective date, the Company will issue Mr. Roper stock options to receive 100,000 shares of common stock which will vest over a term of five years. If Mr. Roper is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, Mr. Roper will be entitled to a severance package of 18 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 17 – Subsequent Events – Options for details related to the issuance of the stock options.

On February 10, 2022, the Company and Kevin Mohan, Chief Investment Officer, entered a letter agreement providing that Mr. Mohan will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $200,000 effective February 14, 2022. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company will issue Mr. Mohan stock options to receive 75,000 shares of common stock which will vest over a term of five years. If Mr. Mohan is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 17 – Subsequent Events – Options for details related to the issuance of the stock options.

On February 9, 2022, the Company and Kenn Miller, Chief Operations Officer, entered a letter agreement providing that Mr. Miller will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $275,000 effective February 14, 2022. Mr. Miller will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company will issue Mr. Miller stock options to receive 50,000 shares of common stock which will vest over a term of five years. If Mr. Miller is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of 12 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 17 – Subsequent Events – Options for details related to the issuance of the stock options.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

On February 9, 2022, the Company and Aimee Infante, Chief Marketing Officer, entered a letter agreement providing that Ms. Infante will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Ms. Infante will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of her salary. Within 90 days of the effective date, the Company will issue Ms. Infante stock options to receive 42,500 shares of common stock which will vest over a term of five years. If Ms. Infante is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, she will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 17 – Subsequent Events – Options for details related to the issuance of the stock options.

On February 9, 2022, the Company and Ferdinand Groenewald, Chief Accounting Officer, entered a letter agreement providing that Mr. Groenewald will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Mr. Groenewald will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of his salary. Within 90 days of the effective date, the Company will issue Mr. Groenewald stock options to receive 25,000 shares of common stock which will vest over a term of five years. If Mr. Groenewald is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 17 – Subsequent Events – Options for details related to the issuance of the stock options.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Taxes

The Company failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability for approximately $38,792 and $125,550 as of March 31, 2022 and December 31, 2021, respectively, related to this matter. All current state and local sales taxes from January 1, 2018 for open Company-owned locations have been fully paid and in a timely manner. The Company has completed or is in discussions on payment plans with the various state or local entities for these past owed amounts.

NOTE 15 – REPORTABLE OPERATING SEGMENTS

See Note 1 – Business Organization and Nature of Operations for descriptions of our operating segments.

For The Three Months Ended
March 31, 2022
Revenues
Muscle Maker Grill Division	$1,271,935
Pokemoto Division	1,287,637
SuperFit Foods Division	360,886
$2,920,458

Operating Loss
Muscle Maker Grill Division	$(307,474)
Pokemoto Division	(22,858)
SuperFit Division	16,564
Corporate and unallocated G&A expenses (a)	(1,326,947)
Unallocated operating other income (expense) (b)	(352,479)
Operating Loss	$(1,993,194)
Gain in debt extinguishment	141,279
Interest expense, net	(14,743)
Other non-operating income (expense)	(19,421)
Loss before income taxes	$(1,886,079)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $779,718, professional fees of $97,963, and consulting fees of $8,645.

(b)	This includes amortization of intangible assets. See Note 7.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY

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

On February 24, 2022, the Company authorized the issuance of an aggregate of 1,209,604 shares of common stock in connection with the cashless exercise of the Pre-Funded Warrants. Pursuant to the terms of the Pre-Funded Warrants a total of 1,210,110 warrants were exercised.

On March 31, 2022, the Company authorized the issuance of an aggregate of 53,961 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2022.

Options

A summary of options activity during the three months ended March 31, 2022 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Options	Price	In Years
Outstanding, December 31, 2021	100,000	$5.00	1.92
Issued	-	-
Exercised	-	-
Forfeited		-
Outstanding, March 31, 2022	100,000	$5.00	1.67

Exercisable, March 31, 2022	100,000	$5.00	1.67

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Warrants

A summary of warrants activity during the three months ended March 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2021	20,284,016	$1.66	4.0
Issued	-	-
Exercised	(2,410,110)	0.01
Forfeited	-	-
Outstanding, March 31, 2022	17,873,906	$1.89	4.3

Exercisable, March 31, 2022	17,873,906	$1.89	4.3

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $72,586 and $1,712,845 for the three months ended March 31, 2022 and 2021, respectively, of which $72,586 and $1,712,597, respectively, was recorded in selling, general and administrative expenses and $0 and $248, respectively, was recorded in labor expense within restaurant operating expenses.

NOTE 17 – SUBSEQUENT EVENTS

Company-Owned Restaurants

Subsequent to March 31, 2022, and through the date of the issuance of these condensed consolidated financial statements, the Company opened one new Company-owned Pokemoto location in Miami.

Common Stock

On April 4, 2022, the Company authorized the issuance of 20,000 shares of common stock to a member of the executive team per the employment agreement. The stock was not fully earned until April 4, 2022.

Options

On May 2, 2022, the Company, pursuant to the employment agreements, issued options to purchase an aggregate of 312,500 shares of the Company’s common stock. The options had an exercise price of $0.41 per share and vest over ratably over twenty quarters anniversaries with the first vesting occurring on June 30, 2022.

Litigations, Claims and Assessments

On April 22, 2022, the Company and a convertible note holder entered into a settlement agreement to settle the outstanding principal and interest due on the note in the aggregate amount of $110,000. The Company paid $40,000, on of before May 1, 2022, and the remaining balance will be paid in seven instalments of $10,000 a month with the first payment being due on June 1, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill”, “SuperFit Foods” and “Pokemoto” refers to the names under which our corporate and franchised restaurants do business depending on the concept. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

OVERVIEW

The Company operates under the names Muscle Maker Grill, Pokemoto and SuperFit Foods and is a franchisor and owner operator of Muscle Maker Grill and Pokemoto restaurants. As of March 31, 2022, the Company’s restaurant system included nineteen Company-owned restaurants, including the SuperFit Foods kitchen, and nineteen franchise restaurants. In addition to these restaurants, the Company also operates from time to time with the following brand names under our ghost kitchen model: Meal Plan AF, Muscle Maker Burger Bar, Bowls Deep, Burger Joe’s, Wrap It Up, Salad Vibes, Mr. T’s House of Boba and Gourmet Sandwich. Our direct mail to consumer meal prep/plan program operates under the musclemakerprep.com and superfitfoods.com websites.

As of March 31, 2022, MMI consisted of three operating segments:

●	Muscle Maker Grill Restaurant Division
●	Pokemoto Hawaiian Poke Restaurant Division
●	SuperFit Foods Meal Prep Division

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

Muscle Maker Grill Restaurants (“Muscle Maker Grill”): our Muscle Maker Grill restaurants are fast casual style restaurants specializing in “healthier for you” high quality, made to order, lean protein-based meals. These meals feature all-natural chicken breast, grass fed beef, lean turkey, shrimp and plant-based items. We pair these lean proteins with super foods such as avocado, spinach and broccoli, while also offering cauliflower rice, whole wheat pasta, sweet potato fries and proprietary specialty sauces like zero carb, fat free or gluten free options. Our products are made to order. The menu features bowls, wraps, salads and burgers. We also offer protein shakes and fruit smoothies along with meal plans and catering. Customers can dine in or take out or have their meals delivered to their door via Company delivery personnel or third-party services such as Uber Eats, DoorDash and GrubHub.

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

SuperFit Foods’ distribution process is different than most meal prep companies. The business operates with a centralized kitchen that prepares all meals for distribution to consumers twice per week. While other meal plan companies ship meals directly to consumer’s homes, the SuperFit Foods model uses Company-owned coolers placed at designated pick-up locations throughout the Jacksonville, Florida market. Pick up locations are placed inside wellness centers such as gyms, yoga studios, and various lifestyle locations. SuperFit Foods delivers twice per week by independent contractors to these locations and consumers conveniently pick up their orders after their workouts or during their daily routines. This model allows us to keep food fresh and refrigerated (even in the summer months), reduces shipping costs to consumers and provides an easier distribution model for the Company. While we do offer direct shipment or drop-offs to homes, this represents a smaller percentage of overall Company revenue. As the lockdowns and restrictions from Covid are reducing, we believe our distribution model becomes even more attractive for consumers.

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

We are the owner of the trade name and service mark Muscle Maker Grill®, SuperFit Foods®, Pokemoto®, MMG Burger Bar®, Meal Plan AF® and other trademarks and intellectual property we use in connection with the operation of Muscle Maker Grill® restaurants. We license the right to use the Muscle Maker Grill®, Pokemoto®, and SuperFit Foods trademarks and intellectual property to our wholly owned subsidiaries, Muscle Maker Development, Poke Co Holdings LLC and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill® and Pokemoto® restaurants.

As of March 31, 2022, the Company had a cash balance, a working capital surplus and an accumulated deficit of $14,771,220, $13,440,545, and $73,270,926, respectively. During the three months ended March 31, 2022, the Company incurred a pre-tax net loss of $1,886,079 and net cash used in operations of $930,089. The Company believes that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

Key Financial Definitions

Total Revenues

Our revenues are derived from three primary sources: Company restaurant sales, franchise fee revenues and vendor rebates from Franchisees. Franchise revenues are comprised of franchise royalty revenues collected based on 2% to 6% of franchisee net sales and other franchise revenues which include initial, transfer and renewal franchisee fees. Vendor rebates are received based on volume purchases or services from franchise owned locations. In addition, we have other revenues which consists of gift card breakage which is recognized when we determine that there is no further legal obligation to remit the unredeemed gift card balance.

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

Rent

Restaurant rent, including preopening rental charges, consist of Company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. Our rent strategy in some locations consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides downside protection for lower volume locations. The Company does incur rent for some closed locations while we seek to negotiate lease terminations or sublease to other companies.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses associated with corporate, marketing and administrative functions that support our operations, including wages, benefits, advertising, travel expense, stock-based compensation expense, legal and professional fees, training, investor relations and other corporate costs. We incur incremental general and administrative expenses as a result of being a publicly listed company on the Nasdaq capital market.

Other Income (Expense)

Other income (expenses) consists of amortization of debt discounts on the convertible notes, interest expense related to convertible notes payable, change in fair value of accrued compensation and gains on debt extinguishments in connection with the PPP loan forgiveness.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Consolidated Results of Operations

The following table represents selected items in our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Company restaurant sales, net of discounts	$2,694,192	$1,178,911
Franchise royalties and fees	208,141	135,340
Franchise advertising fund contributions	18,125	14,087
Total Revenues	2,920,458	1,328,338

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,025,935	504,461
Labor	1,073,047	767,065
Rent	340,396	256,191
Other restaurant operating expenses	653,473	339,922
Total restaurant operating expenses	3,092,851	1,867,639
Depreciation and amortization	475,729	169,128
Franchise advertising fund expenses	18,125	14,087
Preopening expenses	-	10,986
Selling, general and administrative expenses	1,326,947	2,966,636
Total Costs and Expenses	4,913,652	5,028,476
Loss from Operations	(1,993,194)	(3,700,138)

Other Income (Expenses):
Other income (expense)	(19,421)	2,628
Interest expense, net	(14,743)	(14,174)
Gain on debt extinguishment	141,279	-
Total Other Income (Expenses), Net	107,115	(11,546)

Loss Before Income Tax	(1,886,079)	(3,711,684)
Income tax provision	-	-
Net Loss	$(1,886,079)	$(3,711,684)

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Revenues

Our revenues totaled $2,920,458 for the three months ended March 31, 2022 compared to $1,328,338 for the three months ended March 31, 2021. The $1,592,120 increase is primarily attributed to an increase in restaurant sales as a direct result of the acquisition of Pokemoto and SuperFit Foods, in addition to the opening of new company owned locations.

We generated Company restaurant sales, net of discounts, of $2,694,192 for the three months ended March 31, 2022 compared to $1,178,911 for the three months ended March 31, 2021. This represented an increase of $1,515,281, or 128.5%, which is mainly attributable to the Pokemoto restaurants sales and SupferFit Foods sales generated during the current year since their dates of acquisition.

Franchise royalties and fees for the three months ended March 31, 2022 and 2021 totaled $208,141 compared to $135,340 respectively. This represents an increase of $72,801, or 53.79%.

Franchise advertising fund contributions for the three months ended March 31, 2022 and 2021 totaled $18,125 compared to $14,087, respectively. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. Thus the increase has been a direct result of us increasing our expenses incurred related to our national advertising services to benefit our franchisees and the brands as a whole.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and selling, general and administrative expenses.

Restaurant food and beverage costs for the three months ended March 31, 2022 and 2021 totaled $1,025,935 or 38.1% as a percentage of Company restaurant net sales, and $504,461 or 42.8%, as a percentage of Company restaurant net sales, respectively. The $521,474 increase resulted from higher store counts during the current year as compared to the prior year resulting in higher sales with an overall decrease (improvement) of (4.7%) in restaurant and food beverage cost as a percentage of sales.

Restaurant labor for the three months ended March 31, 2022 and 2021 totaled $1,073,047, or 39.9%, as a percentage of Company restaurant net sales, and $767,065, or 64%, as a percentage of Company restaurant net sales, respectively. The $318,883 increase resulted due a higher store count during the current year as compared to the prior year as the Company opened and acquired more stores as compared to the prior period. We were able to reduce (improve) our overall labor costs as a percentage of sales by (24.1%) due to increased sales and also due to improvements in operations.

Restaurant rent expense for the three months ended March 31, 2022 and March 31, 2021 totaled $340,396 or 12.7% as a percentage of restaurant sales, and $256,191, or 21.7%, as a percentage of restaurant sales, respectively. The increase of $84,205 is directly attributed to the new Company-owned locations acquired during the current period as compared to the prior period thus increasing the store count from sixteen stores to nineteen stores as of March 31, 2022. The percent of total sales reduced (improved) by (9.1)% as sales increased overall and we are able to leverage fixed rent against these higher sales levels.

Other restaurant operating expenses for the three months ended March 31, 2022 and March 31, 2021 totaled $653,473, or 24.3% as a percentage of restaurant sales, and $339,922, or 29.9% as a percentage of restaurant sales, respectively. The $300,650 increase is due to higher third-party merchant fees resulting from an increase in delivery orders and a higher store count during the year as compared to the prior year. The increased store count also resulted in an increase in utility fees and insurance expenses. The other restaurant operating expenses as a percent of total sales reduced (improved) by (5.7%).

Depreciation and amortization expense for the three months ended March 31, 2022 and March 31, 2021 totaled $475,729 and $169,128, respectively. The $306,601 increase is mainly attributed to amortization expense attributed to the additions of definite life intangible assets of approximately $4,150,000 acquired through the various acquisitions during the prior year as compared to the prior year. The remaining of the variance is attributable to depreciation expense related to additional property and equipment acquired through acquisitions and additional property and equipment purchased for new store build outs and the remodeling of an existing and acquired Company-owned restaurant compared to the prior year.

Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 totaled $1,326,947, or 45.4% of total revenue, and $2,966,636, or 223.3% of total revenue, respectively. The $1,639,689 decrease was mainly attributed to a reduction in consulting expenses of approximately $1,029,000 which is mainly due to stock-based compensation expense for stock issued to various consultants for various services rendered in the prior year as compared to the current year, a decrease in professional fees of approximately $267,000 which resulted from changing our auditing firm during 2021 and a decrease in salaries and wages of approximately $465,000 resulting from a reduction in employee stock based compensation expense as the executive received shares of common stock in the prior period as compared to the current period. The decrease was partially offset by a write off of fixed assets of approximately $105,000 due to closed locations in the current period as compared to the prior period. The remainder of the variance was attributed to various other expenses including recruiting, marketing, computer expenses etc.

Loss from Operations

Our loss from operations for the three months ended March 31, 2022 and 2021 totaled $1,993,194, or 68.25% of total revenues and $3,700,138, or 278.6% of total revenue, respectively. The decrease of $1,706,944 in loss from operations is primarily attributable to the increase of total revenues of $1,592,120 and a decrease in total cost and expenses of $114,824 as discussed above.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2022 and 2021 totaled $107,115 and ($11,546), respectively. The $118,661 increase in other income (expense) was primarily attributable to a gain on extinguishment of debt of $141,279 due to the forgiveness of our PPP loans partially offset by an increase in other expenses of $22,049, mainly attributed to settlement expense, and an increase interest expense of $569.

Net Loss

Our net loss for the three months ended March 31, 2022 was $1,886,079 which was an improvement of $1,825,605 as compared to a net loss of $3,711,684 for the three months ended March 31, 2021, resulting from an increase in our total revenue of $1,592,120, an increase in our other income (expense) of $118,661 and a decrease of our total cost and expenses of $114,824.

The following table represents selected items in our condensed consolidated statements of operations for the three months ended March 31, 2022, respectively by our operating segments:

		Muscle Maker	Pokemoto	SuperFit Foods
	Consolidated	Grill Division	Division	Division	Unallocated

Revenues:
Company restaurant sales, net of discounts	$2,694,192	$1,108,199	$1,225,108	$360,886	$-
Franchise royalties and fees	208,141	145,611	62,529	-	-
Franchise advertising fund contributions	18,125	18,125	-	-	-
Total Revenues	2,920,458	1,271,935	1,287,637	360,886	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,025,935	465,684	427,174	133,074	-
Labor	1,073,047	568,099	405,550	99,404	-
Rent	340,396	207,334	102,904	30,159	-
Other restaurant operating expenses	653,473	251,780	328,056	73,633	-
Total restaurant operating expenses	3,092,851	1,492,897	1,263,684	336,270	-
Depreciation and amortization	475,729	68,387	46,811	8,052	352,479 (b)
Franchise advertising fund expenses	18,125	18,125	-	-	-
Selling, general and administrative expenses	1,326,947	-	-	-	1,326,947 (a)
Total Costs and Expenses	4,913,652	1,579,409	1,310,495	344,322	1,679,426
(Loss) Income from Operations	(1,993,194)	(307,474)	(22,858)	16,564	(1,679,426)

Other Income (Expense):
Other income (expense)	(19,421)	(19,560)	79	60	-
Interest expense, net	(14,743)	(14,743)	-	-	-
Gain on debt extinguishment	141,279	-	141,279	-	-
Amortization of debt discounts	-	-	-	-	-
Total Other Income (Expense), Net	107,115	(34,303)	141,358	60	-

Loss Before Income Tax	(1,886,079)	(341,777)	118,500	16,624	(1,679,426)
Income tax provision	-	-	-	-	-
Net (Loss) Income Net	$(1,886,079)	$(341,777)	$118,500	$16,624	$(1,679,426)

Income tax provision	-	-	-	-	-
Net (Loss) Income	$(1,886,079)	$(341,777)	$118,500	$16,624	$(1,679,426)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $779,718, professional fees of $97,963, and consulting fees of $8,645.

(b)	This includes amortization of intangible assets. See Note 7.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2021	2021
Cash	$14,771,220	$15,766,703
Working Capital Surplus	$13,440,545	$15,041,334
Convertible notes payable, including related parties and Former Parent, net	$182,458	$182,458
Other notes payable, including related parties	$997,818	$1,170,079

Availability of Additional Funds

Although we have a working capital surplus of $13,440,545, we presently have an accumulated deficit of $73,270,926, as of March 31, 2022, and we utilized $930,089 of cash in operating activities during the three months ended March 31, 2022. We believe that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

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

Sources and Uses of Cash for the Three Months Ended March 31, 2022 and March 31, 2021

For the three months ended March 31, 2022 and 2021, we used cash of $930,089 and $1,600,235, respectively, in operations. Our cash used for the three months ended March 31, 2022 was primarily attributable to our net loss of $1,886,079, adjusted for net non-cash income in the aggregate amount of $637,413, partially offset by $318,577 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used for the three months ended March 31, 2021 was primarily attributable to our net loss of $3,711,684, adjusted for net non-cash income in the aggregate amount of $1,941,970, partially offset by $169,479 of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2022, cash used in investing activities was $34,412, of which $34,812 was used to purchase property and equipment, partially offset by $400 of collections in loans receivable. During the three months ended March 31, 2021, cash used in investing activities was $567,554, of which $67,754 was used to purchase property and equipment and $500,000 used in connection with the acquisition of SuperFit Foods.

Net cash used by financing activities for the three months ended March 31, 2022 was $30,982, consisting of repayments of various other notes payable. Net cash used by financing activities for the three months ended March 31, 2021 was $18,493, for repayments of various other notes payable.

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

Intangible Assets

The Company accounts for recorded intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company’s trademark – Muscle Maker had a finite life as of December 31, 2021. The Company determined that as of January 1, 2022, the trademark - Muscle Maker had a finite life of 3 years and will be amortizing the value over the new estimated life. The Company’s goodwill has an indefinite life, and is accordingly not amortized, but are evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. The Accounting Standards Codification (“ASC”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The other intangible assets estimated original useful lives are as follows:

Franchisee agreements	13 years
Franchise license	10 years
Trademark – Muscle Maker, SuperFit and Pokemoto	3 – 5 years
Domain name, customer list and Proprietary recipes	3 – 7 years
Non-compete agreement	2 – 3 years

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

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements. Deferred revenue is recognized in income over the life of the franchise agreements and vendor rebates are recognized in income as performance obligations are satisfied.

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

Restaurant Sales

Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $2,694,192 and $1,178,911 during the quarters ended March 31, 2022 and 2021, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $108,421 and $81,469 during the quarters ended March 31, 2022 and 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $48,891 and $9,786 during the quarters ended March 31, 2022 and 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $50,829 and $44,085 during the quarters ended March 31, 2022 and 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under selling, general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $18,125 and $14,087 during the quarters ended March 31, 2022 and 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the quarter ended March 31, 2022 and 2021, the Company did not record any gift card breakage.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements. Deferred revenue is recognized in income over the life of the franchise agreements and vendor rebates are recognized in income as performance obligations are satisfied.

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

Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the legal proceedings that have become a reportable event or which have had developments during the three months ended March 31, 2022.

On March 27, 2018, a convertible note holder filed a complaint in the Iowa District Court for Polk County #CVCV056029 against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. On June 6, 2018 a default judgement was entered against the Company for the amount of $171,035. The Company repaid an aggregate amount of $71,035, consisting of principal and interest, as of the date of the filing of this report. As of March 31, 2022, the Company has accrued for the liability in convertible notes payable in the amount of $100,000 and accrued interest of $28,290 is included in accounts payable and accrued expenses. See Note 17 – Subsequent Events – Litigations, Claims and Assessments for details related to the settlement of this judgement.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas in El Paso County #2019DCV0824. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. As of March 31, 2022, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of March 31, 2022, the Company has accrued for the liability in accounts payable and accrued expenses.

MMI or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. The Company had accrued a liability for approximately $38,792 and $125,550 as of March 31, 2022 and December 31, 2021, respectively, related to this matter. All current state and local sales taxes from January 1, 2018 for open Company-owned locations have been fully paid and in a timely manner. Subsequent to March 31, 2022, the Company has made all the payments to various states to satisfy the outstanding past state and local sales taxes.

ITEM 1A.	RISK FACTORS.

Not applicable. See, however, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Stock

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

On February 24, 2022, the Company authorized the issuance of an aggregate of 1,209,604 shares of common stock in connection with the cashless exercise of the Pre-Funded Warrants. Pursuant to the terms of the Pre-Funded Warrants a total of 1,210,110 warrants were exercised.

On March 31, 2022, the Company authorized the issuance of an aggregate of 53,961 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2022.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2022	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Chief Accounting Officer
(Principal Accounting Officer)

