Form 10-Q
period 2022-06-30
Muscle Maker, Inc.
filed 2022-08-11
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39223

Muscle Maker, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

1751 River Run, Suite 200,

Fort Worth, Texas 76107

(Address of principal executive offices)

2600 South Shore Blvd., Suite 300,

League City, Texas 77573

(Former name, former address and former fiscal year, if changed since last report)

Registrant’s telephone number, including area code: (832) 604-9568

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

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 11, 2022, was 28,773,335.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

Assets
Current Assets:
Cash	$13,465,538	$15,766,703
Accounts receivable, net of allowance for doubtful accounts of $8,230 and $23,693 as of June 30, 2022 and December 31, 2021, respectively	353,115	155,167
Inventory	213,549	258,785
Current portion of loans receivable, net of allowance of $4,032 and $71,184 at June 30, 2022 and December 31, 2021, respectively	-	-
Prepaid expenses and other current assets	595,440	1,789,328
Total Current Assets	14,627,642	17,969,983
Right to use assets	2,536,932	-
Property and equipment, net	2,023,787	2,280,267
Goodwill	2,626,399	2,626,399
Intangible assets, net	5,678,589	6,387,464
Security deposits and other assets	179,278	167,770
Total Assets	$27,672,627	$29,431,883

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,597,175	$2,208,523
Convertible note payable to Former Parent	82,458	82,458
Convertible note payable	50,000	100,000
Other notes payable	127,084	165,052
Operating lease liability, current	561,623	-
Deferred revenue, current	83,144	49,728
Deferred rent, current	-	36,800
Other current liabilities	195,429	286,088
Total Current Liabilities	2,696,913	2,928,649
Other notes payable, non-current	838,260	1,005,027
Operating lease liability, non-current	2,129,600	-
Deferred revenue, non-current	1,208,523	1,013,645
Deferred rent, non-current	-	91,295
Total Liabilities	6,873,296	5,038,616

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,699,316 and 26,110,268 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,870	2,611
Additional paid-in capital	95,849,320	95,760,493
Accumulated deficit	(75,052,859)	(71,369,837)
Total Stockholders’ Equity	20,799,331	24,393,267
Total Liabilities and Stockholders’ Equity	$27,672,627	$29,431,883

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Company restaurant sales, net of discounts	$2,750,734	$2,564,864	$5,444,926	$3,743,775
Franchise royalties and fees	162,480	135,250	370,621	241,935
Franchise advertising fund contributions	16,170	4,742	34,295	18,829
Total Revenues	2,929,384	2,704,856	5,849,842	4,004,539

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,117,419	886,392	2,143,354	1,362,198
Labor	903,062	888,895	1,976,109	1,643,059
Rent	326,819	304,930	667,215	561,121
Other restaurant operating expenses	687,823	666,946	1,337,547	1,019,769
Total restaurant operating expenses	3,035,123	2,747,163	6,124,225	4,586,147
Depreciation and amortization	489,654	284,646	965,381	453,774
Franchise advertising fund expenses	16,170	4,742	34,295	18,829
Preopening expenses	-	-	-	10,986
Selling, general and administrative expenses	1,126,857	1,994,003	2,451,334	4,960,639
Total Costs and Expenses	4,667,804	5,030,554	9,575,235	10,030,375
Loss from Operations	(1,738,420)	(2,325,698)	(3,725,393)	(6,025,836)

Other Income (Expenses) :
Other income (expense)	(14,468)	223,681	(33,889)	226,309
Interest expense, net	(9,945)	(22,596)	(28,437)	(36,770)
Change in fair value of accrued compensation	-	127,500	-	127,500
Gain on debt extinguishment	-	875,974	141,279	875,974
Total Other Income (Expenses), Net	(24,413)	1,204,559	78,953	1,193,013

Loss Before Income Tax	(1,762,833)	(1,121,139)	(3,646,440)	(4,832,823)
Income tax provision	(11,311)	(1,062)	(13,783)	(1,062)
Net Loss	$(1,774,144)	$(1,122,201)	$(3,660,223)	$(4,833,885)

Net Loss Per Share:
Basic and Diluted	(0.06)	(0.16)	(0.13)	(0.70)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	28,668,116	6,916,218	28,235,052	6,916,218

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	26,110,268	$2,611	$95,760,493	$(71,369,837)	$24,393,267
Cumulative effect of change in accounting principal	-	-	-	(15,010)	(15,010)
Cashless exercise of pre-funded warrants	2,409,604	241	(241)		-
Common stock issued as compensation to board of directors	93,534	9	56,975		56,984
Common stock issued as compensation for services	30,000	3	15,599		15,602
Net loss	-	-	-	(1,886,079)	(1,886,079)

Balance - March 31, 2022	28,643,406	$2,864	$95,832,826	$(73,270,926)	$22,564,764

Cumulative effect of change in accounting principal	-	-	-	(7,789)	(7,789)
Common stock issued as compensation for employment	20,000	2	10,798	-	10,800
Common stock issued as compensation for services	5,000	1	1,949	-	1,950
Stock based compensation - options	-	-	3,750	-	3,750
Reconciliation for shares outstanding per transfer agent	30,910	3	(3)	-	-
Net loss	-	-	-	(1,774,144)	(1,774,144)

Balance - June 30, 2022	28,699,316	$2,870	$95,849,320	$(75,052,859)	$20,799,331

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	11,725,764	$1,172	$68,987,663	$(63,193,707)	$5,795,128
Issuance of restricted stock	1,200	-	-	-	-
Common stock issued in connection of the acquisition of SuperFit Foods on March 25, 2021	268,240	27	624,973	-	625,000
Restricted common stock issued as compensation to executives and employees	221,783	22	636,495	-	636,517
Common stock issued as compensation to board of directors	28,837	3	57,199	-	57,202
Common stock issued as compensation for services	300,000	30	676,670	-	676,700
Amortization of restricted common stock	-	-	426	-	426
Net loss	-	-	-	(3,711,684)	(3,711,684)

Balance - March 31, 2021	12,545,824	$1,254	$70,983,426	$(66,905,391)	$4,079,289

Common stock, pre-funded warrants and warrants issued in private placement on April 7, 2021, net of fees $790,000	1,250,000	125	9,181,224	-	9,181,349
Common stock issued as part of the acquisition of Pokemoto on May 14, 2021	880,282	88	1,249,912	-	1,250,000
Exercise of pre-funding warrants	2,865,227	287	28,365	-	28,652
Cancellation of share per agreement with shareholder	(11,879)	(1)	(99,999)	-	(100,000)
Common stock issued as compensation for services	160,000	16	229,185	-	229,201
Net loss	-	-	-	(1,122,201)	(1,122,201)

Balance - June 30, 2021	17,689,454	$1,769	$81,572,113	$(68,027,592)	$13,546,290

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(3,660,223)	$(4,833,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	965,381	453,774
Stock-based compensation	89,086	1,727,545
Gain on extinguishments of debt	(141,279)	(875,974)
Loss on disposal of assets	266,573	37,027
Loss on change in fair value of accrued compensation	-	(127,500)
Bad debt expense	(58,692)	18,676
Changes in operating assets and liabilities:
Accounts receivable, net	(123,256)	(102,563)
Inventory	45,236	(35,779)
Prepaid expenses and other current assets	1,193,888	(107,139)
Security deposits and other assets	(11,508)	(6,000)
Accounts payable and accrued expenses	(611,348)	208,164
Deferred rent	(128,095)	(21,471)
Operating right of use asset and lease liability, net	131,492	-
Deferred revenue	228,294	(45,803)
Other current liabilities	(90,659)	10,533
Total Adjustments	1,755,113	1,133,490
Net Cash Used in Operating Activities	(1,905,110)	(3,700,395)

Cash Flows from Investing Activities
Purchases of property and equipment	(282,999)	(98,257)
Cash paid in connection with the acquisition of SuperFit Foods	-	(500,000)
Cash paid in connection with the acquisition of Pokemoto	-	(2,815,390)
Collections from loans receivable	400	800
Net Cash Used in Investing Activities	(282,599)	(3,412,847)

Cash Flows from Financing Activities
Proceeds from Private Placement offering, net of offering cost	-	9,181,350
Proceeds from PPP loan	-	28,652
Cash paid in connection with the cancellation of shares	-	(100,000)
Repayments of convertible note	(50,000)	-
Repayments of other notes payables	(63,456)	(1,221,071)
Net Cash (Used in) Provided by Financing Activities	(113,456)	7,888,931

Net (Decrease) Increase in Cash	(2,301,165)	775,689
Cash - Beginning of Period	15,766,703	4,195,932
Cash - End of Period	$13,465,538	$4,971,621

See Notes to the Unaudited Condensed Consolidated Financial Statements

7

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$87,190	$66,179

Supplemental Disclosures of non-cash investing and financing activities:
Cashless exercise of pre-funded warrants	$241	$-

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

On March 25, 2021, MMI acquired the assets of SuperFit Foods, a subscription based fresh-prepared meal prep business located in Jacksonville, Florida. With this acquisition, we are also the owner of the trade name SuperFit Foods that we use in connection with the operations of SuperFit Foods. SuperFit Foods is differentiated from other meal prep services by allowing customers in the Jacksonville Florida market to order online via the Company’s website or mobile app and pick up their fully prepared meals from 29 Company-owned coolers located in gyms and wellness centers.

On May 14, 2021, MMI acquired PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”), a healthier modern culinary twist on the traditional Hawaiian poke classic. Pokemoto had, at acquisition, fourteen locations in four states – Connecticut, Rhode Island, Massachusetts, and Georgia and offers up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere. The colorful dishes and modern chic dining rooms provide an uplifting dining experience for guests of all ages. Customers can dine in-store or order online via third party delivery apps for contactless delivery.

MMI and its subsidiaries are hereinafter referred to as the “Company”.

As of June 30, 2022, MMI consisted of four operating segments:

●	Muscle Maker Grill Restaurant Division
●	Pokemoto Hawaiian Poke Restaurant Division
●	Non-Traditional (Hybrid) Division
●	SuperFit Foods Meal Prep Division

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, continued

Non-Traditional (Hybrid) Division is a combination of the aforementioned brands and provides its own unique experience for the consumer. Non-Traditional (Hybrid) locations are designed for unique locations such as universities, military bases and cloud kitchens.

The Company operates under the name Muscle Maker Grill, Pokemoto and SuperFit Foods and is a franchisor and owner operator of Muscle Maker Grill and Pokemoto restaurants. As of June 30, 2022, the Company’s restaurant system included nineteen Company-owned restaurants, including the SuperFit Foods kitchen, and eighteen franchise restaurants.

Liquidity

Our primary source of liquidity is cash on hand. As of June 30, 2022, the Company had a cash balance, a working capital surplus and an accumulated deficit of $13,465,538, $11,930,729, and $75,052,859, respectively. During the three and six months ended June 30, 2022, the Company incurred a pre-tax net loss of $1,762,833 and $3,646,440, respectively, and net cash used in operations of $1,905,110 and $3,700,395 for the six months ended June 30, 2022 and 2021, respectively. The Company believes that its existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2022, and for the three and six months ended June 30, 2022, and 2021. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021. The balance sheet as of December 31, 2021, has been derived from the Company’s audited financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 or December 31, 2021.

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

The other intangible assets estimated original useful lives are as follows:

Franchisee agreements	13 years
Franchise license	10 years
Trademark – Muscle Maker, SuperFit, and Pokemoto	3 – 5 years
Domain name, Customer list and Proprietary recipes	3 – 7 years
Non-compete agreement	2 – 3 years

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

As of June 30, 2022 and December 31, 2021, the Company deemed the conversion feature was not required to be bifurcated and recorded as a derivative liability.

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

Restaurant Sales

Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $2,750,734 and $5,444,926 during the three and six months ended June 30, 2022, respectively, and $2,564,864 and $3,743,775 during the three and six months ended June 30, 2021, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $121,001 and $229,422 during the three and six months ended June 30, 2022, respectively, and $104,430 and $185,899 during the three and six months ended June 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $15,315 and $64,206 during the three and six month ended June 30, 2022, respectively, and $12,352 and $22,138 during the three and six month ended June 30, 2021, respectively which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $26,164 and $76,993 during the three and six months ended June 30, 2022, respectively, and $18,468 and $33,898 during the three and six months ended June 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under selling, general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $16,170 and $34,295 during the three and six months ended June 30, 2022, respectively, and $4,742 and $18,829 during the three and six months ended June 30, 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three and six months ended June 30, 2022 and 2021, respectively, the Company did not record any gift card breakage.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements. Deferred revenue is recognized in income over the life of the franchise agreements and vendor rebates are recognized in income as performance obligations are satisfied.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $750 and $101,146 during the three and six months ended June 30, 2022, respectively, and $34,152 and $58,203 during the three and six months ended June 30, 2021, respectively, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average diluted common shares at June 30, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive:

	June 30,
	2022	2021
Warrants	17,873,906	6,615,302
Options	412,500	100,000
Convertible debt	27,076	32,350
Total potentially dilutive shares	18,313,482	6,747,652

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 19% and 30% of the Company’s purchases for the three and six months ended June 30, 2022, respectively. Purchases from the Company’s largest supplier totaled 60.25% and 68.69% of the Company’s purchases for the three and six months ended June 30, 2021, respectively.

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

Leased Assets

The Company adopted Topic 842 as of January 1, 2022 and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit of $22,799 as of the adoption date. Lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the future minimum lease payments over the lease term. The lease term reflects the no cancelable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the balance sheet. As our leases typically do not contain a readily determinable implicit rate, we determine the present value of the lease liability using our incremental borrowing rate at the lease commencement date based on the lease term on a collateralized basis.

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

The Company adopted Topic 842 as of January 1, 2022 and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit of $15,010 as of the adoption date, and recognized an additional $7,789 during the second quarter of 2022, based on updated information on two of our leases, for an aggregate cumulative-effect adjustment to accumulated deficit of $22,799. See Note 11 – Leases for further details.

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

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$2,929,384	$2,739,155	$5,849,842	$4,574,993
Restaurant operating expenses	3,035,123	2,781,644	6,124,225	5,104,056
Total cost and expenses	4,667,804	5,066,351	9,575,235	10,549,600
Loss from Operations	(1,738,420)	(2,327,196)	(3,725,393)	(5,974,607)

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

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$2,929,384	$3,052,164	$5,849,842	$5,364,325
Restaurant operating expenses	3,035,123	2,926,106	6,124,225	5,514,292
Total cost and expenses	4,667,804	5,160,154	9,575,235	11,232,460
Loss from Operations	(1,738,420)	(2,107,990)	(3,725,393)	(5,868,135)

NOTE 4 - LOANS RECEIVABLE

At June 30, 2022 and December 31, 2021, the Company’s loans receivable balance was $0, respectively.

Loans receivable includes loans to franchisees and a former franchisee totaling, in the aggregate, $0 and $0, net of reserves for uncollectible loans of $4,032 and $71,184 at June 30, 2022 and December 31, 2021, respectively.

NOTE 5 –PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2022 and December 31, 2021, the Company’s prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Prepaid expenses	$358,585	$83,975
Preopening expenses	50	602
Other receivables	236,805	1,704,751
Prepaid and Other Current Assets	$595,440	$1,789,328

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 –PREPAID EXPENSES AND OTHER CURRENT ASSETS, continued

Prepaid and other current assets, at June 30, 2022 and December 31, 2021 included a receivable of $236,805 and $1,704,751, respectively, related to the employee retention tax credits receivable from the Internal Revenue Services (“IRS”) that was made available to companies effected by Covid-19.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2022 and December 31, 2021, property and equipment consist of the following:

	June 30,	December 31,
	2022	2021

Furniture and equipment	$1,321,638	$1,397,098
Vehicles	55,000	55,000
Leasehold improvements	1,918,104	1,981,019
Property and equipment, gross	3,294,742	3,433,117
Less: accumulated depreciation and amortization	(1,270,955)	(1,152,850)
Property and equipment, net	$2,023,787	$2,280,267

Depreciation expense amounted to $133,259 and $256,506 for the three and six months ended June 30, 2022, respectively. Depreciation expense amounted to $135,243 and $288,765 for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, the Company wrote off property and equipment with an original cost value of $36,699 and $421,374, respectively, related to closed locations and future locations that were terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $26,936 and $266,573, respectively, after accumulated depreciation of $9,764 and $138,402, respectively, in the condensed consolidated statement of operations.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible Assets

A summary of the intangible assets is presented below:

Intangible Assets	Intangible assets, net at December 31, 2021	Acquisitions	Impairment of intangible assets	Amortization expense	Intangible assets, net at June 30, 2022
Trademark Muscle Maker Grill	$1,525,653	$-	$-	$(252,186)	$1,273,467
Franchise Agreements	162,439	-	-	(13,280)	149,159
Trademark SuperFit	38,075	-	-	(4,461)	33,614
Domain Name SuperFit	105,764	-	-	(12,390)	93,374
Customer List SuperFit	118,455	-	-	(13,877)	104,578
Proprietary Recipes SuperFit	135,378	-	-	(15,860)	119,518
Non-Compete Agreement SuperFit	193,339	-	-	(42,938)	150,401
Trademark Pokemoto	152,862	-	-	(17,347)	135,515
Franchisee License Pokemoto	2,599,473	-	-	(137,534)	2,461,939
Proprietary Recipes Pokemoto	1,027,916	-	-	(79,988)	947,928
Non-Compete Agreement Pokemoto	328,110	-	-	(119,014)	209,096

	$6,387,464	$-	$-	$(708,875)	$5,678,589

Intangible Assets, continued

Amortization expense related to intangible assets was $356,395 and $708,875 for the three and six months ended June 30, 2022, respectively. Amortization expense related to intangible assets was $149,403 and $165,009 for the three and six months ended June 30, 2021, respectively.

The estimated future amortization expense is as follows:

For the six months ended June 30,	2023	2024	2025	2026	2027	Thereafter	Total
Trademark Muscle Maker Grill	$508,551	$509,944	$254,972	$-	$-	$-	$1,273,467
Franchise Agreements	26,780	26,853	26,780	26,780	26,780	15,186	149,159
Trademark SuperFit	8,995	9,020	8,995	6,604	-	-	33,614
Domain Name SuperFit	24,986	25,055	24,986	18,347	-	-	93,374
Customer List SuperFit	27,985	28,061	27,985	20,547	-	-	104,578
Proprietary Recipes SuperFit	31,982	32,070	31,982	23,484	-	-	119,518
Non-Compete Agreement SuperFit	86,588	63,813	-	-	-	-	150,401
Trademark Pokemoto	34,981	35,077	34,981	30,476	-	-	135,515
Franchisee License Pokemoto	277,348	278,108	277,348	277,348	277,348	1,074,439	2,461,939
Proprietary Recipes Pokemoto	161,302	161,744	161,302	161,302	161,302	140,974	947,928
Non-Compete Agreement Pokemoto	209,096	-	-	-	-	-	209,096

Total	$1,398,594	$1,169,745	$849,331	$564,888	$465,430	$1,230,601	$5,678,589

The Company determined that impairment testing of the Company’s intangible assets was not deemed necessary as of June 30, 2022. Therefore, no impairment charge is required.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET, continued

Goodwill

A summary of the goodwill assets is presented below:

Goodwill	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
Goodwill, net at December 31, 2021	$570,000	$1,798,399	$258,000	$2,626,399
Impairment of goodwill	-	-	-	-
Goodwill, net at June 30, 2022	$570,000	$1,798,399	$258,000	$2,626,399

The Company determined that impairment testing of the Company’s goodwill was not deemed necessary as of June 30, 2022. Therefore, no impairment charge is required.

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Accounts payable	$1,003,900	$734,688
Accrued payroll	157,122	758,732
Accrued professional fees	86,361	185,872
Accrued board members fees	28,496	57,573
Accrued rent expense	218,112	176,727
Accrued compensation expense	-	36,600
Sales taxes payable (1)	56,184	125,550
Accrued interest	-	28,426
Other accrued expenses	47,000	104,355
	$1,597,175	$2,208,523

(1)	See Note 14 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

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

The Company had an aggregate gross amount of $82,458, as of June 30, 2022 and December 31, 2021, respectively, in convertible notes payable to Former Parent outstanding.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 –NOTES PAYABLE

Convertible Notes

As of June 30, 2022 and December 31, 2021, the Company has convertible note payable in the amount of $50,000 and $100,000 which is included within convertible notes payable. See Note 14 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the convertible note payable.

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

During the year ended December 31, 2021, as part of the Pokemoto acquisition the Company acquired $291,053 in paycheck protection loans second draw (the “PPP 2 Loan”). The SBA forgave $0 and $139,877 in principal and $0 and $1,402 in interest expense during the three and six months ended June 30, 2022, respectively.

During the six months ended June 30, 2022 and 2021, the Company repaid a total amount of $63,456 and $1,221,071, respectively, of the other notes payable.

As of June 30, 2022, the Company had an aggregate amount of $965,344 in other notes payable. The notes had interest rates ranging between 1% - 8% per annum, due on various dates through May 2026.

The maturities of other notes payable as of June 30, 2022, are as follows:

Principal
Repayments due as of	Amount
06/30/2023	$127,062
06/30/2024	143,887
06/30/2025	110,200
06/30/2026	584,195
Thereafter	-
$965,344

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 –LEASES

The Company adopted Topic 842 as of January 1, 2022. The Company’s leases consist of restaurant locations. We determine if a contract contains a lease at inception. The lease generally has remaining terms of 1-10 years and most lease included the option to extend the lease for an additional 5-year period.

The total lease cost associated with right of use assets and operating lease liabilities for the three and six months ended June 30, 2022, was $242,263 and $483,851 and has been recorded in the condensed consolidated statement of operations as rent expense within restaurant operating expenses.

As of June 30, 2022, assets and liabilities related to the Company’s leases were as follows:

June 30,
2022
Assets
Right to use asset	$2,536,932
Total lease assets	$2,536,932

Liabilities
Current:
Operating leases	$561,623
Noncurrent:
Operating leases	2,129,600
Total Lease liabilities	$2,691,223

As of June 30, 2022, the Company’s lease liabilities mature as follows:

Operating Leases
Fiscal Year:
Remainder of 2022	$453,251
2023	770,701
2024	714,063
2025	579,602
2026	368,586
Thereafter	778,328
Total lease payments	$3,664,531
Less imputed interest	(973,308)
Present value of lease liabilities	$2,691,223

The Company’s lease term and discount rates were as follows:

June 30,
2022
Weighted-average remaining lease term (in year)
Operating leases	5.2
Weighted-average discount rate
Operating leases	12%

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 – DEFERRED REVENUE

At June 30, 2022 and December 31, 2021, deferred revenue consists of the following:

	June 30,	December 31,
	2022	2021
Deferred revenues, net	$1,291,668	$1,063,373
Less: Deferred revenues, current	(83,114)	(49,728)
Deferred revenues, non-current	$1,208,524	$1,013,645

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Gift card liability	$27,999	$27,633
Co-op advertising fund liability	69,185	126,564
Advertising fund liability	98,245	131,891
	$195,429	$286,088

See Note 2 – Significant Accounting Policies – Revenue Recognition for details related to the gift card liability and advertising fund liability.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Franchising

During the three and six months ended June 30, 2022, the Company entered into a various franchise agreement for a total of four and seventeen potentially new Pokemoto locations with various franchisees. The franchisees paid the Company an aggregate of $52,500 and $292,500 for the three and six months ended June 30, 2022, respectively, and this has been recorded in deferred revenue as of June 30, 2022.

Litigations, Claims and Assessments

On April 24, 2022, the Company and a convertible note holder entered into an agreement in which the Company will repay a total of $110,000 in connection with the default judgement issued on June 22, 2018, by the Iowa District Court for Polk County #CVCV056029, filed against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035.The Company agreed to pay $40,000 on or before May 1, 2020 and to make seven installment payments of $10,000 per month starting on or before June 1, 2022. As of June 30, 2022, the Company has accrued for the liability in convertible notes payable in the amount of $50,000 which is included in accounts payable and accrued expenses.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of June 30, 2022, the Company has accrued for the liability in accounts payable and accrued expenses.

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

Employment Agreements

On January 2, 2022, the Company appointed Jennifer Black as Chief Financial Officer of the Company and entered into an Offer Letter with Ms. Black. Pursuant to the Offer Letter, Ms. Black will be employed as Chief Financial Officer of the Company on an at-will basis. Ms. Black is entitled to a base salary at the annualized rate of $190,000. The Company’s previous CFO, Ferdinand Groenewald, will remain and was appointed as the Chief Accounting Officer of the Company. The Company issued Ms. Black 20,000 shares of common stock upon completion of 90 days of employment. Ms. Black is entitled to receive stock options to acquire 20,000 shares of common stock subject to the approval of the Board of Directors and Compensation Committee and the terms and conditions will be subject to entering into a stock option agreement. See Note 16 – Equity – Common Stock and Options for details related to the issuance of the shares of common stock and stock options.

On February 10, 2022, the Company entered into an Employment Agreement with Michael Roper effective February 14, 2022, which replaced his prior employment agreement. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $350,000, will be increased to $375,000 upon the one-year anniversary. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity. Within 90 days of the effective date, the Company issued Mr. Roper stock options to receive 100,000 shares of common stock which vest over a term of five years. If Mr. Roper is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, Mr. Roper will be entitled to a severance package of 18 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 16 – Equity – Options for details related to the issuance of the stock options.

On February 10, 2022, the Company and Kevin Mohan, Chief Investment Officer, entered a letter agreement providing that Mr. Mohan will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $200,000 effective February 14, 2022. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company issued Mr. Mohan stock options to receive 75,000 shares of common stock which vest over a term of five years. If Mr. Mohan is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 16 – Equity – Options for details related to the issuance of the stock options.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

On February 9, 2022, the Company and Kenn Miller, Chief Operations Officer, entered a letter agreement providing that Mr. Miller will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $275,000 effective February 14, 2022. Mr. Miller will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, the Company issued Mr. Miller stock options to receive 50,000 shares of common stock which vest over a term of five years. If Mr. Miller is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of 12 months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 16 – Equity – Options for details related to the issuance of the stock options.

On February 9, 2022, the Company and Aimee Infante, Chief Marketing Officer, entered a letter agreement providing that Ms. Infante will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Ms. Infante will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of her salary. Within 90 days of the effective date, the Company issued Ms. Infante stock options to receive 42,500 shares of common stock which vest over a term of five years. If Ms. Infante is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, she will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 16 – Equity – Options for details related to the issuance of the stock options.

On February 9, 2022, the Company and Ferdinand Groenewald, Chief Accounting Officer, entered a letter agreement providing that Mr. Groenewald will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Mr. Groenewald will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of his salary. Within 90 days of the effective date, the Company issued Mr. Groenewald stock options to receive 25,000 shares of common stock which vest over a term of five years. If Mr. Groenewald is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 16 – Equity – Options for details related to the issuance of the stock options.

Departure of Officer

On June 21, 2022, the Company advised Ferdinand Groenewald that the position of Chief Accounting Officer has been eliminated. Mr. Groenewald has agreed to continue his employment with the Company through July 29, 2022, at which time he became entitled to the severance for termination without cause as outlined in the letter agreement between the Company and Mr. Groenewald dated February 9, 2022.

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

Nasdaq Notice, continued

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

Taxes

The Company failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. As of the second quarter June 30, 2022, all past due tax on sales from 2017 and 2018 has been paid in full. The Company had accrued a sales tax liability for approximately $56,184 and $125,550 as of June 30, 2022, and December 31, 2021, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner. The Company has completed all the payment plans with the various state or local entities for these past owed amounts.

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 – REPORTABLE OPERATING SEGMENTS

See Note 1 – Business Organization and Nature of Operations for descriptions of our operating segments.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Muscle Maker Grill Division	$1,140,721	$1,436,779	$2,412,657	$2,600,455
Pokemoto Division	1,313,737	571,026	2,472,672	579,878
Non-traditional (Hybrid) Division	100,042	152,515	228,743	279,671
SuperFit Foods Division	374,884	544,536	735,770	544,535
	$2,929,384	$2,704,856	$5,849,842	$4,004,539

Operating Loss
Muscle Maker Grill Division	$(134,654)	$(124,997)	$(438,369)	$(472,765)
Pokemoto Division	36,327	141,755	58,119	88,908
Non-Traditional (Hybrid) Division	(224,781)	(187,409)	(269,439)	(482,496)
SuperFit Division	67,940	(11,641)	84,504	(33,835)
Corporate and unallocated G&A expenses (a)	(1,126,857)	(1,994,003)	(2,451,334)	(4,960,639)
Unallocated operating other income (expense) (b)	(356,395)	(149,403)	(708,874)	(165,009)
Operating Loss	$(1,738,420)	$(2,325,698)	$(3,725,393)	$(6,025,836)
Gain in debt extinguishment	-	875,974	141,279	875,974
Interest expense, net	(14,468)	(22,596)	(28,437)	(36,770)
Other non-operating income (expense)	(9,945)	351,181	(33,889)	353,809
Loss before income taxes	$(1,762,833)	$(1,121,139)	$(3,646,440)	$(4,832,823)

(a)

Includes charges related to corporate expense that the Company does not allocate to the respective divisions. For the three months ended June 30, 2022 and 2021, largest portion of this expense relates to payroll, benefits and other compensation expense of $752,416 and $618,482, respectively, professional fees of $143,136 and $1,146,072, respectively and consulting fees of $55,005 and $44,849, respectively. For the six months ended June 30, 2022 and 2021, largest portion of this expense relates to payroll, benefits and other compensation expense of $1,532,134 and $1,826,218, respectively, professional fees of $241,099 and $1,577,237, respectively and consulting fees of $63,650 and $1,082,549, respectively.

(b)	This includes amortization of intangible assets. See Note 7.

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

On June 8, 2022, the Company authorized the issuance of 5,000 shares of common stock to a contractor for work done at a Company owned location

On June 30, 2022, the Company recognized 30,910 shares of common stock for book purpose to reconcile the shares outstanding to the transfer agent report.

Options

On May 2, 2022, the Company, pursuant to the employment agreements, issued options to purchase an aggregate of 312,500 shares of the Company’s common stock. The options had an exercise price of $0.41 per share and vest ratably over twenty quarters with the first vesting occurring on June 30, 2022.

A summary of options activity during the three months ended June 30, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Options	Price	In Years
Outstanding, December 31, 2021	100,000	$5.00	1.92
Issued	312,500	0.41
Exercised	-	-
Forfeited		-
Outstanding, June 30, 2022	412,500	$1.21	4.04

Exercisable, June 30, 2022	115,625	$4.38	1.89

MUSCLE MAKER, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Warrants

A summary of warrants activity during the three months ended June 30, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2021	20,284,016	$1.66	3.99
Issued	-	-
Exercised	(2,410,110)	0.01
Forfeited	-	-
Outstanding, June 30, 2022	17,873,906	$1.89	4.03

Exercisable, June 30, 2022	17,873,906	$1.89	4.03

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $44,996 and $117,582 for the three and six months ended June 30, 2022, respectively, of which $44,996 and $117,334, respectively, was recorded in selling, general and administrative expenses and $0 and $248, respectively, was recorded in labor expense within restaurant operating expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to $14,700 and $1,727,545 for the three and six months ended June 30, 2021, respectively, of which $14,700 and $1,727,297, respectively, was recorded in general and administrative expenses and $0 and $248, respectively, was recorded in labor expense within restaurant operating expenses.

NOTE 17 – SUBSEQUENT EVENTS

Common Stock

On July 14, 2022, the Company authorized the issuance of an aggregate of 72,091 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2022.

Operating Lease

On July 7, 2022, the Company entered into sublease agreement with a sublessor in Wichita, KS for a new Company owned location. The term of the sublease is from August 1, 2022, through Augusts 31, 2024 with monthly rent payments of $1,815 plus all other property expenses. In addition, the Company agreed to pay a security deposit of $3,850. The Company will have an option to enter into a lease agreement for an additional 5 years upon termination of the sublease.

Forfeiture of Stock Option

On July 29, 2022, Ferdinand Groenewald employment was terminated with the company, which resulted in the forfeiture of 23,750 unvested stock options. As outlined in the stock option agreement between the Company and Mr. Groenewald, he has 30 days to exercise or forfeit his 1,250 shares of vested stock options.

Nasdaq Notice

On August 2, 2022, the Company received a second letter from the Staff advising that the Company had been granted an additional 180 calendar days, or to January 30, 2023, to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with the Minimum Bid Price Requirement within the allotted compliance period. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day extension.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of June 30, 2022 and December 31, 2021 and for the three months ended June 30, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill”, “SuperFit Foods” and “Pokemoto” refers to the names under which our corporate and franchised restaurants do business depending on the concept. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

OVERVIEW

The Company operates under the names Muscle Maker Grill, Pokemoto and SuperFit Foods and is a franchisor and owner operator of Muscle Maker Grill and Pokemoto restaurants. As of June 30, 2022, the Company’s restaurant system included nineteen Company-owned restaurants, including the SuperFit Foods kitchen, and eighteen franchise restaurants. In addition to these restaurants, the Company also operates from time to time with the following brand names under our ghost kitchen model: Meal Plan AF, Muscle Maker Burger Bar, Bowls Deep, Burger Joe’s, Wrap It Up, Salad Vibes, Mr. T’s House of Boba and Gourmet Sandwich. Our direct mail to consumer meal prep/plan program operates under the musclemakerprep.com and superfitfoods.com websites.

As of June 30, 2022, MMI consisted of four operating segments:

●	Muscle Maker Grill Restaurant Division
●	Pokemoto Hawaiian Poke Restaurant Division
●	Non-Traditional (Hybrid) Division
●	SuperFit Foods Meal Prep Division

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

Non-Traditional (Hybrid) Division is a combination of the aforementioned brands and provides its own unique experience for the consumer. Non-Traditional (Hybrid) locations are designed for unique locations such as universities, military bases and cloud kitchens.

We believe our healthy-inspired restaurant concept delivers a highly differentiated customer experience by combining the quality and hospitality that customers commonly associate with our full service and fast casual restaurant competitors with the convenience and value customers generally expect from traditional fast-food restaurants. The foundation of our brand is based on our core values of quality, empowerment, respect, service and value.

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

We are the owner of the trade name and service mark Muscle Maker Grill®, SuperFit Foods®, Pokemoto®, MMG Burger Bar®, Meal Plan AF® and other trademarks and intellectual property we use in connection with the operation of Muscle Maker Grill® restaurants. We license the right to use the Muscle Maker Grill®, Pokemoto®, and SuperFit Foods ® trademarks and intellectual property to our wholly owned subsidiaries, Muscle Maker Development, Poke Co Holdings LLC and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill® and Pokemoto® restaurants.

As of June 30, 2022, the Company had a cash balance, a working capital surplus and an accumulated deficit of $13,465,538, $11,930,729, and $75,052,859, respectively. During the three and six months ended June 30, 2022, the Company incurred a pre-tax net loss of $1,762,833 and $3,646,440, respectively and net cash used in operations of $1,905,110 and $3,700,395 for the six months ended June 30, 2022. The Company believes that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

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

Consolidated Results of Operations

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

The following table represents selected items in our condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended
	June 30,
	2022	2021
Revenues:
Company restaurant sales, net of discounts	$2,750,734	$2,564,864
Franchise royalties and fees	162,480	135,250
Franchise advertising fund contributions	16,170	4,742
Total Revenues	2,929,384	2,704,856

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,117,419	886,392
Labor	903,062	888,895
Rent	326,819	304,930
Other restaurant operating expenses	687,823	666,946
Total restaurant operating expenses	3,035,123	2,747,163
Depreciation and amortization	489,654	284,646
Franchise advertising fund expenses	16,170	4,742
Preopening expenses	-	-
Selling, general and administrative expenses	1,126,857	1,994,003
Total Costs and Expenses	4,667,804	5,030,554
Loss from Operations	(1,738,420)	(2,325,698)

Other Income (Expenses) :
Other income (expense)	(14,468)	223,681
Interest expense, net	(9,945)	(22,596)
Change in fair value of accrued compensation	-	127,500
Gain on debt extinguishment	-	875,974
Total Other Income (Expenses), Net	(24,413)	1,204,559

Loss Before Income Tax	(1,762,833)	(1,121,139)
Income tax provision	(11,311)	(1,062)
Net Loss	$(1,774,144)	$(1,122,201)

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Revenues

Our revenues totaled $2,929,384 for the three months ended June 30, 2022 compared to $2,704,856 for the three months ended June 30, 2021. The $224,528 increase is primarily attributed to an increase in restaurant sales and vendor rebates as a direct result of the acquisition of Pokemoto and the net opening/closing of corporate and franchise locations.

We generated Company restaurant sales, net of discounts, of $2,750,734 for the three months ended June 30, 2022 compared to $2,564,864 the three months ended June 30, 2021. This represented an increase of $185,870, or 7.2%, which is mainly attributable to the Pokemoto restaurants sales and the net opening/closing of corporate and franchise locations.

Franchise royalties and fees for the three months ended June 30, 2022 and 2021 totaled $162,480 compared to $135,250 respectively. This represents an increase of $27,230, or 20.1%. As the Company executes against its franchising strategy and expands its efforts to sell franchise locations, management is anticipating that this number will likely increase over the coming years.

Franchise advertising fund contributions for the three months ended June 30, 2022 and 2021 totaled $16,170 compared to $4,742, respectively. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. Thus, the increase has been a direct result of us increasing our expenses incurred related to our national advertising services to benefit our franchisees and the brands as a whole.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and selling, general and administrative expenses.

Restaurant food and beverage costs for the three months ended June 30, 2022 and 2021 totaled $1,117,419 or 40.6% as a percentage of Company restaurant net sales, and $886,392 or 34.7%, as a percentage of Company restaurant net sales, respectively. The $231,027 increase resulted from higher store counts during the current year as compared to the prior year resulting in higher sales. The Company has experienced an increase in food and beverage costs due to inflationary pressures and supply chain disruptions causing the company to find alternative vendors in some instances for key ingredients. The Company anticipates higher ingredient costs in the near term and has taken price increases, menu modifications and recipe changes to attempt to offset these higher prices.

Restaurant labor for the three months ended June 30, 2022 and 2021 totaled $903,062, or 32.8%, as a percentage of Company restaurant net sales, and $888,895, or 34.7%, as a percentage of Company restaurant net sales, respectively. The $14,167 increase resulted due a higher store count during the current year as compared to the prior year as the Company opened and acquired more stores as compared to the prior period. We were able to reduce (improve) our overall labor costs as a percentage of sales by 1.8% due to increased sales and also due to improvements in operations.

Restaurant rent expense for the three months ended June 30, 2022 and June 30, 2021 totaled $326,819 or 11.9% as a percentage of restaurant sales, and $304,930, or 11.9%, as a percentage of restaurant sales, respectively. The increase of $21,889 is directly attributed to the new Company-owned locations acquired during the second quarter of 2021, which only included partial rent expense compared to the current period which includes the full periods rent expense.

Other restaurant operating expenses for the three months ended June 30, 2022 and June 30, 2021 totaled $687,823, or 25.0% as a percentage of restaurant sales, and $666,946, or 26.0% as a percentage of restaurant sales, respectively. The $20,877 increase is due to higher third-party merchant fees resulting from an increase in delivery orders and a higher store count during the year as compared to the prior year.

Depreciation and amortization expense for the three months ended June 30, 2022 and June 30, 2021 totaled $489,654 and $284,646, respectively. The $205,960 increase is mainly attributed to amortization expense attributed to the additions of definite life intangible assets of approximately $4,150,000 acquired through the various acquisitions during the prior year as compared to the prior year. The remaining of the variance is attributable to depreciation expense related to additional property and equipment acquired through acquisitions and additional property and equipment purchased for new store build outs and the remodeling of an existing and acquired Company-owned restaurant compared to the prior year.

Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 totaled $1,126,857, or 38.5% of total revenue, and $1,994,003, or 73.7% of total revenue, respectively. The $867,146 decrease was mainly attributed to a decrease in professional fees of approximately $973,400 which resulted from changing our auditing firm and a one-time expense of $665,000 incurred in connection with the private placement in the prior period partially offset by an increase in salaries and wages of approximately $122,932 due to the addition of additional staff with the Pokemoto and SuperFit foods acquisition The remainder of the variance was attributed to various other expenses including recruiting, marketing, computer expenses etc.

Loss from Operations

Our loss from operations for the three months ended June 30, 2022 and 2021 totaled $1,738,420, or 59.3% of total revenues and $2,325,698, or 85.9% of total revenue, respectively. The decrease of $587,278 in loss from operations is primarily attributable to the increase of total revenues of $224,528 and a decrease in total cost and expenses of $362,750 as discussed above.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2022 and 2021 totaled ($24,413) and $1,204,995, respectively. The $1,228,972 decrease in other (expense) income was primarily attributable to a reduction in the gain on extinguishment of debt of $875,974 due to the forgiveness of our PPP loans, the decrease in fair value of accrued compensation of $127,500 and a decrease in other income of $238,149 which resulted from the revitalization fund grant in the prior period compared to the current period partially offset by an increase in other income (expenses) of $12,561 mainly attributed to a decrease in interest expense, increase in franchise sales and marketing expenses.

Net Loss

Our net loss before income tax for the three months ended June 30, 2022 was $1,762,833 which was an increase in our net loss of $641,694 as compared to a net loss of $1,121,139 for the three months ended June 30, 2021, resulting directly from an increase in our other income (expense) of $1,228,972 partially offset by an increase in our total revenue of $224,528, and a decrease of our total cost and expenses of $362,750. Our net loss for the three months ended June 30, 2022 was $1,774,144 which was an improvement of $651,943 as compared to a net loss of $1,122,201 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	For the Six Months Ended
	June 30,
	2022	2021
Revenues:
Company restaurant sales, net of discounts	$5,444,926	$3,743,775
Franchise royalties and fees	370,621	241,935
Franchise advertising fund contributions	34,295	18,829
Total Revenues	5,849,842	4,004,539

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	2,143,354	1,362,198
Labor	1,976,109	1,643,059
Rent	667,215	561,121
Other restaurant operating expenses	1,337,547	1,019,769
Total restaurant operating expenses	6,124,225	4,586,147
Depreciation and amortization	965,381	453,774
Franchise advertising fund expenses	34,295	18,829
Preopening expenses	-	10,986
Selling, general and administrative expenses	2,451,334	4,960,639
Total Costs and Expenses	9,575,235	10,030,375
Loss from Operations	(3,725,393)	(6,025,836)

Other Income (Expenses) :
Other income (expense)	(33,889)	226,309
Interest expense, net	(28,437)	(36,770)
Change in fair value of accrued compensation	-	127,500
Gain on debt extinguishment	141,279	875,974
Total Other Income (Expenses), Net	78,953	1,193,013

Loss Before Income Tax	(3,646,440)	(4,832,823)
Income tax provision	(13,783)	(1,062)
Net Loss	$(3,660,223)	$(4,833,885)

Revenues

Our revenues totaled $5,849,842 for the six months ended June 30, 2022 compared to $4,004,539 for the six months ended June 30, 2021. The $1,845,303 increase is primarily attributed to an increase in restaurant sales as a direct result of the acquisition of Pokemoto and SuperFit Foods, in addition to the net opening/closing of company owned and franchise locations.

We generated Company restaurant sales, net of discounts, of $5,444,926 for the six months ended June 30, 2022 compared to $3,743,775 the six months ended June 30, 2021. This represented an increase of $1,701,151, or 45.4%, which is mainly attributable to the Pokemoto restaurants sales and SuperFit Foods sales generated during the current year since their dates of acquisition, in addition to the net opening/closing of corporate and franchise locations.

Franchise royalties and fees for the six months ended June 30, 2022 and 2021 totaled $370,621 compared to $241,935 respectively. This represents an increase of $128,686, or 53.2%. As the Company executes against its franchising strategy and expands its efforts to sell franchise locations, management is anticipating that this number will likely increase over the coming years.

Franchise advertising fund contributions for the six months ended June 30, 2022 and 2021 totaled $34,295 compared to $18,829, respectively. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. Thus the increase has been a direct result of us increasing our expenses incurred related to our national advertising services to benefit our franchisees and the brands as a whole.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and selling, general and administrative expenses.

Restaurant food and beverage costs for the six months ended June 30, 2022 and 2021 totaled $2,143,354 or 39.4% as a percentage of Company restaurant net sales, and $1,362,198 or 36.4%, as a percentage of Company restaurant net sales, respectively. The $781,156 increase resulted from higher store counts during the current year as compared to the prior year resulting in higher sales. The Company has experienced an increase in food and beverage costs due to inflationary pressures and supply chain disruptions causing the company to find alternative vendors in some instances for key ingredients. The Company anticipates higher ingredient costs in the near term and has taken price increases, menu modifications and recipe changes to attempt to offset these higher prices.

Restaurant labor for the six months ended June 30, 2022 and 2021 totaled $1,976,109, or 36.3%, as a percentage of Company restaurant net sales, and $1,643,059, or 43.9%, as a percentage of Company restaurant net sales, respectively. The $333,050 increase resulted due a higher store count during the current year as compared to the prior year as the Company opened and acquired more stores as compared to the prior period. We were able to reduce (improve) our overall labor costs as a percentage of sales by 7.6% due to increased sales and also due to improvements in operations.

Restaurant rent expense for the six months ended June 30, 2022 and June 30, 2021 totaled $667,215 or 12.3% as a percentage of restaurant sales, and $561,121, or 15.0%, as a percentage of restaurant sales, respectively. The increase of $106,094 is directly attributed to the new Company-owned locations acquired during the current period as compared to the prior period thus increasing the store count from sixteen stores to nineteen stores as of June 30, 2022. The percent of total sales reduced (improved) by 2.7% as sales increased overall and we are able to leverage fixed rent against these higher sales levels.

Other restaurant operating expenses for the six months ended June 30, 2022 and June 30, 2021 totaled $1,337,547, or 24.6% as a percentage of restaurant sales, and $1,019,769, or 27.2% as a percentage of restaurant sales, respectively. The $317,778 increase is due to higher third-party merchant fees resulting from an increase in delivery orders and a higher store count during the year as compared to the prior year. The increased store count also resulted in an increase in utility fees and insurance expenses. The other restaurant operating expenses as a percent of total sales reduced (improved) by 2.7%.

Depreciation and amortization expense for the six months ended June 30, 2022 and June 30, 2021 totaled $965,381 and $453,774, respectively. The $511,607 increase is mainly attributed to amortization expense attributed to the additions of definite life intangible assets of approximately $4,150,000 acquired through the various acquisitions during the prior year as compared to the prior year. The remaining of the variance is attributable to depreciation expense related to additional property and equipment acquired through acquisitions and additional property and equipment purchased for new store build outs and the remodeling of an existing and acquired Company-owned restaurant compared to the prior year.

Selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 totaled $2,451,334, or 41.9% of total revenue, and $4,960,639, or 123.9% of total revenue, respectively. The $2,509,305 decrease was mainly attributed to a reduction in consulting expenses of approximately $1,011,412 which is mainly due to stock-based compensation expense for stock issued to various consultants for various services rendered in the prior year as compared to the current year, a decrease in professional fees of approximately $1,240,211 which resulted from the private placement fees incurred in prior period not incurred in current period and the changing our auditing firm during 2021 and a decrease in salaries and wages of approximately $344,838 resulting from a reduction in employee stock based compensation expense as the executive received shares of common stock in the prior period as compared to the current period. The decrease was partially offset by the write offs of fixed assets of approximately $131,370 due to closed locations in the current period as compared to the prior period. The remainder of the variance was attributed to various other expenses including recruiting, marketing, computer expenses, increase in franchise sales and marketing expense, etc.

Loss from Operations

Our loss from operations for the six months ended June 30, 2022 and 2021 totaled $3,725,393, or 63.7% of total revenues and $6,025,836, or 150.5% of total revenue, respectively. The decrease of $2,300,443 in loss from operations is primarily attributable to the increase of total revenues of $1,845,303 and a decrease in total cost and expenses of $455,140 as discussed above.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2022 and 2021 totaled $78,953 and $1,193,013, respectively. The $1,114,060 increase in other expense which was primarily attributable to a decrease in the gain on extinguishment of debt of $734,695 due to the forgiveness of our PPP loans, an increase in other expenses of $260,198, mainly attributed to settlement expense partially offset by a decrease in interest expense of $8,333 and the change in fair value of accrued compensation expense of $127,500 incurred in the prior period.

Net Loss

Our net loss before income tax for the six months ended June 30, 2022 was $3,646,440 which was an improvement of $1,186,383 as compared to a net loss of $4,832,823 for the six months ended June 30, 2021, resulting from an increase in our total revenue of $1,845,303, a decrease in our other income (expense) of $1,114,060 and a decrease of our total cost and expenses of $455,140. Our net loss for the six months ended June 30, 2022 was $3,660,223 which was an improvement of $1,173,662 as compared to a net loss of $4,833,885 for the six months ended June 30, 2021.

The following table represents selected items in our condensed consolidated statements of operations for the three months ended June 30, 2022, respectively by our operating segments:

		Muscle Maker	Pokemoto	Non-Traditional	SuperFit Foods
	Consolidated	Grill Division	Division	(Hybrid) Division	Division	Unallocated

Revenues:
Company restaurant sales, net of discounts	$2,750,734	$1,031,532	$1,244,276	$100,042	$374,884	$-
Franchise royalties and fees	162,480	93,019	69,461	-	-	-
Franchise advertising fund contributions	16,170	16,170	-	-	-	-
Total Revenues	2,929,384	1,140,721	1,313,737	100,042	374,884	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,117,419	458,897	497,244	52,269	109,009	-
Labor	903,062	374,779	349,586	91,755	86,942	-
Rent	326,819	120,307	94,374	82,538	29,600	-
Other restaurant operating expenses	687,823	247,842	305,892	62,291	71,798	-
Total restaurant operating expenses	3,035,123	1,201,825	1,247,096	288,853	297,349	-
Depreciation and amortization	489,654	57,380	30,314	35,970	9,595	356,395	(b)
Franchise advertising fund expenses	16,170	16,170	-	-	-	-
General and administrative expenses	1,126,857	-	-	-	-	1,126,857	(a)
Total Costs and Expenses	4,667,804	1,275,375	1,277,410	324,823	306,944	1,483,252
(Loss) Income from Operations	(1,738,420)	(134,654)	36,327	(224,781)	67,940	(1,483,252)

Other Income:
Other income	(14,468)	-	-	-	-	(14,468)
Interest expense, net	(9,945)	-	-	-	-	(9,945)
Total Other Income, Net	(24,413)	-	-	-	-	(24,413)

Loss Before Income Tax	(1,762,833)	(134,654)	36,327	(224,781)	67,940	(1,507,665)
Income tax provision	(11,311)	-	-	-	-	(11,311)
Net (Loss) Income	$(1,774,144)	$(134,654)	$36,327	$(224,781)	$67,940	$(1,518,976)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $752,416, professional fees of $143,136, and consulting fees of $55,005.

(b)	This includes amortization of intangible assets. See Note 7.

The following table represents selected items in our condensed consolidated statements of operations for the six months ended June 30, 2022, respectively by our operating segments:

		Muscle Maker	Pokemoto	Non-Traditional	SuperFit Foods
	Consolidated	Grill Division	Division	(Hybrid) Division	Division	Unallocated

Revenues:
Company restaurant sales, net of discounts	$5,444,926	$2,139,731	$2,340,682	$228,743	$735,770	$-
Franchise royalties and fees	370,621	238,631	131,990	-	-	-
Franchise advertising fund contributions	34,295	34,295	-	-	-	-
Total Revenues	5,849,842	2,412,657	2,472,672	228,743	735,770	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	2,143,354	924,581	880,125	96,565	242,083	-
Labor	1,976,109	942,878	679,471	167,414	186,346	-
Rent	667,215	327,641	191,981	87,834	59,759	-
Other restaurant operating expenses	1,337,547	495,866	605,625	90,625	145,431	-
Total restaurant operating expenses	6,124,225	2,690,966	2,357,202	442,438	633,619	-
Depreciation and amortization	965,381	125,765	57,351	55,744	17,647	708,874	(b)
Franchise advertising fund expenses	34,295	34,295	-	-	-	-
General and administrative expenses	2,451,334	-	-	-	-	2,451,334	(a)
Total Costs and Expenses	9,575,235	2,851,026	2,414,553	498,182	651,266	3,160,208
(Loss) Income from Operations	(3,725,393)	(438,369)	58,119	(269,439)	84,504	(3,160,208)

Other Income:
Other income	(33,889)	-	-	-	-	(33,889)
Interest expense, net	(28,437)	-	-	-	-	(28,437)
Gain on debt extinguishment	141,279	-	-	-	-	141,279
Total Other Income, Net	78,953	-	-	-	-	78,953

Loss Before Income Tax	(3,646,440)	(438,369)	58,119	(269,439)	84,504	(3,081,255)
Income tax provision	(13,783)	-	-	-	-	(13,783)
Net (Loss) Income	$(3,660,223)	$(438,369)	$58,119	$(269,439)	$84,504	$(3,095,038)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $1,532,134, professional fees of $241,099, and consulting fees of $63,650.

(b)	This includes amortization of intangible assets. See Note 7.

The following table represents selected items in our condensed consolidated statements of operations for the three months ended June 30, 2021, respectively by our operating segments:

		Muscle Maker	Pokemoto	Non-Traditional	SuperFit Foods
	Consolidated	Grill Division	Division	(Hybrid) Division	Division	Unallocated

Revenues:
Company restaurant sales, net of discounts	$2,564,864	$1,318,773	$549,040	$152,515	$544,536	$-
Franchise royalties and fees	135,250	113,264	21,986	-	-	-
Franchise advertising fund contributions	4,742	4,742	-	-	-	-
Total Revenues	2,704,856	1,436,779	571,026	152,515	544,536	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	886,392	495,785	129,623	46,546	214,438	-
Labor	888,895	528,696	114,249	99,411	146,539	-
Rent	304,930	185,799	17,963	80,572	20,596	-
Other restaurant operating expenses	666,946	302,996	152,892	88,402	122,656	-
Total restaurant operating expenses	2,747,163	1,513,276	414,727	314,931	504,229	-
Depreciation and amortization	284,646	43,758	14,544	24,993	51,948	149,403	(b)
Franchise advertising fund expenses	4,742	4,742	-	-	-	-
General and administrative expenses	1,994,003	-	-	-	-	1,994,003	(a)
Total Costs and Expenses	5,030,554	1,561,776	429,271	339,924	556,177	2,143,406
(Loss) Income from Operations	(2,325,698)	(124,997)	141,755	(187,409)	(11,641)	(2,143,406)

Other Income:
Other income	223,681	-	-	-	-	223,681	(c)
Interest expense, net	(22,596)	-	-	-	-	(22,596)
Gain on debt extinguishment	875,974	-	-	-	-	875,974
Change in fair value of accrued compensation	127,500	-	-	-	-	127,500
Total Other Income, Net	1,204,559	-	-	-	-	1,204,559

Loss Before Income Tax	(1,121,139)	(124,997)	141,755	(187,409)	(11,641)	(938,847)
Income tax provision	(1,062)	-	-	-	-	(1,062)
Net (Loss) Income	$(1,122,201)	$(124,997)	$141,755	$(187,409)	$(11,641)	$(939,909)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $618,482, professional fees of $1,146,072, and consulting fees of $44,849.

(b)	This includes amortization of intangible assets. See Note 7.

(c)	Included in other income is the revitalization fund grant of approximately $240,000 that was granted to one of our company owned location.

The following table represents selected items in our condensed consolidated statements of operations for the six months ended June 30, 2021, respectively by our operating segments:

		Muscle Maker	Pokemoto	Non-Traditional	SuperFit Foods
	Consolidated	Grill Division	Division	(Hybrid) Division	Division	Unallocated

Revenues:
Company restaurant sales, net of discounts	$3,743,775	$2,361,677	$557,892	$279,671	$544,535	$-
Franchise royalties and fees	241,935	219,949	21,986	-	-	-
Franchise advertising fund contributions	18,829	18,829	-	-	-	-
Total Revenues	4,004,539	2,600,455	579,878	279,671	544,535	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,362,198	902,041	141,817	103,437	214,903	-
Labor	1,643,059	1,098,905	129,547	252,564	162,043	-
Rent	561,121	357,700	23,507	159,318	20,596	-
Other restaurant operating expenses	1,019,769	549,051	168,055	177,186	125,477	-
Total restaurant operating expenses	4,586,147	2,907,697	462,926	692,505	523,019	-
Depreciation and amortization	453,774	135,708	28,044	69,662	55,351	165,009	(b)
Franchise advertising fund expenses	18,829	18,829	-	-	-	-
Preopening expenses	10,986	10,986	-	-	-	-
General and administrative expenses	4,960,639	-	-	-	-	4,960,639	(a)
Total Costs and Expenses	10,030,375	3,073,220	490,970	762,167	578,370	5,125,648
(Loss) Income from Operations	(6,025,836)	(472,765)	88,908	(482,496)	(33,835)	(5,125,648)

Other Income:
Other income	226,309	-	-	-	-	226,309	(c)
Interest expense, net	(36,770)	-	-	-	-	(36,770)
Gain on debt extinguishment	875,974	-	-	-	-	875,974
Change in fair value of accrued compensation	127,500	-	-	-	-	127,500
Total Other Income, Net	1,193,013	-	-	-	-	1,193,013

Loss Before Income Tax	(4,832,823)	(472,765)	88,908	(482,496)	(33,835)	(3,932,635)
Income tax provision	(1,062)	-	-	-	-	(1,062)
Net (Loss) Income	$(4,833,885)	$(472,765)	$88,908	$(482,496)	$(33,835)	$(3,933,697)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $1,826,218, professional fees of $1,577,237, and consulting fees of $1,082,549.

(b)	This includes amortization of intangible assets. See Note 7.

(c)	Included in other income is the revitalization fund grant of approximately $240,000 that was granted to one of our company owned location.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2022	2021
Cash	$13,465,538	$15,766,703
Working Capital Surplus	$11,930,729	$15,041,334
Convertible notes payable, including related parties and Former Parent, net	$132,458	$182,458
Other notes payable, including related parties	$965,344	$1,170,079

Availability of Additional Funds

Although we have a working capital surplus of $11,930,729, we presently have an accumulated deficit of $75,052,859, as of June 30, 2022, and we utilized $1,905,110 of cash in operating activities during the six months ended June 30, 2022. We believe that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

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

Sources and Uses of Cash for the Six Months Ended June 30, 2022 and June 30, 2021

For the six months ended June 30, 2022 and 2021, we used cash of $1,905,110 and $3,700,395, respectively, in operations. Our cash used for the six months ended June 30, 2022 was primarily attributable to our net loss of $3,660,223, adjusted for net non-cash income in the aggregate amount of $1,149,565, partially offset by $605,548 of net cash provided by changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the six months ended June 30, 2021 was primarily attributable to our net loss of $4,833,885, adjusted for net non-cash items in the aggregate amount of $1,233,548 and $100,058 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2022, cash used in investing activities was $282,599, of which $282,999 was used to purchase property and equipment, partially offset by $400 of collections in loans receivable. During the six months ended June 30, 2021, net cash used in investing activities was $3,412,847, of which $98,257 was used to purchase property, $500,000 used in connection with acquisition of SuperFit foods a healthy meal prep Company, $2,815,390 used in connection with acquisition of Pokemoto, partially offset by $800 of loan collections from a former franchisee.

Net cash used by financing activities for the six months ended June 30, 2022 was $113,456, consisting of $63,456 of repayments of various other notes payable and the repayment of $50,000 on a convertible note. Net cash used by financing activities for the six months ended June 30, 2021 was $7,888,931 of which $9,181,350 was contributed by proceeds from a private placement offering , net of offering costs, $790,000 and proceeds from the exercising of the pre-funded warrants of $28,652, partially offset by repayments of various other notes payable of $1,221,071, which consisted mainly of SBA loans that was acquired through the Pokemoto acquisition and $100,000 cash paid to a former investor in connection with the cancellation of their shares.

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

The other intangible assets estimated original useful lives are as follows:

Franchisee agreements	13 years
Franchise license	10 years
Trademark – Muscle Maker, SuperFit, and Pokemoto	3 – 5 years
Domain name, Customer list and Proprietary recipes	3 – 7 years
Non-compete agreement	2 – 3 years

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

Restaurant Sales

Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $2,750,734 and $5,444,926 during the three and six months ended June 30, 2022, respectively, and $2,564,864 and $3,743,775 during the three and six months ended June 30, 2021, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $121,001 and $229,422 during the three and six months ended June 30, 2022, respectively, and $104,430 and $185,899 during the three and six months ended June 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $15,315 and $64,206 during the three and six month ended June 30, 2022, respectively, and $12,352 and $22,138 during the three and six month ended June 30, 2021, respectively which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $26,164 and $76,993 during the three and six months ended June 30, 2022, respectively, and $18,468 and $33,898 during the three and six months ended June 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under selling, general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $16,170 and $34,295 during the three and six months ended June 30, 2022, respectively, and $4,742 and $18,829 during the three and six months ended June 30, 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three and six months ended June 30, 2022 and 2021, respectively, the Company did not record any gift card breakage.

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

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2022.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the legal proceedings that have become a reportable event or which have had developments during the six months ended June 30, 2022.

On April 24, 2022, the Company and a convertible note holder entered into an agreement in which the Company will repay a total of $110,000 in connection with the default judgement issued on June 22, 2018, by the Iowa District Court for Polk County #CVCV056029, filed against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035.The Company agreed to pay $40,000 on or before May 1, 2020 and to make seven installment payments of $10,000 per month starting on or before June 1, 2022. As of June 30, 2022, the Company has accrued for the liability in convertible notes payable in the amount of $50,000 which is included in accounts payable and accrued expenses.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas in El Paso County #2019DCV0824. The contractor is claiming a breach of contract and is seeking approximately $32,809 in damages for services claimed to be rendered by the contractor. As of June 30, 2022, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of June 30, 2022, the Company has accrued for the liability in accounts payable and accrued expenses.

MMI or its subsidiaries failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. As of the second quarter June 30, 2020, all past due tax on sales from 2017 and 2018 has been paid in full. The Company had accrued a sales tax liability for approximately $56,184 and $125,550 as of June 30, 2022, and December 31, 2021, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner. The Company has completed all the payment plans with the various state or local entities for these past owed amounts.

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

On June 8, 2022, the Company authorized the issuance of 5,000 shares of common stock to a contractor for work done at a Company owned location

On June 30, 2022, the Company recognized 30,910 shares of common stock for book purpose to reconcile the shares outstanding to the transfer agent report.

On July 14, 2022, the Company authorized the issuance of an aggregate of 72,091 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2022.

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

* Filed herewith.

+ Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2022	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer
(Principal Financial and Accounting Officer)

