Form 10-Q
period 2022-09-30
Muscle Maker, Inc.
filed 2022-11-10
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 10, 2022, was 28,849,127.

MUSCLE MAKER, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

Assets
Current Assets:
Cash	$11,673,247	$15,766,703
Accounts receivable, net of allowance for doubtful accounts of $10,317 and $23,693 as of September 30, 2022 and December 31, 2021, respectively	287,547	155,167
Inventory	336,761	258,785
Current portion of loans receivable, net of allowance of $0 and $71,184 at September 30, 2022 and December 31, 2021, respectively	-	-
Prepaid expenses and other current assets	457,587	1,789,328
Total Current Assets	12,755,142	17,969,983
Right to use assets	2,417,026	-
Property and equipment, net	2,111,149	2,280,267
Goodwill	2,626,399	2,626,399
Intangible assets, net	5,318,278	6,387,464
Security deposits and other assets	155,548	167,770
Total Assets	$25,383,542	$29,431,883

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,301,068	$2,208,523
Convertible note payable to Former Parent	82,458	82,458
Convertible note payable	20,000	100,000
Other notes payable	137,633	165,052
Operating lease liability, current	548,851	-
Deferred revenue, current	91,894	49,728
Deferred rent, current	-	36,800
Other current liabilities	182,127	286,088
Total Current Liabilities	2,364,031	2,928,649
Other notes payable, non-current	794,659	1,005,027
Operating lease liability, non-current	2,022,823	-
Deferred revenue, non-current	1,268,607	1,013,645
Deferred rent, non-current	-	91,295
Total Liabilities	6,450,120	5,038,616

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,773,335 and 26,110,268 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,877	2,611
Additional paid-in capital	95,880,958	95,760,493
Accumulated deficit	(76,950,413)	(71,369,837)
Total Stockholders’ Equity	18,933,422	24,393,267
Total Liabilities and Stockholders’ Equity	25,383,542	$29,431,883

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Company restaurant sales, net of discounts	$2,630,254	$2,976,256	$8,075,180	$6,720,030
Franchise royalties and fees	170,008	324,753	540,629	629,642
Franchise advertising fund contributions	23,297	670	57,592	19,500
Total Revenues	2,823,559	3,301,679	8,673,401	7,369,172

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	921,891	1,117,181	3,065,244	2,542,333
Labor	968,283	1,212,011	2,944,392	2,855,070
Rent	257,095	343,637	924,310	904,759
Other restaurant operating expenses	563,278	717,613	1,900,826	1,737,128
Total restaurant operating expenses	2,710,547	3,390,442	8,834,772	8,039,290
Depreciation and amortization	524,667	384,673	1,490,050	838,447
Franchise advertising fund expenses	23,297	670	57,592	19,500
Preopening expenses	116,729	11,393	116,729	22,379
Post-closing expenses	158,783	-	158,783	-
Selling, general and administrative expenses	1,251,246	1,133,978	3,702,579	6,094,869
Total Costs and Expenses	4,785,269	4,921,156	14,360,505	15,014,485
Loss from Operations	(1,961,710)	(1,619,477)	(5,687,104)	(7,645,313)

Other Income (Expenses) :
Other income (expense)	55,283	1,006,152	21,394	1,232,461
Interest expense, net	11,309	(16,859)	(17,128)	(53,629)
Change in fair value of accrued compensation	-	-	-	127,500
Gain on debt extinguishment	-	200,000	141,279	1,075,974
Total Other Income (Expenses), Net	66,592	1,189,293	145,545	2,382,306

Loss Before Income Tax	(1,895,118)	(430,184)	(5,541,559)	(5,263,007)
Income tax provision	(2,436)	(2,446)	(16,218)	(3,508)
Net Loss	$(1,897,554)	$(432,630)	$(5,557,777)	$(5,266,515)

Net Loss Per Share:
Basic and Diluted	(0.07)	(0.02)	(0.20)	(0.35)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	28,762,761	17,704,445	28,412,655	14,991,168

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	26,110,268	$2,611	$95,760,493	$(71,369,837)	$24,393,267
Cumulative effect of change in accounting principal	-	-	-	(15,010)	(15,010)
Cashless exercise of pre-funded warrants	2,409,604	241	(241)		-
Common stock issued as compensation to board of directors	93,534	9	56,975		56,984
Common stock issued as compensation for services	30,000	3	15,599		15,602
Net loss	-	-	-	(1,886,079)	(1,886,079)

Balance - March 31, 2022	28,643,406	$2,864	$95,832,826	$(73,270,926)	$22,564,764
Cumulative effect of change in accounting principal	-	-	-	(7,789)	(7,789)
Common stock issued as compensation for employment	20,000	2	10,798	-	10,800
Common stock issued as compensation for services	5,000	4	1,946	-	1,950
Stock based compensation - options	-	-	3,750	-	3,750
Reconciliation for shares outstanding per transfer agent	30,910	-	-	-	-
Net loss	-	-	-	(1,774,144)	(1,774,144)

Balance - June 30, 2022	28,699,316	$2,870	$95,849,320	$(75,052,859)	$20,799,331
Common stock issued as compensation to board of directors	74,019	7	28,488	-	28,495
Stock based compensation - options	-	-	3,150	-	3,150
Net loss	-	-	-	(1,897,554)	(1,897,554)

Balance - September 30, 2022	28,773,335	2,877	95,880,958	(76,950,413)	18,933,422

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	11,725,764	$1,172	$68,987,663	$(63,193,707)	$5,795,128
Issuance of restricted stock	1,200	-	-	-	-
Common stock issued in connection of the acquisition of SuperFit Foods on March 25, 2021	268,240	27	624,973	-	625,000
Restricted common stock issued as compensation to executives and employees	221,783	22	636,495	-	636,517
Common stock issued as compensation to board of directors	28,837	3	57,199	-	57,202
Common stock issued as compensation for services	300,000	30	676,670	-	676,700
Amortization of restricted common stock	-	-	426	-	426
Net loss	-	-	-	(3,711,684)	(3,711,684)

Balance - March 31, 2021	12,545,824	$1,254	$70,983,426	$(66,905,391)	$4,079,289
Common stock, pre-funded warrants and warrants issued in private placement on April 7, 2021, net of fees $790,000	1,250,000	125	9,181,224	-	9,181,349
Common stock issued as part of the acquisition of Pokemoto on May 14, 2021	880,282	88	1,249,912	-	1,250,000
Exercise of pre-funding warrants	2,865,227	287	28,365	-	28,652
Cancellation of share per agreement with shareholder	(11,879)	(1)	(99,999)	-	(100,000)
Common stock issued as compensation for services	160,000	16	229,185	-	229,201
Net loss	-	-	-	(1,122,201)	(1,122,201)

Balance - June 30, 2021	17,689,454	$1,769	$81,572,113	$(68,027,592)	$13,546,290
Common stock issued as compensation to board of directors	20,829	2	29,159	-	29,161
Common stock issued to investor	15,000	2	20,999	-	21,001
Common stock issued as compensation for services	1,100		1,540	-	1,540
Net loss	-	-	-	(432,630)	(432,630)

Balance - September 30, 2021	17,726,383	$1,773	$81,623,811	$(68,460,222)	$13,165,362

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(5,557,777)	$(5,266,515)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,490,050	838,447
Stock-based compensation	120,731	1,779,248
Gain on extinguishments of debt	(141,279)	(1,075,974)
Loss on disposal of assets	206,190	37,027
Loss on change in fair value of accrued compensation	-	(127,500)
Bad debt expense	(60,638)	18,676
Changes in operating assets and liabilities:
Accounts receivable, net	(142,926)	(169,300)
Inventory	(77,976)	(45,020)
Prepaid expenses and other current assets	1,331,741	(1,084,132)
Security deposits and other assets	12,222	(6,000)
Accounts payable and accrued expenses	(790,786)	380,215
Deferred rent	(128,095)	(13,156)
Operating right of use asset and lease liability, net	131,849	-
Deferred revenue	297,128	(240,345)
Other current liabilities	(103,961)	33,233
Total Adjustments	2,144,250	325,419
Net Cash Used in Operating Activities	(3,413,527)	(4,941,096)

Cash Flows from Investing Activities
Purchases of property and equipment	(574,605)	(183,861)
Cash paid in connection with the acquisition of SuperFit Foods	-	(500,000)
Cash paid in connection with the acquisition of Pokemoto	-	(2,815,390)
Collections from loans receivable	71,184	800
Net Cash Used in Investing Activities	(503,421)	(3,498,451)

Cash Flows from Financing Activities
Proceeds from Private Placement offering, net of offering cost	-	9,181,349
Proceeds from PPP loan	-	28,652
Cash paid in connection with the cancellation of shares	-	(100,000)
Repayments of convertible note	(80,000)	-
Repayments of other notes payables	(96,508)	(1,249,541)
Net Cash (Used in) Provided by Financing Activities	(176,508)	7,860,460

Net Decrease in Cash	(4,093,456)	(579,087)
Cash - Beginning of Period	15,766,703	4,195,932
Cash - End of Period	$11,673,247	$3,616,845

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$84,927	$66,179

Supplemental Disclosures of non-cash investing and financing activities:
Cashless exercise of pre-funded warrants	$241	$-

See Notes to the Unaudited Condensed Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. MMI was a wholly owned subsidiary of Muscle Maker, Inc (“MMI-Cal”), a California corporation incorporated on December 8, 2014, but the two merged on November 13, 2019, with MMI as the surviving entity. MMI wholly owns Muscle Maker Development, LLC (“MMD”), Muscle Maker Corp, LLC (“MMC”) and Muscle Maker USA, Inc (“Muscle USA”). MMD was formed on July 18, 2017, in the State of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees. MMC was formed on July 18, 2017, in the State of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle USA was formed on March 14, 2019, in the State of Texas for the purpose of opening additional new corporate stores. Muscle Maker Development International. LLC, a directly wholly owned subsidiary, which was formed in Nevada on November 13, 2020, to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.

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

On March 25, 2021, MMI acquired the assets of SuperFit Foods, a subscription based fresh-prepared meal prep business located in Jacksonville, Florida. With this acquisition, we are also the owner of the trade name SuperFit Foods that we use in connection with the operations of SuperFit Foods. SuperFit Foods is differentiated from other meal prep services by allowing customers in the Jacksonville Florida market to order online via the Company’s website or mobile app and pick up their fully prepared meals from 34 Company-owned coolers located in gyms and wellness centers.

On May 14, 2021, MMI acquired PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”), a healthier modern culinary twist on the traditional Hawaiian poke classic. Pokemoto had, at acquisition, fourteen locations in four states – Connecticut, Rhode Island, Massachusetts, and Georgia and offers up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere. The colorful dishes and modern chic dining rooms provide an uplifting dining experience for guests of all ages. Customers can dine in-store or order online via third party delivery apps for contactless delivery. Pokemoto Orange Park FL LLC and Pokemoto Kansas LLC (included in “Pokemoto”) were formed in 2022 for the purposes of developing new corporate Pokemoto stores.

MMI and its subsidiaries are hereinafter referred to as the “Company”.

As of September 30, 2022, MMI consisted of four operating segments:

●	Muscle Maker Grill Restaurant Division
●	Pokemoto Hawaiian Poke Restaurant Division
●	Non-Traditional (Hybrid) Division
●	SuperFit Foods Meal Prep Division

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS, continued

Non-Traditional (Hybrid) Division is a combination of the aforementioned brands and provides its own unique experience for the consumer. Non-Traditional (Hybrid) locations are designed for unique locations such as universities, military bases and ghost kitchens.

The Company operates under the name Muscle Maker Grill, Pokemoto and SuperFit Foods and is a franchisor and owner operator of Muscle Maker Grill and Pokemoto restaurants. As of September 30, 2022, the Company’s restaurant system included 21 open Company-owned restaurants, including the SuperFit Foods kitchen, and 22 open franchise restaurants.

Liquidity

Our primary source of liquidity is cash on hand. As of September 30, 2022, the Company had a cash balance, a working capital surplus and an accumulated deficit of $11,673,247, $10,391,111, and $76,950,413, respectively. During the three and nine months ended September 30, 2022, the Company incurred a pre-tax net loss of $1,895,118 and $5,541,559, respectively, and net cash used in operations of $3,413,527 and $4,941,096 for the nine months ended September 30, 2022, and 2021, respectively. The Company believes that its existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2022, and for the three and nine months ended September 30, 2022, and 2021. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021. The balance sheet as of December 31, 2021, has been derived from the Company’s audited financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022, or December 31, 2021.

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

As of September 30, 2022, and December 31, 2021, the Company deemed the conversion feature in its convertible notes are not required to be bifurcated and recorded as a derivative liability.

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

Restaurant Sales

Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $2,630,254 and $8,075,180 during the three and nine months ended September 30, 2022, respectively, and $2,976,256 and $6,720,030 during the three and nine months ended September 30, 2021, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $129,010 and $358,432 during the three and nine months ended September 30, 2022, respectively, and $132,176 and $318,074 during the three and nine months ended September 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $18,666 and $82,872 during the three and nine month ended September 30, 2022, respectively, and $234,670 and $256,808 during the three and nine month ended September 30, 2021, respectively which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES, continued

Franchise Royalties and Fees, continued

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $22,332 and $99,325 during the three and nine months ended September 30, 2022, respectively, and $(42,092) and $54,761 during the three and nine months ended September 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under selling, general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $23,297 and $57,592 during the three and nine months ended September 30, 2022, respectively, and $670 and $19,500 during the three and nine months ended September 30, 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2022, and 2021, respectively, the Company did not record any gift card breakage.

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements. Deferred revenue is recognized in income over the life of the franchise agreements and vendor rebates are recognized in income as performance obligations are satisfied.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $56,043 and $16,935 during the three and nine months ended September 30, 2022, respectively, and $4,771 and $29,529 during the three and nine months ended September 30, 2021, respectively, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following securities are excluded from the calculation of weighted average diluted common shares at September 30, 2022, and 2021, respectively, because their inclusion would have been anti-dilutive:

	September 30,
	2022	2021
Warrants	17,873,906	6,615,302
Options	387,500	100,000
Convertible debt	25,318	32,350
Total potentially dilutive shares	18,286,724	6,747,652

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 39% and 33% of the Company’s purchases for the three and nine months ended September 30, 2022, respectively. Purchases from the Company’s largest supplier totaled 54% and 62% of the Company’s purchases for the three and nine months ended September 30, 2021, respectively.

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

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$2,823,559	$3,301,679	$8,673,401	$7,876,672
Restaurant operating expenses	2,710,547	3,390,442	8,834,772	8,508,874
Total cost and expenses	4,785,269	4,921,156	14,360,505	15,487,578
Loss from Operations	(1,961,710)	(1,619,477)	(5,687,104)	(7,610,906)

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

In a related transaction, on May 14, 2021, the Company and the Poke Sellers entered into a Membership Interest Exchange Agreement pursuant to which the Company acquired Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company in exchange for shares of common stock of the Company valued at $1,250,000. The Company issued 880,282 shares of common stock of the Company on May 14, 2021. The price per share was determined by using the 10-day trading average preceding the date of closing. The closing occurred on May 14, 2021.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – ACQUISITIONS, continued

Pokemoto Acquisition, continued

The Company acquired the following assets as part of the purchase agreement, adjusted for purchase accounting adjustments to reflect our estimate of the fair value of the net assets acquired during 2022:

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Pokemoto Acquisition, continued

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

	Pro Forma		Pro Forma
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$2,823,559	$3,301,679	$8,673,401	$8,666,004
Restaurant operating expenses	2,710,547	3,390,442	8,834,772	8,919,110
Total cost and expenses	4,785,269	4,921,156	14,360,505	16,170,438
Loss from Operations	(1,961,710)	(1,619,477)	(5,687,104)	(7,504,434)

NOTE 4 - LOANS RECEIVABLE

At September 30, 2022, and December 31, 2021, the Company’s loans receivable balance was $0.

Loans receivable includes loans to franchisees and a former franchisee totaling, in the aggregate, $0, net of reserves for uncollectible loans of $71,184 at December 31, 2021. Loans receivable was paid in full during September 2022 and the corresponding reserve for loan loss was reversed.

NOTE 5 –PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2022, and December 31, 2021, the Company’s prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Prepaid expenses	$220,782	$83,975
Preopening expenses	-	602
Other receivables	236,805	1,704,751
Prepaid and Other Current Assets	$457,587	$1,789,328

Prepaid and other current assets, at September 30, 2022, and December 31, 2021, included a receivable of $236,805 and $1,704,751, respectively, related to the employee retention tax credits receivable from the Internal Revenue Services (“IRS”) that was made available to companies effected by Covid-19.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2022, and December 31, 2021, property and equipment consist of the following:

	September 30,	December 31,
	2022	2021

Furniture and equipment	$1,326,161	$1,397,098
Vehicles	55,000	55,000
Leasehold improvements	2,108,392	1,981,019
Property and equipment, gross	3,489,553	3,433,117
Less: accumulated depreciation and amortization	(1,378,404)	(1,152,850)
Property and equipment, net	$2,111,149	$2,280,267

Depreciation expense amounted to $164,355 and $420,864 for the three and nine months ended September 30, 2022, respectively. Depreciation expense amounted to $146,656 and $435,421 for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, the Company wrote off property and equipment with an original cost value of $96,762 and $518,169, respectively, related to closed locations and future locations that were terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $37,593 and $206,190, respectively, after accumulated depreciation of $56,954 and $194,645, respectively, in the condensed consolidated statement of operations.

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible Assets

A summary of the intangible assets is presented below:

Intangible Assets	Intangible assets, net at December 31, 2021	Acquisitions	Impairment of intangible assets	Amortization expense	Intangible assets, net at September 30, 2022
Trademark Muscle Maker Grill	$1,525,653	$-	$-	$(380,368)	$1,145,285
Franchise Agreements	162,439	-	-	(20,030)	142,409
Trademark SuperFit	38,075	-	-	(6,728)	31,347
Domain Name SuperFit	105,764	-	-	(18,688)	87,076
Customer List SuperFit	118,455	-	-	(20,931)	97,524
Proprietary Recipes SuperFit	135,378	-	-	(23,921)	111,457
Non-Compete Agreement SuperFit	193,339	-	-	(64,763)	128,576
Trademark Pokemoto	152,862	-	-	(26,164)	126,698
Franchisee License Pokemoto	2,599,473	-	-	(207,441)	2,392,032
Proprietary Recipes Pokemoto	1,027,916	-	-	(120,645)	907,271
Non-Compete Agreement Pokemoto	328,110	-	-	(179,507)	148,603

	$6,387,464	$-	$-	$(1,069,186)	$5,318,278

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible Assets, continued

Amortization expense related to intangible assets was $360,312 and $1,069,186 for the three and nine months ended September 30, 2022, respectively. Amortization expense related to intangible assets was $238,017 and $403,026 for the three and nine months ended September 30, 2021, respectively.

The estimated future amortization expense is as follows:

For the nine months ended September 30,	2023	2024	2025	2026	2027	Thereafter	Total
Trademark Muscle Maker Grill	$508,551	$509,944	$126,790	$-	$-	$-	$1,145,285
Franchise Agreements	26,780	26,853	26,780	26,780	26,780	8,436	142,409
Trademark SuperFit	8,995	9,020	8,995	4,337	-	-	31,347
Domain Name SuperFit	24,986	25,055	24,986	12,049	-	-	87,076
Customer List SuperFit	27,985	28,061	27,985	13,493	-	-	97,524
Proprietary Recipes SuperFit	31,983	32,070	31,983	15,421	-	-	111,457
Non-Compete Agreement SuperFit	86,588	41,988	-	-	-	-	128,576
Trademark Pokemoto	34,981	35,077	34,981	21,659	-	-	126,698
Franchisee License Pokemoto	277,348	278,108	277,348	277,348	277,348	1,004,532	2,392,032
Proprietary Recipes Pokemoto	161,303	161,743	161,303	161,303	161,303	100,316	907,271
Non-Compete Agreement Pokemoto	148,603	-	-	-	-	-	148,603

Total	$1,338,103	$1,147,919	$721,151	$532,390	$465,431	$1,113,284	5,318,278

The Company determined that impairment testing of the Company’s intangible assets was not deemed necessary as of September 30, 2022. Therefore, no impairment charge is required.

Goodwill

A summary of the goodwill assets is presented below:

Goodwill	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
Goodwill, net at December 31, 2021	$570,000	$1,798,399	$258,000	$2,626,399
Impairment of goodwill	-	-	-	-
Goodwill, net at September 30, 2022	$570,000	$1,798,399	$258,000	$2,626,399

The Company determined that impairment testing of the Company’s goodwill was not deemed necessary as of September 30, 2022. Therefore, no impairment charge is required.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$1,032,457	$734,688
Accrued payroll	106,665	758,732
Accrued professional fees	-	185,872
Accrued board members fees	28,498	57,573
Accrued rent expense	-	176,727
Accrued compensation expense	-	36,600
Sales taxes payable (1)	55,737	125,550
Accrued interest	-	28,426
Other accrued expenses	77,711	104,355
	$1,301,068	$2,208,523

(1)	See Note 14 – Commitments and Contingencies –Taxes for detailed related to delinquent sales taxes.

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

The Company had an aggregate gross amount of $82,458, as of September 30, 2022, and December 31, 2021, respectively, in convertible notes payable to Former Parent outstanding.

NOTE 10 –NOTES PAYABLE

Convertible Notes

As of September 30, 2022, and December 31, 2021, the Company has convertible note payable in the amount of $20,000 and $100,000 which is included within convertible notes payable. See Note 14 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the convertible note payable.

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

During the year ended December 31, 2021, as part of the Pokemoto acquisition the Company acquired $291,053 in paycheck protection loans second draw (the “PPP 2 Loan”). The SBA forgave $0 and $139,877 in principal and $0 and $1,402 in interest expense during the three and nine months ended September 30, 2022, respectively.

During the nine months ended September 30, 2022, and 2021, the Company repaid a total amount of $97,501 and $1,249,541 respectively, of the other notes payable.

As of September 30, 2022, the Company had an aggregate amount of $932,292 in other notes payable. The notes had interest rates ranging between 3.75% - 8% per annum, due on various dates through May 2026.

The maturities of notes payable as of September 30, 2022, are as follows:

Principal
Repayments due as of	Amount
09/30/2023	$240,091
09/30/2024	146,936
09/30/2025	87,730
09/30/2026	559,993
09/30/2027	-
$1,034,750

NOTE 11 –LEASES

The Company adopted Topic 842 as of January 1, 2022. The Company’s leases consist of restaurant locations. We determine if a contract contains a lease at inception. The lease generally has remaining terms of 1-10 years and most lease included the option to extend the lease for an additional 5-year period.

The total lease cost associated with right of use assets and operating lease liabilities for the three and nine months ended September 30, 2022, was $239,277 and $723,127 and has been recorded in the condensed consolidated statement of operations as rent expense within restaurant operating expenses.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 –LEASES, continued

As of September 30, 2022, assets and liabilities related to the Company’s leases were as follows:

September 30,
2022
Assets
Right to use asset	$2,417,026
Total lease assets	$2,417,026

Liabilities
Current:
Operating leases	$548,851
Noncurrent:
Operating leases	2,022,823
Total lease liabilities	$2,571,674

As of September 30, 2022, the Company’s lease liabilities mature as follows:

Operating Leases
Fiscal Year:
Remainder of 2022	$223,406
2023	792,481
2024	728,583
2025	579,602
2026	368,586
Thereafter	778,328
Total lease payments	$3,470,986
Less imputed interest	(899,312)
Present value of lease liabilities	$2,571,674

The Company’s lease term and discount rates were as follows:

September 30,
2022
Weighted-average remaining lease term (in year)
Operating leases	5.05
Weighted-average discount rate
Operating leases	12%

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – DEFERRED REVENUE

At September 30, 2022, and December 31, 2021, deferred revenue consists of the following:

	September 30,	December 31,
	2022	2021
Deferred revenues, net	$1,360,501	$1,063,373
Less: Deferred revenues, current	(91,894)	(49,728)
Deferred revenues, non-current	$1,268,607	$1,013,645

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Gift card liability	$28,078	$27,633
Co-op advertising fund liability	70,254	126,564
Advertising fund liability	52,885	117,561
Marketing development brand fund liability	30,910	14,330
	$182,127	$286,088

See Note 2 – Significant Accounting Policies – Revenue Recognition for details related to the gift card liability and advertising fund liability.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Franchising

During the three and nine months ended September 30, 2022, the Company entered into various franchise agreements for a total of 6 and 25 potentially new Pokemoto locations with various franchisees. The franchisees paid the Company an aggregate of $87,500 and $380,000 for the three and nine months ended September 30, 2022, respectively, and this has been recorded in deferred revenue as of September 30, 2022.

Litigations, Claims and Assessments

On April 24, 2022, the Company and a convertible note holder entered into an agreement in which the Company will repay a total of $110,000 in connection with the default judgement issued on June 22, 2018, by the Iowa District Court for Polk County #CVCV056029, filed against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035.The Company agreed to pay $40,000 on or before May 1, 2020 and to make seven installment payments of $10,000 per month starting on or before June 1, 2022. As of September 30, 2022, the Company has accrued for the liability in convertible notes payable in the amount of $20,000.

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

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES, continued

Litigations, Claims and Assessments, continued

On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of September 30, 2022, the Company has accrued for the liability in accounts payable and accrued expenses.

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

Employment Agreements

On January 2, 2022, the Company appointed Jennifer Black as Chief Financial Officer of the Company and entered into an Offer Letter with Ms. Black. Pursuant to the Offer Letter, Ms. Black will be employed as Chief Financial Officer of the Company on an at-will basis. Ms. Black is entitled to a base salary at the annualized rate of $190,000. The Company’s previous CFO, Ferdinand Groenewald, was appointed as the Chief Accounting Officer of the Company and subsequently the position of Chief Accounting Officer was eliminated. The Company issued Ms. Black 20,000 shares of common stock upon completion of 90 days of employment. Ms. Black is entitled to receive stock options to acquire 20,000 shares of common stock subject to the approval of the Board of Directors and Compensation Committee and the terms and conditions will be subject to entering into a stock option agreement. See Note 16 – Equity – Common Stock and Options for details related to the issuance of the shares of common stock and stock options.

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

On February 9, 2022, the Company and Ferdinand Groenewald, the former Chief Accounting Officer, entered a letter agreement providing that Mr. Groenewald will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Mr. Groenewald was entitled to a discretionary performance bonus to be paid in cash or equity of up to 25% of his salary. Within 90 days of the effective date, the Company issued Mr. Groenewald stock options to receive 25,000 shares of common stock which will over a term of five years. If Mr. Groenewald is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he was entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 16 – Equity – Options for details related to the issuance of the stock options.

Departure of Officer

On June 21, 2022, the Company advised Ferdinand Groenewald that the position of Chief Accounting Officer has been eliminated. Mr. Groenewald continued his employment with the Company through July 29, 2022, at which time he became entitled to the severance for termination without cause as outlined in the letter agreement between the Company and Mr. Groenewald dated February 9, 2022.

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

Taxes

The Company failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. As of the second quarter June 30, 2020, all past due tax on sales from 2017 and 2018 has been paid in full. The Company had accrued a sales tax liability for approximately $55,736 and $125,550 as of September 30, 2022, and December 31, 2021, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner. The Company has completed all the payment plans with the various state or local entities for these past owed amounts.

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 – REPORTABLE OPERATING SEGMENTS

See Note 1 – Business Organization and Nature of Operations for descriptions of our operating segments.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Muscle Maker Grill Division	$1,128,533	$1,529,837	$3,541,189	$4,193,246
Pokemoto Division	1,285,735	1,054,311	3,758,407	1,558,603
Non-traditional (Hybrid) Division	68,266	159,074	297,010	514,331
SuperFit Foods Division	341,025	558,457	1,076,795	1,102,992
	$2,823,559	$3,301,679	$8,673,401	$7,369,172

Operating Income (Loss)
Muscle Maker Grill Division	$(94,627)	$(53,776)	$(519,786)	$(571,013)
Pokemoto Division	(112,657)	17,506	(54,538)	194,157
Non-Traditional (Hybrid) Division	(132,404)	(329,323)	(401,843)	(899,561)
SuperFit Division	1,755	72,812	86,255	38,976
Corporate and unallocated G&A expenses (a)	(1,251,246)	(1,133,978)	(3,702,579)	(6,094,869)
Unallocated operating other income (expense) (b)	(372,531)	(192,718)	(1,094,613)	(313,003)
Operating Loss	$(1,961,710)	$(1,619,477)	$(5,687,104)	$(7,645,313)
Gain in debt extinguishment	-	200,000	141,279	1,075,974
Interest expense, net	11,309	(16,859)	(17,128)	(53,629)
Other non-operating income (expense)	55,283	1,006,152	21,394	1,232,461
Change in fair value of accrued compensation	-	-	-	127,500
Loss before income taxes	$(1,895,118)	$(430,184)	$(5,541,559)	$(5,263,007)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. For the nine months ended September 30, 2022, and 2021, largest portion of this expense relates to corporate payroll, benefits and other compensation expense of $2,383,801 $2,425,184, respectively, professional fees of $382,866 and $1,872,836, respectively and consulting fees of $73,665 and $1,105,827, respectively. For the three months ended September 30, 2022, and 2021, largest portion of this expense relates to payroll, benefits and other compensation expense of $807,283 and $598,966, respectively, professional fees of $134,886 and $295,599, respectively and consulting fees of $10,015 and $23,278, respectively.

(b)	This includes amortization of intangible assets and corporate depreciation of fixed assets. See Note 7.

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

NOTE 16 – EQUITY, continued

Common Stock, continued

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

On July 14, 2022, the Company authorized the issuance of an aggregate of 74,019 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2022.

Options

On May 2, 2022, the Company, pursuant to the employment agreements, issued options to purchase an aggregate of 312,500 shares of the Company’s common stock. The options had an exercise price of $0.41 per share and vest over ratably twenty quarters with the first vesting occurring on June 30, 2022. There were 25,000 shares forfeited upon the departure of an officer.

A summary of options activity during the nine months ended September 30, 2022, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Options	Price	In Years
Outstanding, December 31, 2021	100,000	$5.00	1.92
Issued	312,500	0.41	4.62
Exercised	-	-
Forfeited	(25,000)	0.41	4.62
Outstanding, September 30, 2022	387,500	$1.59	3.73

Exercisable, September 30, 2022	114,375	$4.42	1.60

MUSCLE MAKER, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 – EQUITY, continued

Warrants

A summary of warrants activity during the nine months ended September 30, 2022, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding, December 31, 2021	20,284,016	$1.66	3.99
Issued	-	-	-
Exercised	(2,410,110)	0.01
Forfeited	-	-
Outstanding, September 30, 2022	17,873,906	$1.89	3.77

Exercisable, September 30, 2022	17,873,906	$1.89	3.77

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $31,648 and $82,186 for the three and nine months ended September 30, 2022, respectively, of which all was recorded in selling, general and administrative. Stock-based compensation related to restricted stock issued to employees, directors and consultants and warrants issued to consultants amounted to $51,702 and $17,779,248 for the three and nine months ended September 30, 2021, respectively, of which $50,488 and $1,774,876, respectively, was recorded in general and administrative expenses and $1,215 and $4,372, respectively, was recorded in labor expense within restaurant operating expenses.

NOTE 17 – SUBSEQUENT EVENTS

Common Stock

On October 12, 2022, the Company authorized the issuance of an aggregate of 75,792 shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2022.

Stock Options

On October 10, 2022, the Company issued options to purchase 25,000 shares of the Company’s common stock. The options had an exercise price of $0.41 per share and vest over ratably twenty quarters with the first vesting occurring on December 31, 2022.

Operating Lease

On October 4, 2022, the Company renewed a lease agreement with Yale University for a current Company owned location. The term of the lease is from November 1, 2022, through October 31, 2027, with monthly rent payments of $3,423 plus all other property expenses. In addition, the Company agreed to pay a security deposit of $3,424.

New Subsidiary

On October 9, 2022, the Company formed Sadot LLC, a Delaware limited liability company, in consideration of pursuing a new business line. As of the date hereof, the Company has not taken any further action with respect to this entity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of September 30, 2022 and December 31, 2021 and for the nine months ended September 30, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill”, “SuperFit Foods” and “Pokemoto” refers to the names under which our corporate and franchised restaurants do business depending on the concept. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

OVERVIEW

The Company operates under the names Muscle Maker Grill, Pokemoto and SuperFit Foods and is a franchisor and owner operator of Muscle Maker Grill and Pokemoto restaurants. As of September 30, 2022, the Company’s restaurant system included 21 Company-owned restaurants, including the SuperFit Foods kitchen, and 22 franchise restaurants. In addition to these restaurants, the Company also operates from time to time with the following brand names under our ghost kitchen model: Meal Plan AF, Muscle Maker Burger Bar, Bowls Deep, Burger Joe’s, Wrap It Up, Salad Vibes, Mr. T’s House of Boba and Gourmet Sandwich. Our direct mail to consumer meal prep/plan program operates under the musclemakerprep.com and superfitfoods.com websites.

As of September 30, 2022, MMI consisted of four operating segments:

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

SuperFit Foods’ distribution process is different than most meal prep companies. The business operates with a centralized kitchen that prepares all meals in our fully refrigerated cooler room for distribution to consumers twice per week. While other meal plan companies ship meals directly to consumer’s homes, the SuperFit Foods model uses Company-owned coolers placed at designated pick-up locations throughout the Jacksonville, Florida market. Pick up locations are placed inside wellness centers such as gyms, yoga studios, and various lifestyle locations. SuperFit Foods delivers twice per week by independent contractors to these locations and consumers conveniently pick up their orders after their workouts or during their daily routines. This model allows us to keep food fresh and refrigerated (even in the summer months), reduces shipping costs to consumers and provides an easier distribution model for the Company. While we do offer direct shipment or drop-offs to homes, this represents a smaller percentage of overall Company revenue. As the lockdowns and restrictions from Covid are reducing, we believe our distribution model becomes even more attractive for consumers.

Pokemoto Hawaiian Poke restaurants (“Pokemoto”): Pokemoto restaurants are fast casual style restaurants that specialize in Hawaiian inspired poke bowls, wraps and salads. Poke is native Hawaiian cuisine made up of diced fresh fish served as an appetizer or main course with strong influences of Japanese and Korean cuisine. Think of it as deconstructed sushi that a consumer can customize into a bowl, salad or wrap every time. Hawaiian Poke is trending in the restaurant industry. It is a unique segment that is healthy, customizable, popular with millennials and Gen-Zs, offers unique flavor profiles and is “Instagrammable.” Many of our Pokemoto restaurants serve boba teas as a compliment to meals or as a separate dessert option.

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

Non-Traditional (Hybrid) Division is a combination of the aforementioned brands and provides its own unique experience for the consumer. Non-Traditional (Hybrid) locations are designed for unique locations such as universities, military bases and ghost kitchens.

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

●	Quality. Commitment to provide high quality, healthy-inspired food for a perceived wonderful experience for our guests.

●	Empowerment and Respect. We seek to empower our employees to take initiative and give their best while respecting themselves and others to maintain an environment for teamwork and growth.
●	Service. Provide world class service to achieve excellence each passing day.
●	Value. Our combination of high-quality, healthy-inspired food, empowerment of our employees, world class service, all delivered at an affordable price, strengthens the value proposition for our customers.

In striving for these goals, we aspire to connect with our target market and create a great brand with a strong and loyal customer base.

We are the owner of the trade name and service mark Muscle Maker Grill®, SuperFit Foods®, Pokemoto®, MMG Burger Bar®, Meal Plan AF® and other trademarks and intellectual property we use in connection with the operation of our restaurant locations. We license the right to use the Muscle Maker Grill®, Pokemoto®, and SuperFit Foods ® trademarks and intellectual property to our wholly owned subsidiaries, Muscle Maker Development, Poke Co Holdings LLC and Muscle Maker Corp., and to further sublicense them to our franchisees for use in connection with Muscle Maker Grill® and Pokemoto® restaurants.

As of September 30, 2022, the Company had a cash balance, a working capital surplus and an accumulated deficit of $11,673,247, $10,391,111, and $76,950,413, respectively. During the three and nine months ended September 30, 2022, the Company incurred a pre-tax net loss of $1,895,118 and $5,541,559, respectively and net cash used in operations of $3,413,527 and $4,941,096 for the nine months ended September 30, 2022, and 201, respectively. The Company believes that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

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

Other Restaurant Operating Expenses

Other restaurant operating expenses, consist of Company-operated restaurant-level ancillary expenses not inclusive of food and beverage, labor and rent expense. These expenses are generally marketing, advertising, merchant and bank fees, utilities, leasehold and equipment repairs, insurance and maintenance. A portion of these costs are associated with third party delivery services such as Uber Eats, Grub Hub, DoorDash and others. The fees associated with these third-party delivery services can range up to 25% of the total order being delivered. Management believes delivery is a critical component of our business model and industry trends will continue to push consumers towards delivery. We have adjusted our cost structure to reflect different pricing models, portion sizes, menu offerings, and other considerations to potentially partially offset these rising costs of delivery.

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

Consolidated Results of Operations

Three Months Ended September 30, 2022, Compared with Three Months Ended September 30, 2021

The following table represents selected items in our condensed consolidated statements of operations for the three months ended September 30, 2022, and 2021, respectively:

	For the Three Months Ended
	September 30,
	2022	2021
Revenues:
Company restaurant sales, net of discounts	$2,630,254	$2,976,256
Franchise royalties and fees	170,008	324,753
Franchise advertising fund contributions	23,297	670
Total Revenues	2,823,559	3,301,679

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	921,891	1,117,181
Labor	968,283	1,212,011
Rent	257,095	343,637
Other restaurant operating expenses	563,278	717,613
Total restaurant operating expenses	2,710,547	3,390,442
Depreciation and amortization	524,667	384,673
Franchise advertising fund expenses	23,297	670
Preopening expenses	116,729	11,393
Post-closing expenses	158,783	-
Selling, general and administrative expenses	1,251,246	1,133,978
Total Costs and Expenses	4,785,269	4,921,156
Loss from Operations	(1,961,710)	(1,619,477)

Other Income (Expenses) :
Other income (expense)	55,283	1,006,152
Interest expense, net	11,309	(16,859)
Change in fair value of accrued compensation	-	-
Gain on debt extinguishment	-	200,000
Total Other Income (Expenses), Net	66,592	1,189,293

Loss Before Income Tax	(1,895,118)	(430,184)
Income tax provision	(2,436)	(2,446)
Net Loss	$(1,897,554)	$(432,630)

Three Months Ended September 30, 2022, Compared with Three Months Ended September 30, 2021

Revenues

Our revenues totaled $2,823,559 for the three months ended September 30, 2022, compared to $3,301,679 for the three months ended September 30, 2021. The 14.5% decrease is primarily attributed to a decrease in restaurant sales and vendor rebates as a direct result of closing underperforming corporate locations.

We generated Company restaurant sales, net of discounts, of $2,630,254 for the three months ended September 30, 2022, compared to $2,976,256 the three months ended September 30, 2021. This represented a decrease of $346,002, or 11.6%, which is mainly attributable to closing underperforming corporate locations.

Franchise royalties and fees for the three months ended September 30, 2022, and 2021 totaled $170,008 compared to $324,753 respectively. This represents a decrease of $154,745, or 47.7%. In 2021, the franchise fees were higher, primarily due to the closing of several Muscle Maker Grill Franchise restaurants, which corresponds to accelerating the recognition of initial franchise fees.

Franchise advertising fund contributions for the three months ended September 30, 2022, and 2021 totaled $23,297 compared to $670, respectively. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. Thus, the increase has been a direct result of us increasing our expenses incurred related to our national advertising services to benefit our franchisees and the brands as a whole.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and selling, general and administrative expenses.

Restaurant food and beverage costs for the three months ended September 30, 2022, and 2021 totaled $921,891 or 35.0% as a percentage of Company restaurant net sales, and $1,117,181 or 37.5%, as a percentage of Company restaurant net sales, respectively. The $195,290 decrease resulted from closures of underperforming stores compared to the prior year resulting in lower total sales and the related cost associated. The Company has experienced a reduction in overall food costs as a percentage of net sales as we have implemented various price changes, portion control, operating procedures and menu mix items. While we expect to continue to experience cost and supply pressures in the food and beverage areas due to inflationary pressures and supply chain disruptions, we continue to implement operational, marketing and menu changes to attempt to offset these increases. The Company anticipates these challenges to continue into the near future.

Restaurant labor for the three months ended September 30, 2022, and 2021 totaled $968,283, or 36.8%, as a percentage of Company restaurant net sales, and $1,212,011, or 40.7%, as a percentage of Company restaurant net sales, respectively. The $243,728 in total dollar decrease resulted from closures of underperforming stores compared to the prior year resulting in lower sales and the related cost associated. The Company has experienced a reduction in overall labor costs as a percentage of net sales as we implement various cost cutting measures to offset rising labor costs. In addition, we have shortened hours of operations at several locations which in turn reduces overall costs.

Restaurant rent expense for the three months ended September 30, 2022, and September 30, 2021, totaled $257,095 or 9.8% as a percentage of restaurant sales, and $343,637, or 11.5%, as a percentage of restaurant sales, respectively. The decrease of $86,542 is directly attributed to the closure of underperforming stores compared to the prior year.

Other restaurant operating expenses for the three months ended September 30, 2022, and September 30, 2021, totaled $563,278, or 21.4% as a percentage of restaurant sales, and $717,613, or 24.1% as a percentage of restaurant sales, respectively. The $154,335, decrease resulted from closures of underperforming stores compared to the prior year resulting in lower sales and the related cost associated.

Depreciation and amortization expense for the three months ended September 30, 2022, and September 30, 2021, totaled $524,667 and $384,673, respectively. The $139,994 increase is mainly attributed to amortization expense attributed to the change in the Muscle Maker trademark from and indefinite lift to a finite life in 2022.

Preopening expenses for the three months ended September 30, 2022, and September 30, 2021, totaled $116,729 and $11,393, respectively. The $105,336 increase is attributed to cost that were incurred prior to opening three new Pokemoto corporate owned and operated locations in the third quarter of 2022. Preopening expenses will increase as the total number of corporate location openings increase.

Post-closing expenses for the three months ended September 30, 2022, and September 30, 2021, totaled $158,783 and $0, respectively. The $158,783 increase is attributed to cost incurred to close three underperforming corporate locations in 2022.

Selling, general and administrative expenses for the three months ended September 30, 2022, and 2021 totaled $1,251,246, or 44.3% of total revenue, and $1,133,978, or 34.3% of total revenue, respectively. The $117,267 increase was mainly attributed to an increase in labor and benefits of approximately $208,317 which resulted from not having PPP loans in the three months ended September 30, 2022 to offset labor cost. The remainder of the variance was attributed to various other expenses including recruiting, marketing, computer expenses and other miscellaneous items.

Loss from Operations

Our loss from operations for the three months ended September 30, 2022, and 2021 totaled $1,961,710, or 69.5% of total revenues and $1,619,477, or 49.1% of total revenue, respectively. The increase of $342,233 in loss from operations is primarily attributable to the decrease of total revenues of $478,120, an increase in depreciation and amortization as we open more locations, partially offset by a decrease in total cost and expenses of $135,887 as discussed above.

Other Income, net

Other income for the three months ended September 30, 2022, and 2021 totaled $66,592 and $1,189,293, respectively. The $1,122,701 decrease in other income was primarily attributable the 2021 other income recorded for the employee retention tax credits receivable from the Internal Revenue services that was made available to companies effected by Covid-19 and a gain on extinguishment of $200,000 in 2021, which relates to old account payables.

Net Loss

Our net loss for the three months ended September 30, 2022 was $1,897,554, which was an increase in our net loss of $1,464,924 as compared to a net loss of $432,630 for the three months ended September 30, 2021, resulting directly from a decrease in our other income of $1,222,701, which in 2021 was mostly related to employee retention tax credits, a decrease in our total revenue of $478,120, partially offset by a decrease of our total cost and expenses of $135,887.

Nine Months Ended September 30, 2022, Compared with Nine Months Ended September 30, 2021

	For the Nine Months Ended
	September 30,
	2022	2021
Revenues:
Company restaurant sales, net of discounts	$8,075,180	$6,720,030
Franchise royalties and fees	540,629	629,642
Franchise advertising fund contributions	57,592	19,500
Total Revenues	8,673,401	7,369,172

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	3,065,244	2,542,333
Labor	2,944,392	2,855,070
Rent	924,310	904,759
Other restaurant operating expenses	1,900,826	1,737,128
Total restaurant operating expenses	8,834,772	8,039,290
Depreciation and amortization	1,490,050	838,447
Franchise advertising fund expenses	57,592	19,500
Preopening expenses	116,729	22,379
Post-closing expenses	158,783	-
Selling, general and administrative expenses	3,702,579	6,094,869
Total Costs and Expenses	14,360,505	15,014,485
Loss from Operations	(5,687,104)	(7,645,313)

Other Income (Expenses) :
Other income (expense)	21,394	1,232,461
Interest expense, net	(17,128)	(53,629)
Change in fair value of accrued compensation	-	127,500
Gain on debt extinguishment	141,279	1,075,974
Total Other Income (Expenses), Net	145,545	2,382,306

Loss Before Income Tax	(5,541,559)	(5,263,007)
Income tax provision	(16,218)	(3,508)
Net Loss	$(5,557,777)	$(5,266,515)

Nine Months Ended September 30, 2022, Compared with Nine Months Ended September 30, 2021

Revenues

Our revenues totaled $8,673,401 for the nine months ended September 30, 2022, compared to $7,258,172 for the nine months ended September 30, 2021. The $1,304,229 increase is primarily attributed to an increase in restaurant sales as a direct result of the acquisition of Pokemoto and SuperFit Foods, in addition to the net opening/closing of company owned and franchise locations.

We generated Company restaurant sales, net of discounts, of $8,075,180 for the nine months ended September 30, 2022, compared to $6,720,030 the nine months ended September 30, 2021. This represented an increase of $1,355,150, or 20.2%, which is mainly attributable to the Pokemoto restaurants sales and SuperFit Foods sales generated during the current year since their dates of acquisition, in addition to the net opening/closing of corporate and franchise locations.

Franchise royalties and fees for the nine months ended September 30, 2022, and 2021 totaled $540,629 compared to $629,642 respectively. This represents a decrease of $89,013, or 14.1%. In 2021, the franchise fees were higher, primarily due to the closing of several Muscle Maker Grill Franchise restaurants, which corresponds to accelerating the recognition of initial franchise fees.

Franchise advertising fund contributions for the nine months ended September 30, 2022, and 2021 totaled $57,592 compared to $19,500, respectively. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. Thus, the increase has been a direct result of us increasing our expenses incurred related to our national advertising services to benefit our franchisees and the brands as a whole.

Operating Costs and Expenses

Operating costs and expenses primarily consist of restaurant food and beverage costs, restaurant labor expense, restaurant rent expense, other restaurant operating expenses, depreciation and amortization expenses and selling, general and administrative expenses.

Restaurant food and beverage costs for the nine months ended September 30, 2022, and 2021 totaled $3,065,244 or 38.0% as a percentage of Company restaurant net sales, and $2,542,333 or 37.8%, as a percentage of Company restaurant net sales, respectively. The $522,911 increase resulted from higher store counts during the current year as compared to the prior year resulting in higher sales. The Company has experienced an increase in food and beverage costs due to inflationary pressures and supply chain disruptions causing the company to find alternative vendors in some instances for key ingredients. The Company anticipates higher ingredient costs in the near term and has taken price increases, menu modifications and recipe changes to attempt to offset these higher prices.

Restaurant labor for the nine months ended September 30, 2022, and 2021 totaled $2,944,392 or 36.5%, as a percentage of Company restaurant net sales, and $2,855,070, or 42.5%, as a percentage of Company restaurant net sales, respectively. The $89,322 increase resulted due a higher store count during the current year as compared to the prior year as the Company opened and acquired more stores as compared to the prior period. We were able to reduce (improve) our overall labor costs as a percentage of sales by 6.0% due to improvements in operations as we implement various cost cutting measures to offset rising labor costs. In addition, we have shortened hours of operations at several locations which in turn reduces overall costs.

Restaurant rent expense for the nine months ended September 30, 2022, and September 30, 2021, totaled $923,310 or 11.4% as a percentage of restaurant sales, and $904,759, or 13.5%, as a percentage of restaurant sales, respectively. The increase of $19,551 is due to a full nine months of rent for the stores acquired in 2021. The percent of total sales reduced (improved) by 2.1% as sales increased overall, and we are able to leverage fixed rent against these higher sales levels.

Other restaurant operating expenses for the nine months ended September 30, 2022, and September 30, 2021, totaled $1,900,826, or 23.5% as a percentage of restaurant sales, and $1,737,128, or 25.9% as a percentage of restaurant sales, respectively. The $163,698 dollar increase is due to higher third-party merchant fees resulting from an increase in delivery orders and a higher store count during the year as compared to the prior year. In addition, the company has experienced higher cost across many services including trash removal, insurance and utilities. The other restaurant operating expenses as a percent of total sales reduced (improved) by 2.4%.

Depreciation and amortization expense for the nine months ended September 30, 2022, and September 30, 2021, totaled $1,490,050 and $838,447, respectively. The $651,603 increase mainly attributed to amortization expense attributed to the change in the Muscle Maker trademark from and indefinite life to a finite life in 2022 and a full nine months’ worth of amortization expense for acquisition in 2021. The remaining of the variance is attributable to depreciation expense related to additional property and equipment acquired through acquisitions and additional property and equipment purchased for new store build outs and the remodeling of an existing and acquired Company-owned restaurant compared to the prior year.

Preopening expenses for the nine months ended September 30, 2022, and September 30, 2021, totaled $116,729 and $22,379, respectively. The $94,350 increase is attributed to cost that were incurred prior to opening three new Pokemoto corporate owned and operated locations in the third quarter of 2022. Preopening expenses will increase as the total number of corporate location openings increase.

Post-closing expenses for the nine months ended September 30, 2022, and September 30, 2021, totaled $158,783 and $0, respectively. The $158,783 increase is attributed to cost incurred to close three underperforming corporate locations in 2022.

Selling, general and administrative expenses for the nine months ended September 30, 2022, and 2021 totaled $3,7002,579, or 42.7% of total revenue, and $6,094,869, or 82.7% of total revenue, respectively. The $2,392,290 decrease was primarily attributed to a reduction in consulting expenses of approximately $1,032,162 which is mainly due to stock-based compensation expense for stock issued to various consultants for various services rendered in the prior year as compared to the current year, and a decrease in professional fees of approximately $1,489,970 which resulted from the private placement fees incurred in prior period not incurred in current period and the changing our auditing firm during 2021. The decrease was partially offset by the write offs of fixed assets of approximately $168,963 due to closed locations in the current period as compared to the prior period. The remainder of the variance was attributed to various other expenses including recruiting, marketing, computer expenses, increase in franchise sales and marketing expense, etc.

Loss from Operations

Our loss from operations for the nine months ended September 30, 2022, and 2021 totaled $5,687,104, or 65.6% of total revenues and $7,645,313, or 103.7% of total revenue, respectively. The decrease of $1,958,209 in loss from operations is primarily attributable to the increase of total revenues of $1,304,229 and a decrease in total cost and expenses of $653,979 as discussed above.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2022, and 2021 totaled $145,545 and $2,382,306, respectively. The $2,236,761 decrease in other income which was primarily attributable to a decrease in the gain on extinguishment of debt of $934,695 due to the forgiveness of our PPP loans in 2021 and a decrease in other income of $1,211,067 due to employee retention tax credit received in 2021.

Net Loss

Our net loss the nine months ended September 30, 2022, was $5,557,777 compared to $5,266,515 for the nine months ended September 30, 2021, resulting from an increase in our total revenue of $1,304,229, a decrease in our other income of $2,236,761, due to one-time benefits in 2021 that consist of ERC tax credits and PPP loan forgiveness, and a decrease of our total cost and expenses of $653,980.

The following table represents selected items in our condensed consolidated statements of operations for the three months ended September 30, 2022, respectively by our operating segments:

		Muscle Maker		Non- Traditional	SuperFit
	Consolidated	Grill Division	Pokemoto Division	(Hybrid) Division	Foods Division	Unallocated

Revenues:
Company restaurant sales, net of discounts	$2,630,254	$1,002,656	$1,218,307	$68,266	$341,025	$-
Franchise royalties and fees	170,008	102,580	67,428	-	-	-
Franchise advertising fund contributions	23,297	23,297	-	-	-	-
Total Revenues	2,823,559	1,128,533	1,285,735	68,266	341,025	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	921,891	333,322	441,397	18,069	129,103	-
Labor	968,283	450,424	389,042	30,713	98,104	-
Rent	257,095	137,282	105,038	(21,266)	36,041	-
Other restaurant operating expenses	563,278	217,478	263,870	16,000	65,930	-
Total restaurant operating expenses	2,710,547	1,138,506	1,199,347	43,516	329,178	-
Depreciation and amortization	524,667	34,910	82,317	24,817	10,092	372,531 (b)
Franchise advertising fund expenses	23,297	23,297	-	-	-	-
Preopening expenses	116,729	-	116,729	-	-	-
Post-closing expenses	158,783	26,446	-	132,337	-	-
General and administrative expenses	1,251,246	-	-	-	-	1,251,246 (a)
Total Costs and Expenses	4,785,269	1,223,159	1,398,393	200,670	339,270	1,623,777
(Loss) Income from Operations	(1,961,710)	(94,627)	(112,657)	(132,404)	1,755	(1,623,777)

Other Income:
Other income	55,283	-	-	-	-	55,283
Interest expense, net	11,309	-	-	-	-	11,309
Total Other Income, Net	66,592	-	-	-	-	66,592

Loss Before Income Tax	(1,895,118)	(94,627)	(112,657)	(132,404)	1,755	(1,557,185)
Income tax provision	(2,436)	-	-	-	-	(2,436)
Net (Loss) Income Net (Loss) Income	$(1,897,554)	$(94,627)	$(112,657)	$(132,404)	$1,755	$(1,559,621)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $807,283, professional and consulting fees of $144,901, loss on disposal of assets of 37,593.

(b)	This includes amortization of intangible assets and depreciation of corporate fixed assets. See Note 7.

The following table represents selected items in our condensed consolidated statements of operations for the nine months ended September 30, 2022, respectively by our operating segments:

		Muscle Maker		Non- Traditional	SuperFit
	Consolidated	Grill Division	Pokemoto Division	(Hybrid) Division	Foods Division	Unallocated

Revenues:
Company restaurant sales, net of discounts	$8,075,180	$3,142,386	$3,558,989	$297,010	$1,076,795	$-
Franchise royalties and fees	540,629	341,211	199,418	-	-	-
Franchise advertising fund contributions	57,592	57,592	-	-	-	-
Total Revenues	8,673,401	3,541,189	3,758,407	297,010	1,076,795	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	3,065,244	1,257,905	1,321,522	114,631	371,186	-
Labor	2,944,392	1,393,302	1,068,513	198,127	284,450	-
Rent	924,310	464,923	297,018	66,569	95,800	-
Other restaurant operating expenses	1,900,826	713,343	869,494	106,626	211,363	-
Total restaurant operating expenses	8,834,772	3,829,473	3,556,547	485,953	962,799	-
Depreciation and amortization	1,490,050	147,464	139,669	80,563	27,741	1,094,613 (b)
Franchise advertising fund expenses	57,592	57,592	-	-	-	-
Preopening expenses	116,729	-	116,729	-	-	-
Post-closing expenses	158,783	26,446	-	132,337	-	-
General and administrative expenses	3,702,579	-	-	-	-	3,702,579 (a)
Total Costs and Expenses	14,360,505	4,060,975	3,812,945	698,853	990,540	4,797,192
(Loss) Income from Operations	(5,687,104)	(519,786)	(54,538)	(401,843)	86,255	(4,797,192)

Other Income:
Other income	21,394	-	-	-	-	21,394
Interest expense, net	(17,128)	-	-	-	-	(17,128)
Gain on debt extinguishment	141,279	-	-	-	-	141,279
Total Other Income, Net	145,545	-	-	-	-	145,545

Loss Before Income Tax	(5,541,559)	(519,786)	(54,538)	(401,843)	86,255	(4,651,647)
Income tax provision	(16,218)	-	-	-	-	(16,218)
Net (Loss) Income Net (Loss) Income	$(5,557,777)	$(519,786)	$(54,538)	$(401,843)	$86,255	$(4,667,865)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $2,383,801, professional and consulting fees of $456,531, and loss on disposal of assets of $206,190.

(b)	This includes amortization of intangible assets and depreciation of corporate fixed assets. See Note 7.

The following table represents selected items in our condensed consolidated statements of operations for the three months ended September 30, 2021, respectively by our operating segments:

		Muscle Maker		Non- Traditional	SuperFit
	Consolidated	Grill Division	Pokemoto Division	(Hybrid) Division	Foods Division	Unallocated

Revenues:
Company restaurant sales, net of discounts	$2,976,256	$1,283,225	$975,500	$159,074	$558,457	$-
Franchise royalties and fees	324,753	245,942	78,811	-	-	-
Franchise advertising fund contributions	670	670	-	-	-	-
Total Revenues	3,301,679	1,529,837	1,054,311	159,074	558,457	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,117,181	422,310	411,900	133,456	149,515	-
Labor	1,212,011	576,213	332,005	130,726	173,067	-
Rent	343,637	175,417	91,011	56,028	21,181	-
Other restaurant operating expenses	717,613	323,744	185,168	119,985	88,716	-
Total restaurant operating expenses	3,390,442	1,497,684	1,020,084	440,195	432,479	-
Depreciation and amortization	384,673	85,259	16,721	36,809	53,166	192,718 (b)
Franchise advertising fund expenses	670	670	-	-	-	-
Preopening expenses	11,393	-	-	11,393	-	-
General and administrative expenses	1,133,978	-	-	-	-	1,133,978 (a)
Total Costs and Expenses	4,921,156	1,583,613	1,036,805	488,397	485,645	1,326,696
(Loss) Income from Operations	(1,619,477)	(53,776)	17,506	(329,323)	72,812	(1,326,696)

Other Income:
Other income	1,006,152	-	-	-	-	1,006,152 (c)
Interest expense, net	(16,859)	-	-	-	-	(16,859)
Gain on debt extinguishment	200,000	-	-	-	-	200,000
Change in fair value of accrued compensation	-	-	-	-	-	-
Total Other Income, Net	1,189,293	-	-	-	-	1,189,293

Loss Before Income Tax	(430,184)	(53,776)	17,506	(329,323)	72,812	(137,403)
Income tax provision	(2,446)	-	-	-	-	(2,446)
Net (Loss) Income Net (Loss) Income	$(432,630)	$(53,776)	$17,506	$(329,323)	$72,812	$(139,849)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $598,966, and professional and consulting fees of $318,877.

(b)	This includes amortization of intangible assets and depreciation of corporate fixed assets. See Note 7.

(c)	Included in other income is employee retention tax credits from the Internal Revenue Services.

The following table represents selected items in our condensed consolidated statements of operations for the nine months ended September 30, 2021, respectively by our operating segments:

		Muscle Maker		Non- Traditional	SuperFit
	Consolidated	Grill Division	Pokemoto Division	(Hybrid) Division	Foods Division	Unallocated

Revenues:
Company restaurant sales, net of discounts	$6,720,030	$3,644,901	$1,457,806	$514,331	$1,102,992	$-
Franchise royalties and fees	629,642	528,845	100,797	-	-	-
Franchise advertising fund contributions	19,500	19,500	-	-	-	-
Total Revenues	7,369,172	4,193,246	1,558,603	514,331	1,102,992	-

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	2,542,333	1,387,306	521,564	269,045	364,418	-
Labor	2,855,070	1,675,117	412,997	431,846	335,110	-
Rent	904,759	533,117	98,426	231,438	41,778	-
Other restaurant operating expenses	1,737,128	872,542	307,599	342,794	214,193	-
Total restaurant operating expenses	8,039,290	4,468,082	1,340,586	1,275,123	955,499	-
Depreciation and amortization	838,447	265,691	23,860	127,376	108,517	313,003 (b)
Franchise advertising fund expenses	19,500	19,500	-	-	-	-
Preopening expenses	22,379	10,986	-	11,393	-	-
General and administrative expenses	6,094,869	-	-	-	-	6,094,869 (a)
Total Costs and Expenses	15,014,485	4,764,258	1,364,446	1,413,892	1,064,016	6,407,872
(Loss) Income from Operations	(7,645,313)	(571,013)	194,157	(899,561)	38,976	(6,407,872)

Other Income:
Other income	1,232,461	-	-	-	-	1,232,461 (c)
Interest expense, net	(53,629)	-	-	-	-	(53,629)
Gain on debt extinguishment	127,500	-	-	-	-	127,500
Change in fair value of accrued compensation	1,075,974	-	-	-	-	1,075,974
Total Other Income, Net	2,382,306	-	-	-	-	2,382,306

Loss Before Income Tax	(5,263,007)	(571,013)	194,157	(899,561)	38,976	(4,025,566)
Income tax provision	(3,508)	-	-	-	-	(3,508)
Net (Loss) Income Net (Loss) Income	$(5,266,515)	$(571,013)	$194,157	$(899,561)	$38,976	$(4,029,074)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $2,425,184, professional fees of $1,872,836, and consulting fees of $1,105,827.

(b)	This includes amortization of intangible assets and depreciation of corporate fixed assets. See Note 7.

(c)	Included in other income is employee retention tax credits from the Internal Revenue Services and restaurant revitalization grant.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2022	2021
Cash	$11,673,247	$15,766,703
Working Capital Surplus	$10,391,111	$15,041,334
Convertible notes payable, including related parties and Former Parent, net	$102,458	$182,458
Other notes payable, including related parties	$932,292	$1,170,079

Availability of Additional Funds

Although we have a working capital surplus of $10,391,111, we presently have an accumulated deficit of $76,950,413, as of September 30, 2022, and we utilized $3,413,527 of cash in operating activities during the nine months ended September 30, 2022. We believe that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next twelve months.

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

Sources and Uses of Cash for the Nine Months Ended September 30, 2022, and September 30, 2021

For the nine months ended September 30, 2022, and 2021, we used cash of $3,413,527 and $4,941,096, respectively, in operations. Our cash used for the nine months ended September 30, 2022, was primarily attributable to our net loss of $5,557,777, adjusted for net non-cash income in the aggregate amount of 1,615,064, partially offset by $529,195 of net cash provided by changes in the levels of operating assets and liabilities. Our net cash used in operating activities for the nine months ended September 30, 2021, was primarily attributable to our net loss of $5,266,515, adjusted for net non-cash items in the aggregate amount of $1,469,924 and $1,144,505 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2022, cash used in investing activities was $503,421, of which $574,605 was used to purchase property and equipment, partially offset by $71,184 of collections in loans receivable. During the nine months ended September 30, 2021, net cash used in investing activities was $3,498,451, of which $183,861 was used to purchase property, $500,000 used in connection with acquisition of SuperFit foods a healthy meal prep Company, $2,815,390 used in connection with acquisition of Pokemoto, partially offset by $800 of loan collections from a former franchisee.

Net cash used by financing activities for the nine months ended September 30, 2022, was $176,508, consisting of $96,508 of repayments of various other notes payable and the repayment of $80,000 on a convertible note. Net cash used by financing activities for the nine months ended September 30, 2021 was $7,860,460 of which $9,181,349 was contributed by proceeds from a private placement offering, net of offering costs, and proceeds from the exercising of the pre-funded warrants of $28,652, partially offset by repayments of various other notes payable of $1,249,541, which consisted mainly of SBA loans that was acquired through the Pokemoto acquisition and $100,000 cash paid to a former investor in connection with the cancellation of their shares.

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

Restaurant Sales

Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $2,630,254 and $8,075,180 during the three and nine months ended September 30, 2022, respectively, and $2,976,256 and $6,720,030 during the three and nine months ended September 30, 2021, respectively.

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

Franchise Royalties and Fees

Franchise revenues consists of royalties, franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $129,010 and $358,432 during the three and nine months ended September 30, 2022, respectively, and $132,176 and $318,074 during the three and nine months ended September 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, these fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. The Company recorded revenue from franchise fees of $18,666 and $82,872 during the three and nine month ended September 30, 2022, respectively, and $234,670 and $256,808 during the three and nine month ended September 30, 2021, respectively which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $22,332 and $99,325 during the three and nine months ended September 30, 2022, respectively, and $(42,092) and $54,761 during the three and nine months ended September 30, 2021, respectively, which is included in franchise royalties and fees on the accompanying condensed consolidated statements of operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of food and beverage costs during the period in which the related food and beverage purchases are made.

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under selling, general and administrative expenses. When an advertising contribution fund is over-spent at year end, advertising expenses will be reported on the condensed consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $23,297 and $57,592 during the three and nine months ended September 30, 2022, respectively, and $670 and $19,500 during the three and nine months ended September 30, 2021, respectively, which are included in franchise advertising fund contributions on the accompanying condensed consolidated statements of operations.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2022, and 2021, respectively, the Company did not record any gift card breakage.

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

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the legal proceedings that have become a reportable event, or which have had developments during the nine months ended September 30, 2022.

On April 24, 2022, the Company and a convertible note holder entered into an agreement in which the Company will repay a total of $110,000 in connection with the default judgement issued on June 22, 2018, by the Iowa District Court for Polk County #CVCV056029, filed against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035.The Company agreed to pay $40,000 on or before May 1, 2022 and to make seven installment payments of $10,000 per month starting on or before June 1, 2022. As of September 30, 2022, the Company has accrued for the liability in convertible notes payable in the amount of $20,000 which is included in accounts payable and accrued expenses.

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

On July 14, 2022, the Company authorized the issuance of an aggregate of 74,019 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2022.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On February 1, 2022, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) therein indicating that, based upon the closing bid price of the Company’s common stock (the “Common Stock”) for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until August 1, 2022, to regain compliance.

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

Date: November 10, 2022	MUSCLE MAKER, INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer
(Principal Financial and Accounting Officer)

