Form 10-K
period 2022-12-31
Muscle Maker, Inc.
filed 2023-03-21
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $28,773,335.

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 21, 2023, was 29,318,520.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MUSCLE MAKER, INC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2022

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

ITEM 1. BUSINESS

Our Business Overview

Muscle Maker, Inc. (referred to herein as “MMI” or “Company”), was incorporated under the laws of the state of Nevada on October 25, 2019. The principal corporate office of MMI is located at 1751 River Run, Suite 200, Fort Worth, Texas, 76107, and the telephone number at that location is (832) 604-9568. Our website address is https://www.ir.musclemakergrill.com.

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

MMI is our parent company. Through our subsidiaries, we operate within the global food-supply chain, in an effort to integrate capabilities and create a sustainable and innovative company, that enhances the social, environmental and financial value to our Company. We own and operate three unique “healthier for you” restaurant concepts within our portfolio of companies: Muscle Maker Grill restaurants, SuperFit Foods meal prep and Pokemoto Hawaiian Poke restaurants (“Restaurant Division”). Our Company was founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. We believe our portfolio of companies directly satisfy these consumer needs. We focus on lean proteins, fresh fruits and vegetables, proprietary sauces, whole grains and various other items like protein shakes, meal plans, specialty drinks and super foods. Each of our three concepts offers different menus that are tailored to specific consumer segments. We operate in the fast-casual and meal prep segments of the restaurant industry. We believe our “healthier for you” inspired concepts deliver a highly differentiated customer experience.

We also own and operate Sadot LLC (“Sadot”), a wholesaling food business, which engages in the purchase and sale of physical food commodities. The goal of Sadot is to launch Muscle Maker into a new era by creating a comprehensive, global food company that stretches from sustainable farming, agricultural commodity shipping and trading, distribution, productions and ultimately reaches consumers through the restaurant, franchise and meal prep companies.

Muscle Maker Grill Restaurants (“Muscle Maker Grill”): our Muscle Maker Grill restaurants are fast-casual style restaurants specializing in “healthier for you” high quality, made to order, lean protein-based meals. These meals feature all-natural chicken breast, grass fed beef, lean turkey, shrimp and plant-based items. We pair these lean proteins with super foods such as avocado, quinoa, spinach, kale and broccoli, while also offering cauliflower rice, whole wheat pasta, sweet potato fries and proprietary specialty sauces like zero carb, fat free or gluten free options. Our products are made to order. The menu features bowls, wraps, salads and burgers. We also offer protein shakes and fruit smoothies along with meal plans and catering. Customers can dine in or take out or have their meals delivered to their door via Company delivery personnel or third-party services such as Uber Eats, DoorDash and GrubHub.

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

SuperFit Foods’ distribution process is different than most meal prep companies. The business operates with a centralized kitchen that prepares all meals for distribution to consumers twice per week. All meals are packaged in a temperature-controlled facility for food safety and quality controls. While other meal plan companies ship meals directly to consumer’s homes, the SuperFit Foods model uses Company-owned coolers placed at designated pick-up locations throughout the Jacksonville, Florida market. Pick up locations are placed inside wellness centers such as gyms, yoga studios and various lifestyle locations. SuperFit Foods delivers twice per week by independent contractors to these locations and consumers conveniently pick up their orders after their workouts or during their daily routines. This model allows us to keep food fresh and refrigerated (even in the summer months), reduces shipping costs to consumers and provides an easier distribution model for the Company. While we do offer direct shipment to homes, this represents a small percentage of overall Company revenue.

Pokemoto Hawaiian Poke restaurants (“Pokemoto”): On May 14, 2021, MMI acquired the Pokemoto chain. This consisted of purchasing PKM Stamford LLC, Poke Co, LLC, LB Holdings LLC, and TNB Holdings LLC, Poke Co Holdings LLC, GLL Enterprises LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”). Pokemoto Orange Park FL LLC and Pokemoto Kansas LLC (included in “Pokemoto”) were formed in 2022 for the purposes of developing new corporate Pokemoto stores. Pokemoto restaurants are fast-casual style restaurants that specialize in Hawaiian inspired poke bowls, wraps and salads. Poke is native Hawaiian cuisine made up of diced fresh fish served as an appetizer or main course with strong influences of Japanese and Korean cuisine. Think of it as deconstructed sushi that a consumer can customize into a bowl, salad or wrap every time. Hawaiian Poke is trending in the restaurant industry. It is a unique segment that is healthy, customizable, popular with millennials and Gen-Zs, offers unique flavor profiles and is “Instagrammable.”

Pokemoto offers consumers the possibility to customize their order every time. Consumers move down a linear production line (similar to Chipotle or Subway customer interaction and operations) customizing their bowl from a wide selection of ingredients. Pokemoto offers six types of protein including sushi grade tuna, salmon, chicken, shrimp, lobster seafood salad or tofu. Consumers pick a base of white/brown rice or salad, select from over 25 mix-ins/toppings including avocado, kani salad, pickled daikon, hijiki seaweed, masago, caviar, mandarin oranges, edamame, mango, roasted cashews or wonton crisps to name a few and topped off with over eight proprietary sauces that are made in house. All this gets mixed together creating a flavor explosion that is customized for every consumer. In select locations, we offer Boba tea in a variety of flavors.

Pokemoto requires little to no cooking. Everything is either raw (tuna, salmon, veggies and fruits) or comes in pre-cooked (chicken and shrimp). The only cooking we do is preparing soup and rice. It’s that simple. Because we have little cooking and consumers customize their orders, our labor requirements compared to most restaurants may be reduced. In addition, we believe training becomes much easier when you are not cooking or requiring recipes to be followed while consumers customize their menu options. This creates a consistent product across all our Pokemoto restaurants as we expand into more markets. Finally, because we have little to no cooking, our build outs usually do not require expensive hoods, fire suppression systems, deep fryers, grills, ovens, etc. making the potential cost of building out a location more favorable when compared to a traditional restaurant.

Sadot LLC: Sadot was formed on October 19, 2022, in Delaware and is a wholly owned subsidiary of MMI. Sadot is focused on international Agri-food commodity shipping, farming, sourcing and production of key ingredients such as soy meal, corn, wheat, food oils, etc. A typical shipment contains 25,000 to 75,000 metric tons of product, although some transactions can be smaller. Sadot was formed as part of the Company’s diversification strategy while still remaining within the overall food industry.

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

Sadot operates within the international food commodity shipping, sourcing, farming and production segment of the overall food supply chain industry. Our current primary focus is on shipping food commodity items such as soy meal, corn and wheat between countries via cargo ships. These shipments provide raw materials and ingredients to various food manufacturers as part of the overall food supply chain.

Our Strategy

Our strategy for the restaurant division concentrates on expansion through franchising. However, in order to “seed” new markets for franchising we may open Company-owned and operated locations in key markets.

We believe franchising is the future of the restaurant division. This strategy uses the franchising experience of the management team with the goal of expanding more quickly. We believe franchising has the potential to propel growth without our Company having to spend its capital on Company-owned brick and mortar locations.

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

Muscle Maker Grill restaurants are primarily geographically located in the Northeast United States, but we also have locations on military bases such as Fort Sill, Fort Bliss and Fort Benning, as well as franchise locations in Texas, Washington and California. In addition, we have locations open in Kuwait. Our Kuwaiti partner performs all operational support, training, distribution and manufacturing of various proprietary items that are used to supply their locations.

Improve Comparable Restaurant Sales. We plan to improve comparable restaurant sales growth through the following strategies:

Menu Strategy and Evolution: We will continue to adapt our menu to create entrées that complement our healthy-inspired offerings and that reinforce our differentiated fast-casual positioning. We believe we have opportunities for menu innovation as we look to provide customers more choices through customization and limited time only alternative proteins, recipes and other healthy-inspired ingredients. Our marketing and operations teams collaborate to ensure that the items developed in our test stores can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect. To provide added variety, from time to time we introduce limited time offerings at Muscle Marker Grill, (“MMG”) and SuperFit Foods, (“SFF”) and Pokemoto, due to being highly customizable, will offer new proteins, sauces and other ingredients allowing consumers to try different flavor combinations.

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

Our strategy for Sadot is to own and operate, a wholesaling food business, focusing on international food commodity shipping, farming, sourcing and production of key ingredients such as soy meal, corn, wheat, food oils, etc. The goal of Sadot is to launch Muscle Maker into a new era by creating a comprehensive, global food company that stretches from sustainable farming, agricultural commodity shipping and trading, distribution, productions and ultimately reaches consumers through the restaurant, franchise and meal prep companies.

Sadot was formed as part of our diversification strategy while still remaining within the overall food industry. We aim implement this strategy through product and process innovations, supply chain commitments, and a strategic approach to operational excellence with a focus on increasing the volume and enhancing the efficiency of our global operations.

Our Strengths

Restaurant Division

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

We are focused on expanding our presence through growing the Pokemoto brand within new and existing markets by continuing to add franchise partners to our system and increasing the number of corporate-owned locations. We have already signed 60 franchise agreements and opened 13 new locations since August of 2022. Our corporate-owned restaurants will focus on creating Pokemoto/Muscle Maker combo units where applicable. In addition to creating Pokemoto seed locations in key markets to supplement our franchise sales efforts while also offering direct to consumer pre-made meal prep/plan offerings to consumers within the Jacksonville, Florida market via SuperFit Foods.

Innovative, Healthier Menu: Our menus feature items such as grass-fed steak, all-natural chicken, lean turkey, plant-based products, tofu, chicken, salmon, shrimp, sushi grade tuna as well as options that satisfy all dietary preferences – from the carb-free consumer to guests following gluten-free or vegetarian diets. Our brands do not sacrifice taste to serve healthy-inspired options. We develop and source proprietary sauces and fat free or zero-carb dressings to enhance our unique flavor profiles. In addition to our healthy-inspired and diverse food platform, we offer 100% real fruit smoothies, boosters and proprietary protein shakes as well as retail supplements. While our Pokemoto concept offers consumers the possibility to customize their meal every time. Consumers move down a linear production line similar to Chipotle or Subway choosing their toppings with a modern twist including tofu, chicken, salmon, shrimp, lobster seafood salad, and sushi grade tuna. Pokemoto also offers a variety of flavors of Boba Teas.

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

Meal Prep/Plans: To make healthy-inspired eating even easier, Muscle Maker Grill’s healthy-inspired menu items are available through our Meal Prep/Plan program, allowing pre-orders of meals via phone, online or in-store, available for pick up or delivered right to their door. Available as 5, 10, 15, or 20 meals, guests can choose from over 40 Muscle Maker Grill menu items for each meal.

SuperFit Foods consists of pre-made, ready-to-eat meals that focus on specific dietary needs like keto, vegetarian, high protein, low sugars, etc. SuperFit Foods offers over 150 different meal options to choose from as well as various healthy juices, snacks and desserts. SuperFit Foods operates as a subscription model where consumers are automatically charged each month. Consumers order online, provide their credit card information and have over 150 options to choose from. Guests can also opt. to select their likes and dislikes and meal selection becomes automatic. SuperFit Foods’ distribution process is different than most meal prep companies. Other meal prep companies ship meals directly to consumer’s homes or use their own fleet of vehicles to drop orders off at homes. SuperFit Foods prepares all meals in a temperature-controlled facility allowing for higher food safety and freshness. The SuperFit Foods model uses Company-owned coolers placed inside fitness, wellness or lifestyle facilities.

Sadot

On November 14, 2022 (the “Effective Date”), the Company, Sadot and Aggia LLC FC, a company established under the laws of United Arab Emirates (“Aggia”) entered into a Services Agreement (the “Services Agreement”). Pursuant to the Services Agreement, Sadot engaged Aggia to provide specialized advisory services to support the establishment, procurement, and management of Sadot’s global supply-chain integration business. The acquisition of assets and capabilities in sustainable Agri-Commodity farming, trading, transporting and processing, with the goal of eventually retailing through MMI’s restaurant brands is a critical component of this venture.

In order to assist with the growth of the Sadot business MMI expects to capitalize on the years of experience and industry knowledge of Aggia and leverage their expertise into additional verticals, without the time and capital outlaw of hiring the professionals independently.

Our Properties

Rent Structure: Our restaurants are typically located in retail centers as in-line locations or food court type settings in universities or military bases. A typical restaurant generally ranges from 800 to 2,500 square feet with seating for up to approximately 40 people. Our leases for Company-operated locations generally have terms of one to ten years, with one or two renewal terms of one year to ten years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. New leases for our non-traditional locations usually have rent calculated as a percentage of net sales and have terms up to 10 years. We do not guarantee performance or have any liability regarding franchise location leases.

System-Wide Restaurant Counts: As of December 31, 2022, our restaurant system consisted of 44 restaurants comprised of 19 Company-operated restaurants and 25 franchised restaurants located in California, Connecticut, Florida, Georgia, Kansas, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Washington and Kuwait.

Site Selection Process: We consider the location of a restaurant to be a critical variable in its long-term performance, and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house management team has extensive experience developing hundreds of locations for various brands. We use a combination of our in-house team and outside real estate consultants to locate, evaluate and negotiate new sites using various criteria including demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates managements and franchisee’s experience and expertise and includes data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods we are considering.

Direct to consumer meal prep/plan locations can either be through existing Muscle Maker Grill restaurant locations or can be set up like a commissary where meals are prepared in a temperature-controlled kitchen space, not open to consumer traffic like SuperFit Foods. These locations can be in any area if pick up service via UPS or FedEx is available. This allows the Company to build out locations in favorable rent situations while being able to mail meal prep/plans direct to consumers within a 250-mile radius or conveniently drop off meals at various pick-up locations throughout the market.

Our Restaurant Design

After identifying a lease site, we commence our restaurant buildout. Our typical restaurant is an inline retail space or food court that ranges in size from 800 to 2,500 square feet. Our restaurants are characterized by a unique exterior and interior design, color schemes, and layout, including specially designed decor and furnishings. Restaurant interiors incorporate modern designs and rich colors in an effort to provide a clean and inviting environment and fun, family-friendly atmosphere. Each restaurant is designed in accordance with plans we develop; and constructed with a similar design motif and trade dress. Restaurants are generally located near other business establishments that will attract customers who desire healthier food at fair prices served in a casual, fun environment. We estimate it takes approximately four to six months from identification and lease signing of the specific site to opening the restaurant. This timeframe can be shortened to as little at 90 days pending the amount of time it takes to acquire equipment and complete leasehold improvements.

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

Managers and Team Members: Each of our restaurants typically has a manager or shift leader. At each Muscle Maker Grill restaurant location there are usually between six and ten team members who prepare our food fresh daily and provide customer service. At each Pokemoto location there are usually between two and four team members who prepare our food fresh daily and provide customer service.

We are selective in our hiring processes, aiming to staff our restaurants with team members that are friendly, customer-focused and driven to provide high-quality products. Our team members are cross-trained in several disciplines to maximize depth of competency and efficiency in critical restaurant functions.

Training: Our Franchisee training generally consists of 10 to 14 days in a certified training location, and an additional 7 to 10 days post opening training. Our operational team members provide consistent, ongoing training through follow up restaurant visits, inspections or email or phone correspondences.

Our Franchise Program

Overview: We use a franchising strategy to increase new restaurant growth, especially as we focus on growing the Pokemoto brand, in certain United States and international markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. We believe the franchise revenue generated from our franchise base has historically served as an important source of stable and recurring cash flows to us and, as such, we plan to expand our base of franchised restaurants. We have signed 60 franchise agreements and opened 13 new locations since August 2022. We currently have over 50 franchise agreements sold, but not yet opened. In existing markets, we encourage growth from current franchisees. In our expansion markets, we seek highly motivated and entrepreneurial new franchisees for single-unit or multi-unit development opportunities. We market our franchise opportunities with the support of a franchising section on our website, social media, trade shows and other marketing tactics.

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

We also provide numerous opportunities for communication and shared feedback between us and franchise owners. Currently, we communicate on a frequent basis through email and virtual meetings allowing for questions and answers with all franchisees. In addition, our operations and marketing teams conduct phone calls and/or on-site visits on a frequent basis with franchisees on current operational changes, new products, revenue generating ideas, cost savings, and local store marketing.

Franchise Agreements:

The franchise agreements currently:

●	Have terms for 10 through 20 years, with termination dates ranging from 2023 until 2041. These agreements are generally renewable for terms ranging from 5 to 10 years.

●	Provide for the payment of initial franchise fees ranging from $5,000 to $35,000.

●	Require the payment of on-going royalty payments ranging from 2% to 6% of net sales at the franchise location. In addition, franchisees contribute ranging from 1% to 2% (total) of net sales to the marketing and brand development/advertising fund.

●	Franchisees are licensed the right to use the Muscle Maker Grill® or Pokemoto® trademarks, its confidential operating manual and other intellectual property in connection with the operation of a Muscle Maker Grill or Pokemoto restaurant at a location authorized by us.

●	Franchisees are granted a protected territory prohibiting the establishment of another Muscle Maker Grill or Pokemoto restaurant within a geographic territory, the scope of which is the subject of negotiation between Muscle Maker Development LLC or Poke Co Holdings LLC and the franchisee.

●	Franchisees are required to offer only those food products that are authorized by Muscle Maker Development LLC or Poke Co Holdings LLC, prepared using our proprietary recipes; and may obtain most supplies only from suppliers that are approved or designated by Muscle Maker Development LLC or Poke Co Holdings LLC. Muscle Maker Development LLC or Poke Co Holdings LLC receives rebates from various vendors or distributors based on total system wide purchases.

●	As partial consideration for payment of the initial franchise fee and on-going royalties, Muscle Maker Development LLC or Poke Co Holdings LLC loans its franchisees a copy of its confidential operating manual.

●	Administers the advertising/brand development fund and provides franchisees with pre-opening and on-going assistance including site selection assistance, pre-opening training, and in-term training.

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

Our Marketing and Advertising

We promote our restaurants and products through multiple advertising campaigns. The campaigns aim to deliver our message of fresh and healthy-inspired product offerings. The campaign emphasizes our points of differentiation, from our fresh ingredients and in-house preparation to the preparation of our healthy inspired meals.

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

Since Sadot is widely diversified in global agribusiness markets, there are no material seasonal fluctuations in overall global processing volumes and the sale and distribution of its products and services. There is a degree of seasonality in the growing cycles, procurement, and transportation of our principal raw materials: oilseeds, corn, wheat, and other grains.

The prices of agricultural commodities, which may fluctuate significantly and change quickly, directly affect our Company’s working capital requirements. Working capital requirements have historically trended with inventory levels. No material part of the Company’s business is dependent upon a single customer or very few customers.

Our Intellectual Property

We have registered Pokemoto®, SuperFit Foods®, Muscle Maker Grill®, Meal Plan AF®, MMG Burger Bar® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and Muscle Maker Grill® in one foreign country. Our brand campaign, Great Food with Your Health in Mind™, has also been approved for registration with the United States Patent and Trademark Office. We have also filed for the for the trademarks “get in the aloha state of mind” and “meal prep and chill”, which are currently pending with the United States Patent and Trademark Office In addition, the Muscle Maker Grill, Pokemoto and SuperFit Foods logos, recipes, trade dress, packaging, website name and address and Facebook, Instagram, Twitter and other social media and internet accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so and to oppose vigorously any infringement or dilution of the service marks or trademarks in such countries. We maintain the recipe for our healthy inspired recipes, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information.

Our Competition

Restaurant Division

We operate in the restaurant industry, which is highly competitive and fragmented. The number, size and strength of competitors vary by region. Our competition includes a variety of locally owned restaurants and national and regional chains that offer dine-in, carry-out and delivery services as well as meal prep companies. Our competition in the broadest perspective includes restaurants, pizza parlors, convenience food stores, delicatessens, supermarkets, third party delivery services, direct to consumer meal prep and club stores. However, we indirectly compete with fast-casual restaurants, including Chipotle and Panera Bread, among others, and with healthy inspired fast-casual restaurants, such as Pokeworks, Freshii and Veggie Grill as well as direct-to-consumer meal prep such as Freshly, among others.

We believe competition within the fast-casual restaurant and meal prep segments is based primarily on ambience, price, taste, quality and the freshness of the menu items. We also believe that QSR competition is based primarily on quality, taste, speed of service, value, brand recognition, restaurant location and customer service. We believe the restaurant industry has changed over the past few years due to the COVID-19 specifically as it relates to delivery and how consumers interact with brands. This changing environment will require flexibility and the ability to rapidly make adjustments.

As consumer preferences continue to evolve into healthier eating options, most restaurants are developing healthier menu choices. As more restaurants offer healthier options, the competition for our product offerings becomes more intense and could pose a significant threat to future revenues. However, we believe our experience, size and flexibility allows Muscle Maker, Inc’s portfolio of Companies to adapt faster than many other restaurant concepts.

Sadot

Sadot operates in the global agribusiness industry. We have significant competition in the markets in which we operate based principally on price, foreign exchange rates, quality, global supply and alternative products. Given the commodity-based nature of our business, Sadot, on an ongoing basis, expects to focus on managing unit costs and improving efficiency through technology improvements and productivity enhancements.

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

Our computer systems are designed to assist in the management of MMI. The systems also provide corporate headquarters and our operations team with quick access to detailed business data and reduces the time spent by our managers on administrative needs. The systems also provide sales, bank deposit and variance data to our accounting department.

Third party delivery and meal prep/plan sales are ordered using online software or apps with reports generated through various software packages provided by the third-parties.

Our Corporate Structure

Overview: Muscle Maker, Inc. serves as a holding company of the following subsidiaries:

●	Muscle Maker Development, LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019, for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees.

●	Muscle Maker Corp. LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019, for the purposes of developing new corporate stores and to also operate these new and existing corporate restaurants which presently holds the following entities:

○	MMG Ft. Bliss, Inc, a wholly owned subsidiary, which was formed in Texas on January 28, 2016, to run a Company-owned restaurant.

○	MMG Tribeca, Inc, a wholly owned subsidiary, which was formed in New Jersey on July 21, 2026, to run a Company-owned restaurant.

●	Muscle Maker USA, Inc., a directly wholly owned subsidiary, which was formed in Texas on March 14, 2019, for the purpose of holding specific assets related to a company financing arrangement.

●	Muscle Maker Development International. LLC, a directly wholly owned subsidiary, which was formed in Nevada on November 13, 2020, to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.

●	SuperFit Foods, LLC, a directly wholly owned subsidiary, which was formed in Nevada on February 23, 2021, for the purpose of running our subscription based fresh-prepared meal prep business located in Jacksonville, Florida.

●	TNB Holdings LLC, a directly wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location which presently holds the following entities:

○	Pokemoto LLC, a directly wholly owned subsidiary, which was formed in Nevada on August 19, 2021, to serve as a holding company of the following subsidiaries.

■	TNB Holdings II LLC, a directly wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

■	LB Holdings LLC, a wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

■	GLL Enterprises LLC, a wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

■	PKM Stamford LLC, a wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

■	Poke Co LLC, a wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.

■	Pokemoto Orange Park LLC, a wholly owned subsidiary, which was formed in Nevada on March 31, 2022 for the purpose of running Company-owned locations.

■	Pokemoto Kansas LLC, a wholly owned subsidiary, which was formed in Nevada on July 28, 2022 for the purpose of running Company-owned locations.

●	Poke Co Holdings LLC, a directly wholly owned subsidiary, which was formed in Connecticut on July 18, 2018 to franchise the Pokemoto name and business system to qualified franchisees.

●	Sadot LLC, a directly wholly owned subsidiary, which was formed in Delaware on October 19, 2022 to participate in activities such as sourcing, distributing and production of agriculture products.

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

Developments related to COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, have adversely impacted, and may continue to adversely impact our business and results of operations. The impacts of COVID-19 have included the loss of revenues due to store closures, reduced store-level operations, full or partial dining room closures and other restrictions on our business and operations. During 2021 and 2022, the overall adverse impact of COVID-19 on our operations was less significant than in 2020, but we continued to see negative impacts as of the end of 2022 due to COVID-19 outbreaks and resulting government restrictions limiting mobility, difficulty in hiring employees, availability of key ingredients and inflationary pressures across multiple parts of our business.

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

Our success is heavily reliant on our Concepts’ franchisees, and the COVID-19 pandemic has caused and may continue to cause financial distress for certain franchisees, particularly those located in areas most significantly impacted by the COVID-19 pandemic. As a result of this distress, certain of our franchisees have been unable to, or in the future may be unable to, meet their financial obligations to us as they come due, including the payment of royalties, or other amounts due to us. Additionally, certain of our franchisees have been unable to, or in the future may be unable to make payments to landlords, distributors and key suppliers, as well as payments to service any debt they may have outstanding. Franchisee financial distress has also led to, and may continue to lead to, permanent store closures and delayed or reduced new franchisee development, which may further harm our results and liquidity.

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

We could be materially impacted in the future if a more severe variant would arise causing disruptions far more severe than we have experienced. In such circumstances, Sadot may be unable to perform fully on its contractual obligations, critical global supply chain and logistical networks may be affected, and costs and working capital needs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products that Sadot produces, particularly ingredients that go into food and beverages that support the food services channels, could be materially impacted from a prolonged COVID-19 variant outbreak or significant local resurgences of the virus, leading to additional government-imposed lockdowns, quarantines, or other restrictions.

Moreover, if conditions related to the COVID-19 pandemic result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity and capital structure could be adversely impacted.

Inflationary pressures across all services, equipment, commodities, labor, rent and other areas of the business may cause a negative impact on our financial results if we are not able to pass these increased costs in the form of price increases to consumers or find alternative options to reduce costs.

The global supply chain is currently experiencing extensive inflationary pressures across most segments of the economy. While these increases may be temporary, we may have to implement price increases in order to maintain acceptable margins. We have no ability to predict how long these increased costs will last and if consumers will be able or willing to accept retail price increases, decreased portion sizes, alternative ingredients or other measures to offset the overall rise in our cost structure. Without being able to pass along these increases in costs to consumers, we may experience a negative impact on our margins.

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

We require significant capital in relation to our Sadot operations, including continuing access to credit markets, to operate our current business and fund our growth strategy. Our working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly. Moreover, the expansion of our business and pursuit of acquisitions or other business opportunities may require significant amounts of capital. Access to credit markets and pricing of our capital is dependent upon maintaining sufficient credit ratings from credit rating agencies. Sufficient credit ratings allow us to access cost competitive tier one commercial paper markets. If we are unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected. If we are unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict our current operations and our growth opportunities. We manage this risk with constant monitoring of credit/liquidity metrics, cash forecasting, and routine communications with credit rating agencies regarding risk management practices.

LIBOR (London Interbank Offered rate) has been the subject of recent proposals for international reform, and it is anticipated LIBOR will be discontinued or modified by June 2023. Our variable rate debt, credit facilities, certain derivative agreements, and commercial agreements may use LIBOR as a benchmark for establishing interest rates. Although we do not expect that a transition from LIBOR will have a material adverse impact on its financing costs, the Company continues to monitor developments.

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

Our Company faces significant competition in each of its businesses and has numerous competitors, who can be different depending upon each of the business segments in which we participate. We compete for the acquisition of inputs such as raw materials, transportation services, and other materials and supplies, as well as for workforce and talent.

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

Competition in our Sadot division impacts our ability to generate and increase our gross profit as a result of the following factors: Pricing of our products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring idled capacity on-line, build new production capacity or execute aggressive consolidation; many of the products bought and sold by our Company are global commodities or are derived from global commodities that are highly price competitive and, in many cases, subject to substitution; significant changes in exchange rates of foreign currencies versus the U.S. dollar, particularly the currencies of major crop growing countries, could also make goods and products of these countries more competitive than U.S. products; improved yields in different crop growing regions may reduce the reliance on origination territories in which we have a significant presence; and continued merger and acquisition activities resulting in further consolidations could result in greater cost competitiveness and global scale of certain players in the industry, especially when acquirers are state-owned and/or backed by public funds and have profit and return objectives that may differ from publicly traded enterprises. To compete effectively, our Company focuses on safely improving efficiency in its production and distribution operations, developing and maintaining appropriate market presence, maintaining a high level of product safety and quality, supporting socially responsible and sustainable practices, promoting environmental responsibility, and working with customers to develop new products and tailored solutions.

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

Our restaurant division growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system, especially in our Pokemoto division. We may be unsuccessful in opening new Company-operated or franchised restaurants or establishing new markets, which could adversely affect our growth.

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

As part of our long-term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience through Company-operated restaurant growth and through franchise development agreements. The challenges of entering new markets include but are not limited to: difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; food distribution networks; lack of marketing efficiencies; operational support efficiencies; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important to Company-operated and franchised restaurants in our existing markets. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing restaurants, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system could require the implementation, expense and successful management of enhanced business support systems, management information systems and financial controls as well as additional staffing, franchise support and capital expenditures and working capital.

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

We incur costs and expend other resources in our marketing efforts on new menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising and other initiatives than we are able to. Should our competitors increase spending on marketing and advertising and other initiatives, or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items and restaurant designs and remodels be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. Our SuperFit Foods division relies heavily on web based, social media and local marketing to generate new clients. The meal prep industry has a high cost of customer acquisition, and our marketing efforts may not prove to be successful in generating new clients.

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

If any of our distributors or suppliers perform inadequately, or our distribution or supply relationships are disrupted for any reason, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from our menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, although we provide modestly priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers, including price increases with respect to ground beef, chicken, seafood, produce, dairy, packaging or other commodities. These potential changes in food and supply costs could have a material adverse effect on our business, financial condition and results of operations.

Failure to manage our growth in the restaurant division effectively could harm our business and operating results

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

Our revenue projections consist of both Company-operated and franchised locations. Our growth plans call for an aggressive approach to Pokemoto franchise unit level sales and subsequent openings. As approximately 57% of our restaurants are franchised as of December 31, 2022, our financial results are dependent in significant part upon the operational and financial success of our franchisees. In the event we cannot meet these forecasts due to the inability to sell franchise locations in certain states, are prevented from selling franchises due to historical performance, government regulations, licensing, state registrations, or other factors, we will have a material negative impact on future revenues. Our revenue model and cash flows rely heavily on initial franchise fees, ongoing 2% to 6% royalties of total net sales and vendor rebates on total purchases and services from franchised locations. A significant reduction in the total number of units sold and subsequently opened would have a material adverse effect on future revenues. We also collect rebates from some vendors supplying franchisees for food purchases, services and materials. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for the anticipated success of our entire system of restaurants and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Muscle Maker Grill or Pokemoto restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised restaurants would reduce our royalty revenues and other sources of income and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

The interests of our franchisees may conflict with ours or yours in the future and we could face liability from our franchisees or related to our relationship with our franchisees.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchisee/franchisor relationship. This may lead to disputes with our franchisees, and we expect such disputes to occur from time to time in the future as we continue to offer franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows even if we have a successful outcome in the dispute.

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

Food-borne illnesses, such as E. coli, Listeria, Salmonella, Cyclospora and Trichinosis, and food safety issues, such as food tampering, contamination (including with respect to allergens) and adulteration or food- or beverage-borne illness, occur or may occur within our system from time to time. Furthermore, due to the COVID-19 pandemic, there are now stricter health regulations and guidelines and increased public concern over food safety standards and controls. Any report or publicity linking us or one of our Concepts’ restaurants or linking our competitors or the retail food industry generally, to instances of food- or beverage-borne illness or food safety issues, could adversely affect us and possibly lead to product liability claims, litigation, governmental investigations or actions, and damages. Moreover, the reliance of our concepts’ restaurants on third-party food suppliers and distributors and increasing reliance on food delivery aggregators increases the risk that food or beverage-borne illness incidents and food safety issues could be caused by factors outside of our direct control. If a customer of one of our Concepts’ restaurants becomes ill from food or beverage-borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which could disrupt our operations and materially and adversely affect our business. In addition, instances or allegations of food or beverage-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, or our suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect either our or our concepts’ franchisees’ revenues and profits. The occurrence of food or beverage-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

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

In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, our franchisees, vendors and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information, usernames and passwords and credit card information and our franchisees collect similar information. Some of this personal information is held and managed by our franchisees and certain of our vendors. A third-party may be able to circumvent the security and business controls we use to limit access and use of personal information, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties, indemnification claims and potential litigation against us which could negatively impact our results of operations and financial condition. As a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems or those of our franchisees or vendors, even if no breach has been attempted or has occurred, can adversely impact our brand and reputation, and thereby materially impact our business.

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

As our reliance on technology has increased, so have the risks posed to our systems. We rely heavily on our computer systems and network infrastructure across operations including, but not limited to, point-of-sale processing at our restaurants, online/web-based transactions at SuperFit Foods and third-party delivery and loyalty apps as well as the systems of our third-party vendors to whom we outsource certain administrative functions. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disruption or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from problems with transitioning to upgraded or replacement systems, internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If any of our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our future financial condition and results of operations. To the extent that some of our reporting systems require or rely on manual processes, it could increase the risk of a breach due to human error.

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

We have registered Muscle Maker Grill®, Pokemoto®, SuperFit Foods and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office. The Muscle Maker Grill® trademark is also registered in some form in one foreign country. Our current brand campaign, “Great Food with Your Health in Mind” has also been approved for registration with the United States Patent and Trademark Office. We have also filed for the for the trademarks “get in the aloha state of mind” and “meal prep and chill”, which are currently pending with the United States Patent and Trademark Office. In addition, the Muscle Maker Grill, Pokemoto and SuperFit Foods logos, recipes, trade dress, packaging, website names and addresses (www.musclemakergrill.com, www.pokemoto.com and www.superfitfoods.com) and Facebook, Instagram, Twitter and other social media and internet accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

We rely upon the accumulated knowledge, skills and experience of our executive officers and significant employees. Our executive officers and significant employees have significant experience in the food service industry. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our brand and financial results. We also do not maintain any key man life insurance policies for any of our employees.

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

We are also subject in the ordinary course of business to employee claims against us based, among other things, on discrimination, harassment, wrongful termination or violation of wage and labor laws. Such claims could also be asserted against us by employees of our franchisees. Moreover, claims asserted against franchisees may at times be made against us as a franchisor. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of any resulting lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business, brand image, employee recruitment, financial condition, operating results or cash flows.

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

Our business is subject to the risk of litigation by employees, consumers, suppliers, franchisees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time-to-time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked.

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

In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators, management personnel and other employees. Qualified individuals needed to fill these positions can be in short supply in some geographic areas. In addition, limited-service restaurants have traditionally experienced relatively high employee turnover rates. Our franchisees’ ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations or cash flows. If we or our franchisees are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could also result in higher labor costs.

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

These laws and regulations change regularly and are increasingly complex. For example, we are subject to:

●	The Americans with Disabilities Act in the U.S. and similar laws that provide protection to individuals with disabilities in the context of employment, public accommodations and other areas.

●	The U.S. Fair Labor Standards Act as well as a variety of similar laws, which govern matters such as minimum wages, and overtime, and the U.S. Family and Medical Leave Act as well as a variety of similar laws which provide protected leave rights to employees.

●	Employment laws related to workplace health and safety, non-discrimination, non-harassment, whistleblower protections, and other terms and conditions of employment.

●	Laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act in the U.S.

●	Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling.

●	Laws relating to state and local licensing.

●	Laws relating to the relationship between franchisors and franchisees.

●	Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws regulating the use of certain “hazardous equipment”, building and zoning and fire safety and prevention.

●	Laws and regulations relating to union organizing rights and activities.

●	Laws relating to information security, privacy (including the European Union’s GDPR and California’s CCPA and CPRA), cashless payments and consumer protection.

●	Laws relating to currency conversion or exchange.

●	Laws relating to international trade and sanctions.

●	Tax laws and regulations.

●	Anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act.

●	Environmental laws and regulations, including with respect to climate change and greenhouse gas emissions.

●	Federal and state immigration laws and regulations in the U.S.

●	Regulations, health guidelines and safety protocols related to the COVID-19 pandemic.

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

Our Company is subject to numerous laws, regulations, and mandates globally which could adversely affect our operating results and forward strategy.

Our Company does business globally, connecting crops and markets in various countries, and is required to comply with laws and regulations administered by the United States federal government as well as state, local, and non-U.S. governmental authorities in numerous areas including: accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, environmental, product safety, and handling and production of regulated substances. Our Company might face challenges from U.S. and foreign tax authorities regarding the amount of taxes due including questions regarding the timing, amount of deductions, the allocation of income among various tax jurisdictions and further risks related to changing tax laws domestically and globally. Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject our Company to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions, and recalls of its products and damage to its reputation.

Government policies, mandates, and regulations specifically affecting the agricultural sector and related industries; regulatory policies or matters that affect a variety of businesses; taxation polices; and political instability could adversely affect our Company’s operating results.

Agricultural production and trade flows are subject to government policies, mandates, regulations and trade agreements, including taxes, tariffs, duties, subsidies, incentives, foreign exchange rates and import and export restrictions, including policies related to genetically modified organisms, traceability standards, sustainable practices, product safety and labeling, renewable fuels, and low carbon fuel mandates. These policies can influence the planting of certain crops; the location and size of crop production; whether unprocessed or processed commodity products are traded; the volume and types of imports and exports; the availability and competitiveness of feedstocks as raw materials; the viability and volume of production of certain of our products; and industry profitability. International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Regulations of financial markets and instruments, including the Dodd-Frank Act, Consumer Protection Act, and the European Market Infrastructure Regulation, create uncertainty and may lead to additional risks and costs, and could adversely affect our futures commission merchant business and our agricultural commodity risk management practices. Future government policies may adversely affect the supply of, demand for, and prices of our products; adversely affect our ability to deploy adequate hedging programs; restrict our ability to do business in our existing and target markets; and adversely affect our revenues and operating results.

Our Company’s operating results could be affected by political instability and by changes in monetary, fiscal, trade, and environmental policies, laws, regulations, and acquisition approvals, creating risks including, but not limited to: changes in a country’s or region’s economic or political conditions, local labor conditions and regulations, and safety and environmental regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions on currency exchange activities; currency exchange fluctuations; burdensome taxes and tariffs; enforceability of legal agreements and judgments; adverse tax, administrative agency or judicial outcomes; and regulation or taxation of greenhouse gases. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit our ability to transact business in these markets. Our Company benefits from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Increases in tariff and restrictive trade activities around the world (e.g., the U.S.-China trade relations dispute, Iran sanctions) could negatively impact our ability to enter certain markets or the price of products may become less competitive in those markets.

Our strategy involves expanding the volume and diversity of crops it merchandises and processes, expanding the global reach of our core model, expanding our value-added product portfolio, and expanding the sustainable agriculture programs and partnerships it participates in. Government policies including, but not limited to, antitrust and competition law, trade restrictions, food safety regulations, sustainability requirements and traceability, can impact our ability to execute this strategy successfully.

Upon the expansion of our operations internationally, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We have expanded our operations outside the United States for both our restaurant divisions and Sadot. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our franchisees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

The availability and prices of the agricultural commodities and agricultural commodity products we procure, transport, store, process, and merchandise can be affected by climate change, weather conditions, disease, government programs, competition, and various other factors beyond our control and could adversely affect our operating results.

The availability and prices of agricultural commodities are subject to wide fluctuations, including impacts from factors outside our control, such as changes in weather conditions, climate change, rising sea levels, crop disease, plantings, government programs and policies, competition and changes in global demand, which could adversely affect our operating results. Our Company uses a global network of procurement, processing, as well as robust communications between global commodity merchandiser teams, to continually assess price and basis opportunities. Management-established limits (including a corporate wide value-at-risk metric), with robust internal reporting, help to manage risks in pursuit of driving performance. Additionally, we depend globally on agricultural producers to ensure an adequate supply of agricultural commodities.

Reduced supply of agricultural commodities could adversely affect our profitability by increasing the cost of raw materials and/or limiting our ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner. High and volatile commodity prices can place more pressures on short-term working capital funding. Conversely, if supplies are abundant and crop production globally outpaces demand for more than one or two crop cycles, price volatility is somewhat diminished. This could result in reduced operating results due to the lack of supply chain dislocations and reduced market spread and basis opportunities.

Advances in technology, such as seed and crop protection, farming techniques, storage and logistics, and speed of information flow, may reduce the significance of dislocations and arbitrage opportunities in the agricultural global markets, which may reduce the earnings potential of agricultural merchandisers and processors.

We are exposed to potential business disruption including, but not limited to, disruption of transportation services, disruption in the supply, and other impacts resulting from acts of terrorism or war, natural disasters, pandemics, severe weather conditions, accidents, or other planned disruptions, which could adversely affect our operating results.

Our operations rely on dependable and efficient transportation services the disruption of which could result in difficulties supplying materials to our facilities and impair our ability to deliver products to our customers in a timely manner. Certain factors which may impact the availability of agricultural commodity raw materials are out of our control including, but not limited to, disruptions resulting from weather, high or low river water conditions, economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, interruption of energy supply and unavailable or poor supplier credit conditions.

We are continuing to enhance and deploy additional food safety and security procedures and controls to appropriately mitigate the risks of any adulteration of the Company’s products in the supply chain.

We are exposed to the risk of natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.

Our headquarters, Company-operated and franchised restaurant locations, third-party sole distributor and our facilities, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, blizzards, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures may disrupt our and our franchisees’ business and may adversely affect our and our franchisees’ ability to obtain food and supplies and sell menu items. Our business may be harmed if our or our franchisees’ ability to obtain food and supplies and sell menu items is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our and our franchisees’ revenues, properties or operations. Such events could result in physical damage to one or more of our or our franchisees’ properties, the temporary closure of some or all of our Company-operated restaurants, franchised restaurants and third-party distributor, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods and supplies to our Company-operated and franchised restaurants and third-party distributor, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, all of which would increase the cost of doing business. These events also could have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could adversely affect our operations. Some of our restaurants are located on military bases.

Our Company may fail to realize the benefits of or experience delays in the execution of its growth strategy, which encompasses organic and inorganic initiatives, including those outside the U.S. and in businesses where our Company does not currently have a large presence.

As we execute our growth strategy, through both organic and inorganic growth, we may encounter risks which could result in increased costs, decreased revenues and delayed synergies. Growth in new geographies outside the U.S. can expose us to volatile economic, political and regulatory risks that may negatively impact our operations and ability to achieve our growth strategy. Expanding businesses where we have limited presence may expose us to risks related to the inability to identify an appropriate partner or target and favorable terms, inability to retain/hire strategic talent or integration risks that may require significant management resources that would have otherwise been available for ongoing growth or operational initiatives. Acquisitions may involve unanticipated delays, costs and other problems. Due diligence performed prior to an acquisition may not identify a material liability or issue that could impact our reputation or adversely affect results of operations resulting in a reduction of the anticipated acquisition benefits. Additionally, acquisitions may involve integration risks such as: internal control effectiveness, system integration risks, the risk of impairment charges related to goodwill and other intangibles, ability to retain acquired employees and other unanticipated risks.

Our risk management strategies may not be effective.

Our business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, foreign currency exchange rates and equity markets. Our Company monitors position limits and counterparty risks and engages in other strategies and controls to manage these risks. Our Company has an established commodity merchandising governance process that ensures proper position reporting and monitoring, limits approvals and executes training on trade compliance, commodity regulatory reporting controls and other policies. Our risk monitoring efforts may not be successful at detecting a significant risk exposure. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, it could adversely affect our operating results.

Human capital requirements may not be sufficient to effectively support global operations.

Our global operations function with trained individuals necessary for the warehousing, and shipping of raw materials for products used in other areas of manufacturing or sold as inputs or products to third-party customers. Our Company has various methods and tactics to mitigate potential shortfalls.

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

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the rules of the SEC and those of The NASDAQ Stock Market LLC (“NASDAQ “), NASDAQ Capital Market has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

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

Our stock price may be volatile.

The market price of our Common Stock has been highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond our control, including the following:

●	services by us or our competitors;

●	additions or departures of key personnel;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

As previously reported, on February 1, 2022, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ therein indicating that, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to the minimum bid price of $1.00 per share for continued listing on NASDAQ as set forth in NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until August 1, 2022, to regain compliance. On August 2, 2022, the Company received a second letter from the Staff advising that the Company had been granted an additional 180 calendar days, or to January 30, 2023, to regain compliance with the Minimum Bid Price Requirement, in accordance with NASDAQ Listing Rule 5810(c)(3)(A).

On January 31, 2023, we received a letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ notifying us that, based upon our non-compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on NASDAQ as set forth in NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as of January 31, 2023, we would need to request a hearing to appeal the determination.

We requested a hearing before a NASDAQ Hearings Panel (the “Panel”) on February 7, 2023. The hearing was scheduled for March 23, 2023. On March 2, 2023, the Company received notice from Nasdaq confirming that the Company has cured its bid price deficiency and has fully regained compliance with the Minimum Bid Price Rule.

If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price per share of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the NYSE American or NASDAQ Capital Market and if the price of our Common Stock is less than $5.00 per share, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any such transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive; (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore stockholders may have difficulty selling their shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of the year ended December 31, 2022, our corporate office is located at 1751 River Run, Ste 200 Fort Worth, TX 76107. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

Currently Operating System-Wide Restaurants

As of March 21, 2023, Company-operated, franchised and total system-wide restaurants by jurisdiction are:

State	Company-Owned Restaurants	Franchised Restaurants	Total Restaurants
California	—	2	2
Connecticut	6	7	13
Florida	3	—	3
Georgia	1	—	1
Kansas	1	—	1
Maryland	1	—	1
Massachusetts	—	3	3
Mississippi	—	1	1
New Jersey	—	3	3
New York	2	3	5
Oklahoma	1	—	1
Pennsylvania	1	—	1
Tennessee	—	1	1
Texas	1	3	4
Virginia	3	—	3
Washington	—	1	1
Kuwait	—	2	2
TOTAL	20	26	46

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the legal proceedings that have become a reportable event, or which have had developments during the year ended December 31, 2022.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas in El Paso County #2019DCV0824. The contractor is claiming a breach of contract and is seeking $32,809 in damages for services claimed to be rendered by the contractor. As of December 31, 2022, the Company accrued $30,000 for the liability in accounts payable and accrued expenses.

On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of December 31, 2022, the Company has accrued for the liability in accounts payable and accrued expenses.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The high and low per share closing sales prices of the Company’s stock on the NASDAQ Market (ticker symbol: GRIL) for each quarter for the years ended December 31, 2022 and 2021 were as follows:

Quarter Ended	High	Low
March 31, 2021	$3.02	$1.81
June 30, 2021	$2.37	$1.20
September 30, 2021	$1.42	$0.99
December 31, 2021	$1.67	$0.69
March 31, 2022	$0.76	$0.35
June 30, 2022	$0.59	$0.34
September 30, 2022	$0.46	$0.35
December 31, 2022	$0.92	$0.31

Transfer Agent

Our transfer agent is Computershare, Inc., located at, 462 South 4th Street, Suite 1600, Louisville, KY 40202, and its telephone number is 1-877-373-6374.

Holders

As of February 10, 2023, there were 6,383 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2022 and 2021, we had warrants to purchase an aggregate of 18,033,640 and 20,284,016 shares of common stock, respectively, outstanding with a weighted average exercise price of $1.93 and $1.66 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information, as of December 31, 2022, with respect to equity securities authorized for issuance under compensation plans:

Plan category	No. of securities to be issued upon exercise of outstanding options under the plan	Weighted-average exercise price of outstanding options under the plan	No. of securities remaining available for future issuance

Equity compensation plans approved by security holders	312,500	$0.41	562,380
Equity compensation plans not approved by security holders	—	$—	—

Total	312,500	$0.41	562,380

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201I of Regulation S-K.

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

On February 7, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with business and marketing advice as needed. The term of the agreement is for five months from the effective date on February 7, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 60,000 shares of common stock upon the effective date of the agreement with the remaining 40,000 to be issued upon the successful completion of the agreement. As of December 31, 2022, the Company issued the remaining 40,000 shares of common with a grant date fair value of $42,400 pursuant to the terms of the agreement.

On February 11, 2021, the Company issued an aggregate of 221,783 shares of common stock the Company to various executives and an employee pursuant to the approval of the compensation committee under the 2020 Plan.

On March 8, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with financial and business. The term of the agreement is for five months from the effective date on March 8, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 70,000 shares of common stock upon the effective date of the agreement with the remaining 30,000 to be issued upon the successful completion of the agreement. As of December 31, 2022, the Company issued the remaining 30,000 shares of common with a grant date fair value of $31,800 pursuant to the terms of the agreement.

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

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor for a private placement pursuant to which the investor agreed to purchase from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of common stock (the “common warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of common stock (the “pre-funded warrant”). Each share and accompanying common warrant were sold together at a combined offering price of $2.43 per share and common warrant, and each pre-funded warrant and accompanying common warrant is being sold together at a combined offering price of $2.42 per pre-funded warrant and accompanying common warrant. The pre-funded warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the pre-funded warrant is fully exercised. The common warrant has an exercise price of $2.43 per share, are immediately exercisable and will expire 5.5 years from the date of issuance. The private placement closed on April 9, 2021.

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

On May 14, 2021, the Company and the former owners of the Poke Entities II (as defined below) entered into a Membership Interest Exchange Agreement pursuant to which the Company acquired Poke Co Holdings LLC, GLL Enterprises LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, the Poke Entities II”) in exchange for shares of common stock of the Company valued at $1,250,000. The Company issued 880,282 shares of common stock of the Company. The price per share was determine by using the 10-day trading average preceding the date of closing.

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

On November 17, 2021, the Company entered into a Securities Purchase Agreement with accredited investors for a private placement pursuant to which the investors (the “Purchasers”) purchased from the Company for an aggregate purchase price of approximately $15,000,000 (i) 6,772,000 shares (the “shares”) of common stock of the Company, (ii) a common stock purchase warrant to purchase up to 10,830,305 shares of common stock (the “November common warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 4,058,305 shares of common stock (the “pre-funded warrant”). Each share and accompanying November common warrant was sold together at a combined offering price of $1.385 per share and November common warrant, and each pre-funded warrant and accompanying November common warrant was sold together at a combined offering price of $1.3849 per pre-funded warrant and accompanying November common warrant. The November pre-funded warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the November pre-funded warrant is fully exercised. The November common warrant will have an exercise price of $1.385 per share, are immediately exercisable and will expire 5 years from the date of issuance. The private placement closed on November 22, 2021.

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

On June 8, 2022, the Company authorized the issuance of 5,000 shares of common stock to a contractor for work done at a Company owned location.

On June 30, 2022, the Company recognized 30,910 shares of common stock for book purposes to reconcile the shares outstanding to the transfer agent report.

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

On November 29, 2022, the Company authorized the issuance of an aggregate of 438,085 shares of common stock in connection with the exercise of pre-funded warrants.

On January 5, 2023, the Company authorized the issuance of an aggregate of 31,308 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022. The Company accrued for the liability as of December 31, 2022.

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

Issuer Purchases of Equity Securities

None.

ITEM 6.  RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Muscle Maker, Inc. (“Muscle Maker”), together with its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Muscle Maker. “Muscle Maker Grill”, “SuperFit Foods”, “Pokemoto”, and “Sadot” refers to the names under which our corporate and franchised restaurants do business depending on the concept. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

The Company operates under the name Muscle Maker Grill, Pokemoto, SuperFit Foods and Sadot and is a franchisor and owner operator of Muscle Maker Grill restaurants, Pokemoto restaurants, SuperFit Foods Meal Prep and Sadot. As of December 31, 2022, the Company’s restaurant and meal prep system included 19 Company-owned restaurants, 25 franchise restaurants and 34 SuperFit Foods pick up locations. As of December 31, 2022, the Company has franchise agreements for 46 Pokemoto franchises that have sold but have not opened. In addition to these restaurants, the Company also operates with the following brand names under our ghost kitchen model: Meal Plan AF, Muscle Maker Burger Bar, Bowls Deep, Burger Joe’s, Wrap It Up, Salad Vibes, Mr. T’s House of Boba and Gourmet Sandwich. Our direct mail to consumer meal prep/plan program operates under the musclemakerprep.com and superfitfoods.com websites.

As of December 31, 2022, MMI consisted of five operating segments:

●	Muscle Maker Grill Restaurant Division

●	Pokemoto Hawaiian Poke Restaurant Division

●	Non-Traditional (Hybrid) Division

●	SuperFit Foods Meal Prep Division

●	Sadot Division

Muscle Maker, Inc. is our parent company. We own and operate three unique “healthier for you” restaurant concepts within our portfolio of companies: Muscle Maker Grill restaurants, SuperFit Foods and Pokemoto restaurants. Non-Traditional (Hybrid) Division is a combination of the aforementioned brands and provides its own unique experience for the customer. Non-Traditional (Hybrid) locations are designed for unique locations such as universities and military bases. Our Company was founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. We believe our portfolio of companies directly satisfy these consumer needs. We take focus on lean proteins, fresh fruits and vegetables, proprietary sauces, whole grains and various other items like protein shakes, meal plans, specialty drinks and super foods. Each of our three concepts offers different menus that are tailored to specific consumer segments. We operate in the fast-casual and meal prep segments of the restaurant industry. We believe our “healthier for you” inspired concepts deliver a highly differentiated customer experience. In 2022 Muscle Maker, Inc created the Sadot Division. Sadot is focused on international food commodity shipping, farming, sourcing and production of key ingredients such as soy meal, corn, wheat, food oils, etc. Sadot was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the whole spectrum of the food chain.

On October 19, 2022, MMI formed Sadot LLC, a Delaware limited liability company and a wholly owned subsidiary of MMI. Sadot is focused on international food commodity shipping, farming, sourcing and production of key ingredients such as soy meal, corn, wheat, food oils, etc. A typical shipment contains 25,000 to 75,000 metric tons of product, although some transactions can be smaller. Sadot was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the whole spectrum of the food chain.

On November 14, 2022, MMI, Sadot and Aggia LLC FC, a company formed under the laws of United Arab Emirates (“Aggia”) entered into a Services Agreement whereby Sadot engaged Aggia to provide certain advisory services to Sadot for creating, acquiring and managing Sadot’s business of wholesaling food and engaging in the purchase and sale of physical food commodities. As consideration for Aggia providing the services to Sadot, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot generating net income measured on a quarterly basis at per share price of $1.5625, subject to equitable adjustments for any combinations or splits of the Common Stock. The Company may only issue authorized, unreserved Shares of Common Stock. The Company will not issue Aggia in excess of 14,424,275 shares representing 49.999% of the number of issued and outstanding shares of Common Stock. Further, once Aggia has been issued a number of Shares constituting 19.99% of the issued and outstanding shares of Common Stock of the Company, no additional Shares shall be issued to Aggia unless and until this transaction has been approved by the shareholders of the Company. In the event that the Shares Cap has been reached, then the remaining portion of the net income, if any, not issued as Shares shall accrue as debt payable by Sadot to Aggia until such Debt has reached a maximum of $71,520,462.

We believe our healthy-inspired restaurant concept delivers a highly differentiated customer experience by combining the quality and hospitality that customers commonly associate with our full service and fast-casual restaurant competitors with the convenience and value customers generally expect from traditional fast-food restaurants. The foundation of our brand is based on our core values of quality, empowerment, respect, service and value.

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

As of December 31, 2022, the Company had a cash balance, a working capital surplus and an accumulated deficit of $9,898,420, $4,032,888, and $79,355,064, respectively. During the year ended December 31, 2022, the Company incurred a Pre-tax net loss of $7,937,657 and Net cash used in operations of $198,629. The Company believes that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.

Key Financial Definitions

Total Revenues

Our revenues are derived from four primary sources: Physical Commodity sales, Company restaurant sales, Franchise revenues and vendor rebates from Franchisees. Franchise revenues are comprised of Franchise royalty revenues collected based on 2% to 6% of franchisee net sales and other franchise revenues which include initial and renewal franchisee fees. Vendor rebates are received based on volume purchases or services from franchise owned locations. In addition, we have Other revenues which consists of gift card breakage, which is recognized when we determine that there is no further legal obligation to remit the unredeemed gift card balance.

Commodity Operating Expenses

Commodity Cost

Commodity cost include the direct cost associated with purchasing the physical food commodities. The cost includes cost of the inventory, insurance, shipping and other cost associated with transporting the physical food commodity. The components of Commodity cost are variable in nature, change with sales volume, logistics and are subject to fluctuations in Commodity costs.

Labor

Commodity labor cost consists of consulting fees paid for traders, logistics, and operations personal to perform the purchases and sale of physical food commodities. Similar to other cost items, we expect total Commodity labor costs to increase as our Commodity sales revenues grows.

Other Commodity Operating Expenses

Other commodity operating expenses, consist of food commodity purchase and sales expenses not inclusive of Commodity cost and Labor. These expenses are generally travel and office expense.

Restaurant Operating Expenses

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

Labor

Restaurant labor costs, consists of Company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our Company-operated restaurant-level team members. Like other cost items, we expect total restaurant labor costs at our Company-operated restaurants to increase due to inflation and as our Company restaurant revenues grow. Factors that influence labor costs include minimum wage and employer payroll tax legislation, mandated health care costs and operational productivity established by the management team. Our labor costs in 2021 was partially offset by employee retention tax credits provided by the Internal Revenue Service due to the impact of COVID-19.

Rent

Restaurant rent, consist of Company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. Our rent strategy in some locations consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides downside protection for lower volume locations.

Other Restaurant Operating Expenses

Other restaurant operating expenses, consist of Company-operated restaurant-level ancillary expenses not inclusive of Food and beverage, Labor and Rent expense. These expenses are generally marketing, advertising, merchant and bank fees, utilities, leasehold and equipment repairs, insurance and maintenance. A portion of these costs are associated with third party delivery services such as Uber Eats, Grub Hub, DoorDash and others. The fees associated with these third-party delivery services can range up to 25% of the total order being delivered. Management believes delivery is a critical component of our business model and industry trends will continue to push consumers towards delivery. We have adjusted our cost structure to reflect different pricing models, portion sizes, menu offerings and other considerations to potentially partially offset these rising costs of delivery.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses primarily consist of the depreciation of property and equipment and amortization of intangible assets.

Franchise Advertising Expenses

In accordance with Topic 606, the Company recognizes sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses.

Preopening Expenses

Preopening expense primarily consist of expenses associated with opening a Company-operated location and expenses related to Company-operated locations prior to the location opening.

Post-Closing Expenses

Post-closing expense primarily consist of expenses associated with closing a Company-operated location and expenses related to Company-operated locations after the location has closed.

Stock-based Consulting Expenses

Stock-based consulting expenses are related to consulting fees due to Aggia for Sadot operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80% of the Net income generated by the Sadot business segment. For the year ended December 31, 2022, $3,601,987 is recorded as Stock-based consulting expense in the accompanying Consolidated Statements of Operations and a corresponding liability is recorded as Accrued stock-based consulting expense in the accompanying Consolidated Balance Sheets. This expense is expected to be paid in stock in 2023.

Sales, General and Administrative Expenses

Sales, general and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including wages, benefits, travel expense, stock-based compensation expense, legal and professional fees, training, investor relations and other corporate costs. We incur incremental Sales, general and administrative expenses as a result of being a publicly listed company on the NASDAQ capital market. A certain portion of these expenses are related to the preparation of an initial stock offering and subsequent capital raises and should be considered one-time expenses.

Other (Expense) / Income

Other (expense) / income consists of amortization of debt discounts on the convertible notes, interest expense related to notes payable, Change in fair value of accrued compensation and gains on debt extinguishments in connection with the Paycheck Protection Program, (“PPP”) loan forgiveness.

Income Taxes

Income taxes represent federal, state and local current and deferred income tax expense.

Consolidated Results of Operations

The following table represents selected items in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively:

	For the Years Ended
	December 31,
	2022	2021
Revenues:
Commodity sales	$150,585,644	$—
Company restaurant sales, net of discounts	10,300,394	9,320,920
Franchise royalties and fees	726,854	778,181
Franchise advertising fund contributions	80,536	188,539
Other revenue	4,989	61,996
Total revenues	161,698,417	10,349,636

Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	145,671,454	—
Labor	346,750	—
Other commodity operating expenses	19,000	—
Total commodity operating expenses	146,037,204	—
Restaurant operating expenses:
Food and beverage costs	3,940,321	3,532,907
Labor	3,844,140	1,917,979
Rent	1,190,903	1,261,096
Other restaurant operating expenses	2,294,688	2,343,137
Total restaurant operating expenses	11,270,052	9,055,119
Impairment of intangible asset	347,110	1,139,908
Impairment of goodwill	—	86,348
Depreciation and amortization expenses	2,015,048	1,206,505
Franchise advertising fund expenses	80,536	188,539
Preopening expenses	116,728	31,829
Post-closing expenses	197,101	—
Stock-based consulting expenses	3,601,987	—
Sales, general and administrative expenses	6,149,801	8,088,682
Total costs and expenses	169,815,567	19,796,930
Loss from Operations	(8,117,150)	(9,447,294)

Other Income:
Other income / (expense)	44,944	(9,097)
Interest expense, net	(6,730)	(69,514)
Change in fair value of accrued compensation	—	127,500
Gain on debt extinguishment	141,279	1,228,308
Total other income, net	179,493	1,277,197

Loss Before Income Tax	(7,937,657)	(8,170,097)
Income tax	24,771	6,033
Net loss	$(7,962,428)	$(8,176,130)

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Revenues

Our revenues totaled $161,698,417 for the year ended December 31, 2022, compared to $10,349,636 for the year ended December 31, 2021. The $151,348,781 increase is primarily attributed to an increase in Commodity sales as a direct result of the formation of Sadot.

We generated Commodity sales of $150,585,644 for the year ended December 31, 2022. We did not have any Commodity sales for the year ended December 31, 2021. This represented an increase of $150,585,644, or 100%, which is attributable to the formation of Sadot, and the sales generated from physical food related commodities.

We generated Company restaurant sales, net of discounts, of $10,300,394 for the year ended December 31, 2022, compared to $9,320,920 for the year ended December 31, 2021. This represented an increase of $979,474, or 10.51%, which is mainly attributable to a full year of sales for Pokemoto restaurants and SuperFit Foods compared to 2021.

Franchise royalties and fees for the years ended December 31, 2022 and 2021 totaled $726,854 compared to $778,181, respectively. This represents a decrease of $51,327, or 6.60%. In 2021, the franchise fees were higher, primarily due to the closing of several Muscle Maker Grill Franchise restaurants, which corresponds to accelerating the recognition of initial franchise fees.

Franchise advertising fund contributions for the years ended December 31, 2022 and 2021 totaled $80,536 compared to $188,539, respectively. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $108,003 or 57.28%, is a direct result of the decrease in Muscle Maker Grill franchises and the national advertising services to benefit the brand as a whole.

Other revenues for the years ended December 31, 2022 and 2021 totaled $4,989 and $61,996, respectively. Other revenues consisted of gift card breakage recognized.

Operating Costs and Expenses

Operating costs and expenses primarily consist of Commodity costs, Restaurant food and beverage costs, Restaurant labor expense, Restaurant rent expense, Other restaurant operating expenses, Depreciation and amortization expenses and Sales, general and administrative expenses.

Commodity costs for the year ended December 31, 2022, totaled $145,671,454 or 96.74% as a percentage of Commodity sales. There was no Commodity cost for the year ended December 31, 2021. The $145,671,454 increase resulted from a new line of business operated by Sadot.

Commodity labor costs for the year ended December 31, 2022, totaled $346,750 or 0.23% as a percentage of Commodity sales. There were no Commodity labor costs for the year ended December 31, 2021. The $346,750 increase resulted from a new line of business operated by Sadot.

Other commodity operating expenses for the year ended December 31, 2022 totaled $19,000 or 0.01% as a percentage of Commodity sales There was no Other commodity operating expenses for the year ended December 31, 2021. The $19,000 increase resulted from a new line of business operated by Sadot.

Restaurant food and beverage costs for the years ended December 31, 2022 and 2021 totaled $3,940,321 or 38.25% as a percentage of Company restaurant net sales, and $3,532,907 or 37.90%, as a percentage of Company restaurant net sales, respectively. The $407,414 increase resulted from a full year of sales for Pokemoto restaurants and SuperFit Foods during the current year as compared to the prior year resulting in higher sales. Total restaurant food and beverage cost as a percentage of sales increased by 0.35% as a result of higher commodity prices in 2022.

Restaurant labor expense for the years ended December 31, 2022 and 2021 totaled $3,844,140, or 37.32%, as a percentage of Company restaurant net sales, and $1,917,979, or 20.58%, as a percentage of Company restaurant net sales, respectively. The $1,926,161 increase resulted from a reduction in Labor expense in 2021 as a result of approximately $1,920,000 in employee retention credits that were made available to us due to the effects of COVID-19. Without the employee retention credit restaurant labor for the year ended December 31, 2021, totaled $3,837,979 or 41.17% as a percentage of Company restaurant net sales. Notwithstanding the positive effect of the tax credits on our 2021 Labor costs we were able to reduce our overall labors as a percentage of sales by 3.85% due to increased sales and also due to improvements in operations.

Restaurant rent expense for the years ended December 31, 2022 and 2021 totaled $1,190,903, or 11.56% as a percentage of restaurant sales, and $1,261,096, or 13.53%, as a percentage of restaurant sales, respectively. The decrease of $70,193 is directly attributed to the closure of nonperforming corporate location. The percent of total sales decreased by 1.97% as sales increased overall, and we are able to leverage fixed rent against these higher sales levels in conjunction with closing underperforming stores.

Other restaurant operating expenses for the years ended December 31, 2022 and 2021 totaled $2,294,688, or 22.28% as a percentage of restaurant sales, and $2,343,137, or 25.14% as a percentage of restaurant sales, respectively. The $48,449 decrease is primarily due to a decrease in insurance cost resulting from a consolidation in insurance companies and a decrease in third party processing fees, partially offset by an increase in delivery orders and a full year of sales for Pokemoto restaurants and SuperFit Foods during the year as compared to the prior year. The Other restaurant operating expenses as a percent of total sales reduced by 2.86%.

Impairment of intangible assets for the years ended December 31, 2022, and 2021 totaled $347,110 and $1,139,908, respectively. We performed a recoverability test on the Muscle Maker Grill trademark and franchise agreements based on its projected future undiscounted cash flows. The forecast was based on actual revenues, and we also considered recent developments as well as our strategic plans and intentions. Based on the forecasts we recorded an aggregate impairment charge. The impairment charges are directly attributed to the closure of our Muscle Maker Grill Company-owned restaurants and our franchise locations as compared to the prior periods.

We had no Impairment of goodwill for the years ended December 31, 2022. For the year ended December 31, 2021 Impairment of goodwill totaled $86,348. We performed an impairment test on the Muscle Maker Grill goodwill based on its projected future undiscounted cash flows. The forecast was based on actual revenues of the location the goodwill was recorded on. The 2021 impairment charge was directly attributed to the Muscle Maker Grill Midtown location that was closed in late 2022.

Depreciation and amortization expenses for the years ended December 31, 2022 and 2021 totaled $2,015,048 and $1,206,505, respectively. The $808,543 increase is mainly attributed to amortization expense due to the transition of the trademark of Muscle Maker Grill from an infinite life asset to a finite life asset and a full year of amortization expense of intangibles acquired in 2021 of approximately $788,867.

Preopening expenses for the years ended December 31, 2022 and 2021, totaled $116,728 and $31,829, respectively. The increase in preopening expense resulted from expenses incurred prior to the opening of our new Company-owned stores.

Post-closing expenses for the year ended December 31, 2022 totaled $197,101. There were no Post-closing expenses for the year ended December 31, 2021. The increase in Post-closing expenses resulted from expenses incurred after the closing of underperforming Company-owned stores.

Stock-based consulting expenses for the year ended December 31, 2022, totaled $3,601,987. There were no Stock-based consulting expenses for the year ended December 31, 2021. The increase in Stock-based consulting expenses is the result of consulting fees due to Aggia for Sadot operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80% of the Net income generated by the Sadot business segment. This expense is expected to be paid in stock in 2023.

Sales, general and administrative expenses for the years ended December 31, 2022 and 2021 totaled $6,149,801, or 3.80% of total revenue, and $8,088,682, or 78.15% of total revenue, respectively. The $1,938,881 decrease was primarily attributable to a reduction in consulting expenses of approximately $1,471,056, which is mainly due to stock-based compensation expense recorded for services rendered in the prior year as compared to the current year and a decrease in professional fees of approximately $1,173,900. The decrease was offset by an increase in salaries, wages and benefits of approximately $483,762 due to a full year of salary for additional staff members as a result of our acquisitions in 2021. The remainder of the variance was attributed to various other expenses including insurance, recruiting, marketing and computer expenses.

Loss from Operations

Our loss from operations for the years ended December 31, 2022 and 2021 totaled $8,117,150, or 5.02% of total revenues and $9,447,294, or 91.28% of total revenue, respectively. The decrease of $1,330,144 in Loss from operations is primarily attributable to the increase of Total revenues of $151,348,781, partially offset by the increase in Total cost and expenses of $150,018,637 as discussed above.

Other Income

Other income for the years ended December 31, 2022 and 2021 totaled $179,493 and $1,277,197, respectively. The $1,097,704 decrease in Other income was primarily attributable to a decrease in the Gain on extinguishment of debt of $1,087,028 due to the forgiveness of our PPP loans, a decrease of $127,500 in the Change in fair value of accrued compensation, partially offset by a $62,783 decrease in Interest expense and a $54,041 increase in Other income.

Net Loss

Our Net loss for the year ended December 31, 2022, was $7,962,428 which was an improvement of $213,702 as compared to a Net loss of $8,176,130 for the year ended December 31, 2021, resulting from an increase in our Total revenue of $151,348,781, partially offset by an increase of our Total cost and expenses of $150,018,637 and a decrease in Other income of $1,097,704.

The following table represents selected items in our Consolidated Statements of Operations for the year ended December 31, 2022, by our operating segments:

	Consolidated	Muscle Maker Grill Division	Pokemoto Division	Non-Traditional (Hybrid) Division	SuperFit Foods Division	Sadot Division(a)	Unallocated

Revenues:
Commodity sales	$150,585,644	$—	$—	$—	$—	$150,585,644	$—
Company restaurant sales, net of discounts	10,300,394	3,933,924	4,649,833	383,270	1,333,367	—	—
Franchise royalties and fees	726,854	423,728	303,126	—	—	—	—
Franchise advertising fund contributions	80,536	80,536	—	—	—	—	—
Other revenue	4,989	4,989	—	—	—	—	—
Total revenues	161,698,417	4,443,177	4,952,959	383,270	1,333,367	150,585,644	—

Operating Costs and Expenses:
Commodity cost	145,671,454	—	—	—	—	145,671,454	—
Labor	346,750	—	—	—	—	346,750	—
Other commodity operating expenses	19,000	—	—	—	—	19,000	—
Total commodity operating expenses	146,037,204	—	—	—	—	146,037,204	—

Restaurant operating expenses:
Food and beverage costs	3,940,321	1,528,197	1,754,428	164,139	493,557	—	—
Labor	3,844,140	1,777,050	1,447,474	248,912	370,704	—	—
Rent	1,190,903	573,418	413,969	73,559	129,957	—	—
Other restaurant operating expenses	2,294,688	895,177	1,012,990	123,464	263,057	—	—
Total restaurant operating expenses	11,270,052	4,773,842	4,628,861	610,074	1,257,275	—	—

Impairment of intangible assets	347,110	347,110	—	—	—	—	—	(b)
Depreciation and amortization expenses	2,015,048	179,950	231,214	101,773	38,207	—	1,463,904	(b)
Franchise advertising fund expenses	80,536	80,536	—	—	—	—	—
Preopening expenses	116,728	—	—	—	—	—	116,728	(c)
Post-closing expenses	197,101	—	—	—	—	—	197,101	(c)
Stock-based consulting expenses	3,601,987	—	—	—	—	—	3,601,987
Sales, general and administrative expenses	6,149,801	—	—	—	—	—	6,149,801	(d)
Total costs and expenses	169,815,567	5,381,438	4,860,075	711,847	1,295,482	146,037,204	11,529,521
(Loss) / income from operations	(8,117,150)	(938,261)	92,884	(328,577)	37,885	4,548,440	(11,529,521)

Other Income:
Other income	44,944	—	—	—	—	—	44,944
Interest expense, net	(6,730)	—	—	—	—	—	(6,730)
Gain on debt extinguishment	141,279	—	—	—	—	—	141,279
Total other income, net	179,493	—	—	—	—	—	179,493

Loss Before Income Tax	(7,937,657)	(938,261)	92,884	(328,577)	37,885	4,548,440	(11,350,028)
Income tax	24,771	—	—	—	—	—	24,771
Net (loss) / income	$(7,962,428)	$(938,261)	$92,884	$(328,577)	$37,885	$4,548,440	$(11,374,799)

(a)	Sadot Division – Statement of operations for the period from November 14, 2022 (agreement date with Aggia) through December 31, 2022.
(b)	Includes charges of $347,110 related to the Impairment of intangible assets, related to Muscle Maker Grill restaurants intangible assets. This also includes amortization of intangible assets and depreciation of corporate assets. See Note 7.
(c)	Includes charges related to locations that have not opened yet or charges related to locations that have already closed.
(d)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $3,682,605 and professional fees of $922,828.

The following table represents selected items in our Consolidated Statements of Operations for the year ended December 31, 2021, by our operating segments:

	Consolidated	Muscle Maker Grill Division	Pokemoto Division(a)	Non-Traditional (Hybrid) Division	SuperFit Foods Division(b)	Unallocated

Revenues:
Commodity sales	$—	$—	$—	$—	$—	$—
Company restaurant sales, net of discounts	9,320,920	4,652,535	2,535,050	665,884	1,467,451	—
Franchise royalties and fees	778,181	627,733	150,448	—	—	—
Franchise advertising fund contributions	188,539	188,539	—	—	—	—
Other revenue	61,996	61,996	—	—	—	—
Total revenues	10,349,636	5,530,803	2,685,498	665,884	1,467,451	—

Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	3,532,907	1,802,931	857,756	377,535	494,685	—
Labor	1,917,979	692,301	386,610	457,776	381,292	—
Rent	1,261,096	717,111	204,281	265,051	74,653	—
Other restaurant operating expenses	2,343,137	1,071,988	555,903	414,414	300,832	—
Total restaurant operating expenses	9,055,119	4,284,331	2,004,550	1,514,776	1,251,462	—

Impairment of intangible assets	1,139,908	1,139,908	—	—	—	—	(c)
Impairment of goodwill	86,348	86,348	—	—	—	—	(c)
Depreciation and amortization expenses	1,206,505	325,312	48,019	160,882	23,200	649,092	(c)
Franchise advertising fund expenses	188,539	188,539	—	—	—	—
Preopening expenses	31,829	—	—	—	—	31,829	(d)
Sales, general and administrative expenses	8,088,682	—	—	—	—	8,088,682	(e)
Total costs and expenses	19,796,930	6,024,438	2,052,569	1,675,658	1,274,662	8,769,603
(Loss) / income from operations	(9,447,294)	(493,635)	632,929	(1,009,774)	192,789	(8,769,603)

Other Income:
Other income	(9,097)	—	—	—	—	(9,097)
Interest expense, net	(69,514)	—	—	—	—	(69,514)
Change in fair value of accrued compensation	127,500	—	—	—	—	127,500
Gain on debt extinguishment	1,228,308	—	—	—	—	1,228,308
Total other income, net	1,277,197	—	—	—	—	1,277,197

Loss Before Income Tax	(8,170,097)	(493,635)	632,929	(1,009,774)	192,789	(7,492,406)
Income tax	6,033	—	—	—	—	6,033
Net (loss) / income	$(8,176,130)	$(493,635)	$632,929	$(1,009,774)	$192,789	$(7,498,439)

(a)	Pokemoto Division – Statement of operations for the period from May 14, 2021 (acquisition date) through December 31, 2022.
(b)	SuperFit Foods Division – Statement of operations for the period from March 25, 2021 (acquisition date) through December 31, 2022.
(c)	Includes charges of $1,139,908 and $86,348 related to the Impairment of intangible assets and goodwill, respectively, related to Muscle Maker Grill restaurants intangible assets and goodwill. This also includes amortization of intangible assets and depreciation of corporate assets. See Note 7.
(d)	Includes charges related to locations that have not opened yet.
(e)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. The largest portion of this expense relates to payroll, benefits and other compensation expense of $3,198,884 and professional fees and consulting fees of $3,707,773.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	December 31,	December 31,
	2022	2021
Cash	$9,898,420	$15,766,703
Working capital surplus	$4,032,888	$15,041,334
Notes payable	$981,178	$1,352,537

Availability of Additional Funds

Although we have a working capital surplus of $4,032,888, we presently have an accumulated deficit of $79,355,064, as of December 31, 2022, and we utilized $198,629 of cash in operating activities during the year ended December 31, 2022. We believe that our existing cash on hand and future cash flows from our franchise operations and commodity trading operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.

In the event we are required to obtain additional financing, either through borrowings, private placements, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

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

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor for a private placement pursuant to which the investor purchased from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of common stock (the “common warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of common stock (the “pre-funded warrant”). Each share and accompanying common warrant were sold together at a combined offering price of $2.43 per share and common warrant, and each pre-funded warrant and accompanying common warrant was sold together at a combined offering price of $2.42 per pre-funded warrant and accompanying common warrant. The pre-funded warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the pre-funded warrant is fully exercised. The common warrant has an exercise price of $2.43 per share, are immediately exercisable and will expire 5.5 years from the date of issuance. The private placement closed on April 9, 2021.

On November 17, 2021, the Company entered into a Securities Purchase Agreement with accredited investors for a private placement pursuant to which the investors purchased from the Company for an aggregate purchase price of approximately $15,000,000 (i) 6,772,000 shares (the “shares”) of common stock of the Company, (ii) a common stock purchase warrant to purchase up to 10,830,305 shares of common stock (the “November common warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 4,058,305 shares of common stock (the “pre-funded warrant”). Each share and accompanying November common warrant was sold together at a combined offering price of $1.385 per share and November common warrant, and each pre-funded warrant and accompanying November common warrant was sold together at a combined offering price of $1.3849 per pre-funded warrant and accompanying November common warrant. The November pre-funded warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the November pre-funded warrant is fully exercised. The November common warrant will have an exercise price of $1.385 per share, are immediately exercisable and will expire 5 years from the date of issuance. The private placement closed on November 22, 2021.

Sources and Uses of Cash for the Years Ended December 31, 2022 and December 31, 2021

For the years ended December 31, 2022 and 2021, we used Net cash of $198,629 and $6,392,711, respectively, in operations. Our Net cash used for the year ended December 31, 2022, was primarily attributable to our Net loss of $7,962,428, adjusted for net non-cash income in the aggregate amount of $6,202,336 offset by $1,561,463 of Net cash provided by changes in the levels of operating assets and liabilities. Our Net cash used for the year ended December 31, 2021, was primarily attributable to our Net loss of $8,176,130, adjusted for net non-cash income in the aggregate amount of $3,484,067, partially offset by $1,700,648 of Net cash used in changes in the levels of operating assets and liabilities.

For the year ended December 31, 2022, Net cash used in investing activities was $5,439,618, of which $4,914,191 was used for a Deposit on farmland, $596,611 was used to purchase Property and equipment and $71,184 was collected from loans to franchisees loan issuances. For the year ended December 31, 2021, Net cash used in investing activities was $3,575,809, of which $262,019 was used to purchase Property and equipment, $3,315,390 used in connection with the acquisition of new Company stores from former franchisees and $1,600 was collected from loans to franchisees and related parties net of loan issuances.

For the year ended December 31, 2022, Net cash used in financing activities was $230,036, consisting of repayments of various other notes payable of $230,080 and $44 of proceeds from the exercise of pre-funded warrants. For the year ended December 31, 2021, Net cash provided by financing activities was $21,539,291, consisting of $22,890,950 in proceeds from Private Placement offerings, net of underwriter’s discount and offering costs, and the proceeds from the exercising of the pre-funded warrants of $28,773, partially offset by repayments of various other notes payable of $1,280,432, which consisted mainly of U.S. Small Business Administration (the “SBA”) loans that was acquired through the Pokemoto acquisition and $100,000 cash paid to a former investor in connection with the cancellation of their shares.

Recently Issued Accounting Pronouncements

In February 2016, the FASB” issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies to recognize lease liabilities and corresponding right-of-use leased assets on the Balance Sheets and to disclose key information about leasing arrangements. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2021, with early adoption permitted.

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

In October 2021, the FASB issued ASU 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the year ended December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our Company has added and will continue to add additional internal control procedures, additional resources and software to increase the internal control aspects of the company as we integrate our Sadot subsidiary into the overall business. Other than above changes, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 27, 2022, the Board appointed Benjamin Petel to the Board of Directors.

On February 2, 2023, the Board appointed Na Yeon (“Hannah”) Oh and Ray Shankar to the Board of Directors, effective March 1, 2023.

The Company held a Special Meeting on February 28, 2023. Of the 29,318,520 shares of Common Stock outstanding on January 19, 2023, the record date, 17,201,755 shares were represented at the Special Meeting, in person or by proxy, constituting a quorum. At the meeting, the shareholders approved (i) the Services Agreement (the “Services Agreement”) whereby Sadot LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sadot”) engaged Aggia LLC FC, a company formed under the laws of United Arab Emirates (“Aggia”), to provide certain advisory services to Sadot for creating, acquiring and managing Sadot’s business of wholesaling food and engaging in the purchase and sale of physical food commodities (the “Sadot Transaction”); (ii) an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000; (iii) for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the Shares pursuant to the Services Agreement entered between the Company, Sadot and Aggia representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules; (iv) for purposes of complying with NASDAQ Listing Rule 5635(c), the issuance of up to 14,424,275 Shares of Common Stock to Aggia pursuant to the Services Agreement and net income generated thresholds; (v) the right of Aggia to nominate up to eight directors to the Board of Directors subject to achieving net income thresholds as set forth in the Services Agreement; and (vi) the adoption of the 2023 Equity Incentive Plan.

On March 2, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 150,000,000 shares.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our executive officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

As of March 21, 2023, our current directors and executive officers and their ages are:

Name	Age	Principal Positions Held With Us
Kevin Mohan (1)	49	Chief Investment Officer and Chairman of the Board
Michael J. Roper	58	Chief Executive Officer, Secretary
Kenneth Miller	53	Chief Operating Officer
Jennifer Black	41	Chief Financial Officer
Aimee Infante	36	Chief Marketing Officer
Stephen A. Spanos (2)	60	Director
A.B. Southall III (3)	61	Director
Paul L. Menchik (4)	75	Director
Jeff Carl (5)	67	Director
Major General (Ret) Malcolm B. Frost (6)	56	Director
Phillip Balatsos (7)	45	Director
Benjamin Petel	44	Director
Na Yeon (“Hannah”) Oh	37	Director
Ray Shankar	47	Director

(1)	Mr. Mohan serves as the Chairman of the Board.
(2)	Mr. Spanos serves as the Chairman of the Audit Committee.
(3)	Mr. A.B. Southall III serves as a member of the Governance Committee.
(4)	Mr. Menchik serves as the Chairman of the Governance Committee and is a member of the Audit Committee.
(5)	Mr. Carl serves as the Chairman of the Compensations Committee and is a member of the Governance Committee.
(6)	Mr. Frost serves as a member of the Compensation Committee.
(7)	Mr. Balatsos serves as a member of the Compensation and Audit Committee.

Executive Officers

Kevin Mohan. Mr. Mohan has served as Chairman of the Board and a director of Muscle Maker, Inc. since April 16, 2018. From April 16, 2018 through May 1, 2018, he also served as our Interim President. He has also served as the Chief Investment Officer since September 17, 2018. From June 2012 through March 2017, Mr. Mohan served as the VP of Capital Markets for American Restaurant Holdings, Inc., a company focused on acquiring and expanding fast-casual restaurant brands.

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

Kenneth Miller. Mr. Miller has served as Chief Operating Officer of Muscle Maker, Inc. since September 26, 2018. Mr. Miller has served in the restaurant business for an extensive portion of his career. Prior to joining us as Chief Operating Officer in September 2018, Mr. Miller served as the Senior Vice President of Operations for Dickey’s BBQ Restaurant from April 2018 through September 2018 and in various capacities with Taco Bueno Restaurants, LP from October 2013 through April 2018 culminating in the position of Senior Vice President of Operations. Mr. Miller received a Bachelor of Arts in Business/Exercise Science from Tabor College in 1991.

Based on his education and extensive experience in the restaurant/franchise industry, we have deemed Mr. Miller fit to serve as our Chief Operating Officer.

Jennifer Black. Ms. Black has served as Chief Financial Officer of Muscle Maker, Inc. since January 2, 2022. Ms. Black is an experienced Chief Financial Officer with a demonstrated history of working with public and private equity backed organizations. Prior to joining the Company, from September 2018 through December 2021, Ms. Black served as the Chief Financial Officer for Eagle Pressure Control LLC (“Eagle”) and Talon Pressure Control, oilfield service companies. From October 2015 through September 2018, Ms. Black served as the Controller for AG Resource Management, a private equity backed agriculture lending company, and as the Controller for Basic Energy Services, an oil and gas services company, from January 2013 through October 2015. Ms. Black has also held various other roles including Vice President of SEC reporting with OMNI American Bank and Audit Manager with RSM McGladrey. In November 2020, Eagle, as a result of various events including an oil and gas work related incident, decline of oil and gas prices and the impact from COVID-19, filed for bankruptcy protection under Subchapter V under Chapter 11 in the US Bankruptcy Court, Southern District of Texas (Houston) (Bankruptcy Petition #: 20-35474). Ms. Black is a Certified Public Accountant and a Chartered Global Management Accountant. Ms. Black received a Master of Business Administration from Jack Welch Management Institute in 2018 and Bachelor of Science in Accounting and Finance from Texas Tech University in 2003.

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

A.B. Southall III. Mr. Southall has served as director of Muscle Maker, Inc since February 2017. He has over 35 years of experience managing construction and land developing businesses. He was the President of a Custom Home Building Company for over 25 years, in addition to 20 years as President of a 189 boat slip marina complex. His involvement in the marina business led him to co-founding a local Waterway Association, where he was on the board since its inception. He has diversely invested across multiple sectors including private placements, oil & gas, real estate, restaurant businesses and commodities. Mr. Southall is an advocate of a healthy approach to the food industry and the restaurant business.

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

Jeff Carl. Mr. Carl has served as director of Muscle Maker, Inc. since September 3, 2019. Mr. Carl has served as director of Muscle Maker, Inc. since September 3, 2019. Since 2017, Mr. Carl has served as principal of Restaurant Brandworks an independent restaurant and retail consultancy based in San Francisco. Mr. Carl also serves as Executive Director of Nice + Company, a marketing agency with a focus on digital media and creative. From 2013 to 2017, Mr. Carl served as the Chief Marketing Officer for Taco Bueno Restaurants, and from 2009 to 2013 as the Chief Marketing Officer of Tavistock Restaurants LLC. From 2001 to 2007, Mr. Carl served as Corporate Vice President of Global Marketing and Chief Marketing Officer of Latin America for McDonald’s Corporation. Mr. Carl received a BA from Wake Forest University in 1977 and an MBA from the University of North Carolina – Chapel Hill in 1979.

Based on his experience within the restaurant industry and due to the fact that he has held senior level executive positions with a focus on advertising and marketing, we have deemed Mr. Carl a fit to serve on the Board.

Major General (Ret) Malcolm B. Frost. Major General Frost has over 35 years of leadership experience in both the U.S. Army and business. He served as a career Infantryman, commanding and leading soldiers at every level from Lieutenant to 2-star General. Throughout his military career he provided large-scale strategic and operational leadership and oversight of units in the Indo-Asia-Pacific, Middle East, Europe, and the United States - successfully leading the evolution of soldier training programs in peace and war. He led the Army’s Holistic Health and Fitness revolution from 2017-19 and was responsible for developing the first new physical fitness test for the Army in 40 years. He also led the Army’s initial entry training enterprise that annually transformed 130K civilians into soldiers and as the Army’s Director of Public Affairs, developed and led all strategic communications plans, roll-outs, and national media relations initiatives for the Army. He has been deployed to combat several times in a variety of leadership and command positions in Bosnia-Hercegovina, Iraq, and Afghanistan between 1995-2011. Since transitioning from the Army, General Frost provides keynote speaking, executive leadership consulting, training workshops, and strategic advice in public relations and integrated communications to corporate America. He also provides expert advice to companies in the health and wellness, medical, energy, cyber and other industries. He has extensive keynote and public speaking experience and has been an on-air military and national security contributor for national media outlets.

Based on his vast business and financial experience with the military as well as his business experience, we have deemed Maj. Gen (Ret) Frost a fit to serve on the Board.

Phillip Balatsos. From 2016, Mr. Balatsos worked in the restaurant and hospitality industries. In 2018, Mr. Balatsos founded and has served as the owner operator of LAPH Hospitality which operates a café/catering business and also serves as a consultant providing financial, purchasing and usage analysis as well as rollout services pertaining to ordering, invoicing and inventorying systems. From 2016 through 2018, Mr. Balatsos held various positions with Barteca Restaurant Group including Assistant General Manager and Purchasing Manager. Prior to 2016, Mr. Balatsos held various position on Wall Street for 16 years including Vice President, Foreign Exchange Sales/Trading for Credit Suisse, Director, Foreign Exchange Hedge Fund Sales for Barclays Capital and Financial Advisor for Stifel Nicolaus & Co. Most recently, Mr. Balatsos has returned to the financial markets in a similar role as his previous sales/trader experience with the Brazilian firm, XP Investments. Mr. Balatsos graduated from Skidmore College in 1999 with a Bachelor of Science in Business Administration and from Institute of Culinary Education in 2016.

Based on his experience in the restaurant and hospitality industries, the Company has deemed Mr. Balatsos a fit to serve on the Board.

Benjamin Petel. Mr. Petel has been engaged as a Business Development Specialist in the global agricultural commodity trading field for the past decade. His experience spans across the various aspects of international commodity trading, finance and operations. In addition, Mr. Petel has worked in other fields as a Business Development and strategic networking expert, initiating and executing multi-million-dollar projects across the globe. From 2019 through 2022, Mr. Petel has been engaged as a Business Development Specialist and consultant to various agriculture and food companies in capacities ranging from corporate finance and M&A to commercial development and operational control. In addition, from 2015 and until 2019, Mr. Petel served as a strategic networking specialist in various fields and industries. Mr. Petel received a Bachelor of Arts in Business Administration and General Management from Bar-Ilan University in 2014.

Based on his experience within the commodity trading industry, the Company has deemed Mr. Petel as a fit to serve on the Board.

Na Yeon (“Hannah”) Oh. Ms. Oh, is an experienced agri-food business leader and certified sustainability professional, with broad experiences and a proven track record in driving organizational and digital/data driven transformations; developing commercial strategies and brand campaigns; and operationalizing integrated business planning and supply chain strategies. Ms. Oh is an active member of Singapore’s agtech start-up scene, as an investor and advisor to entrepreneurs and companies in agri-food business, urban farms, and climate tech. For the past 15 years Ms. Oh has held various roles with Bayer Crop Science and Monsato Company, which was acquired by Bayer AG, including Head of Marketing Excellence, Head of Sales and Operations and Business Intelligence, and Head of Customer Analytics and Customer Experience among other roles. Ms. Oh graduated from Macalester College with a B.A. in Economics and Asian Studies in May 2007.

Based on her experience within the agri-food industry, the Company has deemed Ms. Oh as a fit to serve on the Board.

Ray Shankar. Mr. Shankar has been a Partner since 2019 at Oon & Bazul LLP, a prominent regional law firm where Mr. Shankar manages the Private Wealth and Family Office Practice where he routinely advises ultra-high net worth families on the structuring of their family offices, tax and immigration incentive applications as well as legacy planning. Mr. Shankar specializes in advising on the establishment of family offices, which includes legacy and estate planning, wills, trusts, family charters/constitutions, tax efficient structures and succession planning. Prior to joining Oon & Bazul LLP, Mr. Shankar served as the Managing Director of Ring City Limited, a group of operating companies in various sectors. Mr. Shankar received his Bachelor of Laws (LLB) from the National University of Singapore in 2001.

Based on his legal, finance and business experience, the Company has deemed Mr. Shankar as a fit to serve on the Board.

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

Our board of directors currently consists of 10 members. Our board of directors has determined that Stephen Spanos, A.B. Southall III, Paul L. Menchik, Malcolm Frost, Phillip Balatsos, Jeff Carl, Benjamin Petel, Hannah Oh and Ray Shankar qualify as independent directors in accordance with the NASDAQ Capital Market, or NASDAQ listing requirements. Kevin Mohan is not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least 3 years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, at any time, has been one of our officers or employees. Except for Mr. Mohan, none of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, please see “Certain Relationships and Related Party Transactions”.

Board Diversity Matrix (as of December 31, 2022):

The Board believes that a diverse membership having a variety of skills, styles, experience and competencies is an important feature of a well-functioning board. Accordingly, the Board believes that diversity of viewpoints, backgrounds and experience (inclusive of gender, age, race and ethnicity) should be a consideration in Board succession planning and recruiting. In recent years, the Governance Committee has taken this priority to heart in its nominations process, and the diversity of the Board has grown significantly. The Nasdaq Stock Market, LLC Listing Rules’ (the “NASDAQ Listing Rules”) objective for listed companies to have at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an underrepresented minority or LGBTQ+. The chart below provides certain information regarding the diversity of the Board as of December 31, 2022.

Total Number of Directors	Male	Female	Gender undisclosed
Part I: Gender Identity
Directors	7	—	1
Part II: Demographic Background
White	6	—	—
Two or more races or ethnicities	1	—	—
Did not disclose demographic background	—	—	1
Directors who are Veterans	1	—	—

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting.

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

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022, filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2022 and 2021 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2022 and whose total compensation for the 2022 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2022 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

							Non-Equity	Non-Qualified
							Incentive	Deferred
				Stock	Option		Plan	Compensation	All Other
	Year	Salary	Bonus(a)	Award	Awards		Compensation	Earnings	Compensation	Total
Michael J. Roper
Chief Executive Officer of	2022	$350,000	$175,000	$—	$24,000	(b)				$549,000
Muscle Maker, Inc.	2021	$356,077	$100,000	$287,000	$—		$—	$—	$—	$743,077

Kenneth Miller
Chief Operating Officer of	2022	$275,000	$75,000	$—	$12,000	(c)	$—	$—	$—	$362,000
Muscle Maker, Inc.	2021	$283,461	$55,000	$92,248	$—		$—	$—	$—	$430,709

Kevin Mohan
Chief Operating Officer of	2022	$196,634	$150,000	$—	$18,000	(d)	$—	$—	$—	$364,634
Muscle Maker, Inc.	2021	$180,384	$137,500	$184,498	$—		$—	$—	$—	$502,382

(a)	Bonuses are earned in the year noted and paid out within the first three months of the subsequent year. This schedule has been adjusted for 2021 to reflect the bonus earned in 2022 but paid out in 2023.
(b)	On May 2, 2022, Michael Roper was granted a stock option to acquire 100,000 shares of common stock at an exercise price of $0.41 per share. The options vest ratably over 20 quarters.
(c)	On May 2, 2022, Kenneth Miller was granted a stock option to acquire 50,000 shares of common stock at an exercise price of $0.41 per share. The options vest ratably over 20 quarters.
(d)	On May 2, 2022, Kevin Mohan was granted a stock option to acquire 75,000 shares of common stock at an exercise price of $0.41 per share. The options vest ratably over 20 quarters.

On October 10, 2022, the Company issued options to purchase 25,000 shares of the Company’s common stock to a member of the executive team. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on December 31, 2022.

A summary of option activity during the years ended December 31, 2022 and 2021 is presented below:

		Weighted-average	Weighted-average
	Number of	exercise	remaining life
	options	price	(in years)
Outstanding, January 1, 2021	300,000	$3.33	1.10
Issued	—	—
Exercised	—	—
Forfeited	(200,000)	2.50
Outstanding, December 31, 2021	100,000	$5.00	1.92
Issued	337,500	0.41	4.40
Exercised	—	—
Forfeited	(25,000)	0.41
Outstanding, December 31, 2022	412,500	$1.52	3.56

Exercisable, December 31, 2022	144,375	$3.59	1.98

On February 27, 2023, we issued options to purchase an aggregate of 531,072 shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

On March 15, 2023, we issued options to purchase 68,928 shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

Employment Agreements

Michael Roper

On November 16, 2022, the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $350,000. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually. Further, Mr. Roper will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 18 months following the second anniversary of the Roper Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Roper Agreement will automatically terminate and the prior employment agreement will again be in full effect.

Jennifer Black

On March 21, 2023, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at will basis. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $250,000. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Further, Ms. Black will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Black Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Black Agreement will automatically terminate, and the prior employment agreement will again be in full effect.

Kenneth Miller

On November 16, 2022, the Company entered into an Executive Employment Agreement with Kenn Miller (the “Miller Agreement”), which replaced his prior employment agreement. Pursuant to the Miller Agreement, Mr. Miller will continue to be employed as Chief Operating Officer of the Company on an at will basis. During the term of the Miller Agreement, Mr. Miller is entitled to a base salary at the annualized rate of $275,000. Mr. Miller will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Miller will be entitled to an additional bonus of $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Mr. Miller is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Miller is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Miller will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 12 months following the second anniversary of the Miller Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Miller Agreement will automatically terminate and the prior employment agreement will again be in full effect.

Kevin Mohan

On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan will continue to be employed as Chief Investment Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Mohan is entitled to a base salary at the annualized rate of $200,000. Mr. Mohan will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Mohan will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Mr. Mohan is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Mohan Agreement will automatically terminate, and the prior employment agreement will again be in full effect.

Aimee Infante

On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will continue to be employed as Chief Marketing Officer of the Company on an at will basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $175,000. Ms. Infante will be eligible for a discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante will be entitled to an additional bonus of $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Infante Agreement will automatically terminate, and the prior employment agreement will again be in full effect.

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

Bonus

Messrs. Roper, Mohan, Miller, Black and Infante earned discretionary performance-based bonuses during the year ended December 31, 2022, pursuant to their employment agreements. Messrs. Roper, Mohan, Miller and Ms. Infante earned discretionary performance-based bonuses during the year ended December 31, 2021, pursuant to their employment agreements.

Stock Award

In fiscal year 2022, we issued 20,000 shares of our restricted common stock, with a fair value of $10,800, to a member of our executive team.

Stock Options

On May 2, 2022, we issued options to purchase an aggregate of 312,500 shares of our common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on June 30, 2022.

On October 10, 2022, we issued options to purchase 25,000 shares of our common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on December 31, 2022.

On February 27, 2023, we issued options to purchase an aggregate of 531,072 shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

On March 15, 2023, we issued options to purchase 68,928 shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

There were 25,000 options to purchase shares forfeited upon the departure of an officer.

Equity Incentive Plans

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

2021 Plan

The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1,500,000 shares of common stock for issuance. As of the date of the issuance of these Consolidated Financial Statements 656,428 shares have been issued and 843,572 option to purchase shares have been awarded under the 2021 Plan.

2023 Plan

The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 2,500,000 shares of common stock for issuance. As of the date of the issuance of these Consolidated Financial Statements no shares have been issued and 68,928 option to purchase shares have been awarded under the 2023 Plan.

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

Number of Shares Authorized

Up to approximately 1,500,000 shares of common stock may be issued pursuant to awards granted under the 2021 Plan and 2,500,000 under the 2023 Plan.

If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the Common Stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the Plan.

If there is any change in the Company’s corporate pro or structure, the Committee in its sole discretion may make substitutions or adjustments to the number of shares of common stock reserved for issuance under the Plan, the number of shares covered by Awards then outstanding under the Plan, the limitations on Awards under the Plan, the exercise price of outstanding Options and such other equitable substitution or adjustments as it may determine appropriate.

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

Stock Appreciation Rights

The Committee will be authorized to award Stock Appreciation Rights (or “SARs”) under the Plan. SARs will be subject to such terms and conditions as established by the Committee. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an Option. SARs granted in connection with an Option shall be subject to terms similar to the Option which corresponds to such SARs. SARs shall be subject to terms established by the Committee and reflected in the award agreement.

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

Change in Control

Except to the extent otherwise provided in an Award or required by applicable law, in the event of a Change in Control, upon the occurrence of a Change in Control, the Committee is authorized, but not obligated, to make any of the following adjustments (or any combination thereof) in the terms and conditions of outstanding Awards: (a) continuation or assumption of outstanding Awards by the surviving company; (b) substitution by the surviving company of equity, equity-based and/or cash awards with substantially the same terms for outstanding Awards; (c) accelerated exercisability, vesting and/or lapse of restrictions under outstanding Awards immediately prior to the occurrence of the Change in Control; (d) upon written notice, provide that any outstanding Awards must be exercised, to the extent then exercisable, during a reasonable period determined by the Committee and at the end of such period, any unexercised Awards will terminate; and I cancellation of all or any portion of outstanding Awards for fair value (in the form of cash, shares or other property) and which value may be zero.

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

Section 162(m)

In general, Section 162(m) of the Code denies a publicly held corporation a deduction for U.S. federal income tax purposes for compensation in excess of $1,000,000 per year paid to any “covered employee.” Covered employees include any individual who served as chief executive officer or chief financial officer during the taxable year, in addition to the three most highly compensated individuals aside from the chief executive officer and chief financial officer. Additionally, covered employees include any previously covered employee for any taxable year beginning after December 31, 2016. The Plan is intended to satisfy an exception with respect to grants of Options to covered employees. In addition, the Plan was designed to permit certain Awards of Restricted Stock, Restricted Stock Units, cash bonus awards and other Awards to be awarded as performance compensation awards intended to qualify under the “performance-based compensation” exception to Section 162(m) of the Code.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA repealed the performance-based compensation exception to the Section 162(m) $1 million limitation on compensation to covered employees of publicly held corporations. This change was effective for tax years beginning after December 31, 2017. As a result of this change, any expense recognized upon exercise of stock options will be subject to the $1 million limitation under Section 162(m), even if based on performance.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2022, with respect to equity securities authorized for issuance under compensation plans:

	No. of securities		No. of
	to be issued	Weighted-average	securities
	upon exercise	exercise price of	remaining
	of outstanding options	outstanding options	available for future
Plan Category	under the plan	under the plan	issuance

Equity compensation plans approved by security holders	312,500	$0.41	562,380
Equity compensation plans not approved by security holders	—	$—	—

Total	312,500	$0.41	562,380

Director Compensation

For the year ended December 31, 2021, through the third quarter of 2022 the board members were eligible for cash compensation of $12,000 per year to be paid quarterly within 30 days of the close of each quarter. On November 11, 2022, the board of directors approved a new board compensation plan that would increase the cash compensation to $22,000 to be paid quarterly within 30 days of the close of each quarter, which was retroactively applied for the full fourth quarter of 2022.

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

Kevin Mohan is an employee-director and does not receive compensation for serving in his role as a director or Chairman of the Board.

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2022:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Stephen A. Spanos	$14,500	$37,117	$—	$—	$—	$—	$51,617
A.B. Southall III	14,500	28,870	—	—	—	—	43,370
Paul L. Menchik	14,500	49,490	—	—	—	—	63,990
Jeff Carl	14,500	49,490	—	—	—	—	63,990
Major General (Ret) Malcolm B. Frost	14,500	28,870	—	—	—	—	43,370
Phillip Balatsos	14,500	41,243	—	—	—	—	55,743

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

Long-Term, Stock-Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock at March 21, 2023, for:

●	each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or upon conversion of a security that are either exercisable or convertible on or before a date that is 60 days after March 21, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Muscle Maker, Inc., 1751 River Run, Suite 200, Fort Worth, Texas 76107.

The percentage ownership information shown in the column labeled “Percentage of shares outstanding” is based upon 29,318,520 shares of common stock outstanding as of March 21, 2023.

	Number of shares	Percentage of shares
	beneficially	outstanding prior to
Name of beneficial owner	owned (1)	offering (1)
5% Stockholders:
Armistice Capital LLC (2)	3,201,897	9.85%
Catalytic Holdings 1 LLC (3)	1,129,052	6.56%
Thoroughbred Diagnostics, LLC (4)	979,000	5.28%
Joey Giamichael (5)	1,622,908	5.54%
Directors and Named Executive Officers:
Kevin Mohan (6)	189,537	*
Michael J. Roper (7)	183,000	*
Jennifer Black (8)	59,500	*
Kenneth Miller (9)	49,192	*
Aimee Infante (10)	16,352	*
Stephen Spanos (11)	75,959	*
A.B. Southall, III (12)	155,035	*
Paul L. Menchik (13)	123,723	*
Jeff Carl (14)	77,339	*
Malcolm Frost (15)	71,083	*
Phillip Balatsos (16)	60,132	*
All executive officers and directors as a group (11 persons)	1,066,849	3.63%

*	Denotes less than 1%

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon (i) the exercise of stock options that will become exercisable within 60 days of March 21, 2023, (ii) the conversion of the convertible promissory notes into shares of our common stock, and (iii) the exercise of warrants that will become exercisable within 60 days of March 21, 2023. Shares of common stock issuable pursuant to the foregoing methods are deemed outstanding for purposes of calculating the percentage of beneficial ownership of the person or entity holding such securities. Accordingly, the total percentages of beneficial ownership are in excess of one hundred percent (100%).

(2)	Armistice Capital LLC beneficially owns 3,201,897 shares of common stock of the Company which are subject to presently exercisable purchase warrants. Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”) holds 3,201,897 shares of common stock issuable upon exercise of Warrants at an exercise price of $1.385. Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address of the Master Fund is c/o Armistice Capital, LLC, 510 Madison Ave, 7th Floor, New York, NY 10022.

(3)	Catalytic Holdings, LLC beneficially owns (i) 1,129,052 shares of common stock of the Company (ii) 850,750 shares of common stock of the Company which issuable upon exercise of warrant at an exercise price of $2.40. The natural person with voting and investment control for Catalytic Holdings, LLC is Dmitriy Shapiro.

(4)	Thoroughbred Diagnostics, LLC beneficially owns (i) 979,000 shares of common stock of Muscle Maker (ii) 600,000 shares of common stock of Muscle Maker issuable upon exercise of warrant at an exercise price of $2.88. The natural person with voting and investment control for Thoroughbred Diagnostics, LLC is Joey Giamichael.

(5)	Joey Giamichael beneficially owns 1,622,908 shares of common stock of the Company.

(6)	Kevin Mohan beneficially owns (i) indirectly 5,574 shares of common stock of the Company through various family members that reside in the same household as Kevin Mohan and (ii) directly 130,963 shares of common stock of Muscle Maker Inc, for serving in various roles in the Company, (iii) 33,000 shares of common stock of the Company purchased on the open market and (iv) directly 20,000 shares of vested but unexercised stock options.

(7)	Michael J. Roper beneficially owns directly 183,000 shares of common stock of the Company (i) 100,000 shares of common stock of Muscle Maker Inc. for serving as the Chief Executive Officer of the Company and (ii) 58,000 shares of common stock of the Company purchased on the open market and (iii) 25,000 shares of vested but unexercised stock options.

(8)	Jennifer Black beneficially owns directly 59,500 shares of common stock of the Company (i) 20,000 shares of common stock of Muscle Maker Inc. for serving as the Chief Financial Officer of the Company, (ii) 28,000 shares of common stock of the Company purchased on the open market and (iii) 11,500 shares of vested but unexercised stock options.

(9)	Kenneth Miller beneficially owns directly 49,192 shares of common stock of the Company (i) 32,142 shares of common stock of the Company for serving as Chief Operating Officer of the Company, (ii) 3,300 shares of common stock of the Company purchased on the open market and (iii) 13,750 shares of vested but unexercised stock options.

(10)	Aimee Infante beneficially owns directly 16,352 shares of common stock of the Company (i) 2,602 shares of common stock for serving as the Chief Marketing Officer of the Company, (ii) 1,500 shares of common stock of the Company purchased on the open market and (iii) 12,250 shares of vested but unexercised stock options.

(11)	Stephen Spanos beneficially owns directly 75,956 shares of common stock of the Company (i) 56,225 shares of common stock of the Company for services rendered as a board of director member, (ii) 18,481 of the common stock of through purchase on the open market and (iii) 1,250 shares of vested but unexercised stock options.

(12)	A.B. Southall III beneficially owns directly 155,035 shares of common stock of the Company (i) 143,785 shares of common stock of Muscle Maker, (ii) 10,000 shares of common stock of the Company subject to presently exercisable purchase warrants issued to A.B. Southall III and (iii) 1,250 shares of vested but unexercised stock options.

(13)	Paul L. Menchik beneficially owns directly 129,723 shares of common stock of the Company (i) 118,473 shares of common stock of Muscle Maker, (ii) 10,000 shares of common stock of the Company subject to presently exercisable purchase warrants issued to Paul L. Menchik and (iii) 1,250 shares of vested but unexercised stock options.

(14)	Jeff Carl beneficially owns directly 77,339 shares of common stock of the Company (i) 76,089 shares of common stock of the Company for services rendered as a board of director member and (ii) 1,250 shares of vested but unexercised stock options.

(15)	Major General (ret) Malcolm Frost beneficially owns directly 71,083 shares of common stock of the Company (i) 40,526 shares of common stock of the Company for services rendered as a board of director member, (ii) 29,307 shares of common stock of the Company through purchases on the open market and (iii) 1,250 shares of vested but unexercised stock options.

(16)	Phillip Balatsos beneficially owns directly 60,132 shares of common stock of the Company (i) directly 58,882 shares of common stock of the Company for services rendered as a board of director member and (ii) 1,250 shares of vested but unexercised stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Following this offering, pursuant to the written charter of our Audit Committee, the Audit Committee will be responsible for reviewing and approving, prior to our entry into any such transaction, all related party transactions and potential conflict of interest situations involving:

●	any of our directors, director nominees or executive officers;

●	any beneficial owner of more than 5% of our outstanding stock; and

●	any immediate family member of any of the foregoing.

Our Audit Committee will review any financial transaction, arrangement or relationship that:

●	involves or will involve, directly or indirectly, any related party identified above;

●	would cast doubt on the independence of a director;

●	would present the appearance of a conflict of interest between us and the related party; or

●	is otherwise prohibited by law, rule or regulation.

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

Transactions with Officers, Directors and Executives of Muscle Maker

On January 6, 2022, we issued an aggregate of 39,573 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2021.

On January 2, 2022, we appointed Jennifer Black as our Chief Financial Officer and entered into an Offer Letter with Ms. Black. Pursuant to the Offer Letter, Ms. Black will be employed as our Chief Financial Officer on an at-will basis. Ms. Black is entitled to a base salary at the annualized rate of $190,000. Our previous CFO, Ferdinand Groenewald, was appointed as our Chief Accounting Officer and subsequently the position of Chief Accounting Officer was eliminated.

On February 10, 2022, we entered into an Employment Agreement with Michael Roper effective February 14, 2022, which replaced his prior employment agreement. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as our Chief Executive Officer on an at will basis. During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $350,000, which will be increased to $375,000 upon the one-year anniversary. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity. Within 90 days of the effective date, we will issue Mr. Roper stock options to receive 100,000 shares of common stock which will vest over a term of five years. If Mr. Roper is terminated by us for any reason other than cause, including termination without cause in connection with a change in control, Mr. Roper will be entitled to a severance package of 18 months of salary and health and dental benefits paid in accordance with our payroll schedule, but subject to the execution of a valid release in favor of us and our related parties.

On February 10, 2022, we entered into a letter agreement with Kevin Mohan, Chief Investment Officer, providing that Mr. Mohan will continue to be engaged by us on an at-will basis with a base salary at the annualized rate of $200,000 effective February 14, 2022. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, we will issue Mr. Mohan stock options to receive 75,000 shares of common stock which will vest over a term of five years. If Mr. Mohan is terminated by us for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with our payroll schedule and insurance program, but subject to the execution of a valid release in favor of us and our related parties.

On February 9, 2022, we entered into a letter agreement with Kenn Miller, Chief Operations Officer, providing that Mr. Miller will continue to be engaged by us on an at-will basis with a base salary at the annualized rate of $275,000 effective February 14, 2022. Mr. Miller will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, we will issue Mr. Miller stock options to receive 50,000 shares of common stock which will vest over a term of five years. If Mr. Miller is terminated by us for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of 12 months of salary and health and dental benefits paid in accordance with our payroll schedule and insurance program, but subject to the execution of a valid release in favor of us and our related parties.

On February 9, 2022, we entered into a letter agreement with Aimee Infante, Chief Marketing Officer, providing that Ms. Infante will continue to be engaged by us on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Ms. Infante will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of her salary. Within 90 days of the effective date, we will issue Ms. Infante stock options to receive 42,500 shares of common stock which will vest over a term of five years. If Ms. Infante is terminated us for any reason other than cause, including termination without cause in connection with a change in control, she will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the our payroll schedule and insurance program, but subject to the execution of a valid release in favor of us and our related parties.

On February 9, 2022, we entered into a letter agreement with Ferdinand Groenewald, Chief Accounting Officer, providing that Mr. Groenewald will continue to be engaged by us on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Mr. Groenewald will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of his salary. Within 90 days of the effective date, we will issue Mr. Groenewald stock options to receive 25,000 shares of common stock which will vest over a term of five years. If Mr. Groenewald is terminated by us for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with our payroll schedule and insurance program, but subject to the execution of a valid release in favor of us and our related parties.

On March 31, 2022, we issued an aggregate of 53,961 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2022.

On April 4, 2022, we issued 20,000 shares of common stock to a member of the executive team per the employment agreement.

On May 2, 2022, we issued options to purchase an aggregate of 312,500 shares of common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on June 30, 2022.

On June 21, 2022, we advised Ferdinand Groenewald that the position of Chief Accounting Officer has been eliminated. Mr. Groenewald continued his employment with us through July 29, 2022, at which time he became entitled to the severance for termination without cause as outlined in the letter agreement between us and Mr. Groenewald dated February 9, 2022. Mr. Groenewald forfeited 25,000 options upon his departure as an officer.

On July 14, 2022, we issued an aggregate of 74,019 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2022.

On October 10, 2022, we issued options to purchase 25,000 shares of common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on December 31, 2022.

On October 12, 2022, we issued an aggregate of 75,792 shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2022.

On November 16, 2022, the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $350,000. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually. Further, Mr. Roper will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 18 months following the second anniversary of the Roper Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Roper Agreement will automatically terminate and the prior employment agreement will again be in full effect.

On November 16, 2022, the Company entered into an Executive Employment Agreement with Kenn Miller (the “Miller Agreement”), which replaced his prior employment agreement. Pursuant to the Miller Agreement, Mr. Miller will continue to be employed as Chief Operating Officer of the Company on an at will basis. During the term of the Miller Agreement, Mr. Miller is entitled to a base salary at the annualized rate of $275,000. Mr. Miller will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Miller will be entitled to an additional bonus of $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Mr. Miller is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Miller is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Miller will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 12 months following the second anniversary of the Miller Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Miller Agreement will automatically terminate and the prior employment agreement will again be in full effect.

On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan will continue to be employed as Chief Investment Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Mohan is entitled to a base salary at the annualized rate of $200,000. Mr. Mohan will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Mohan will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Mr. Mohan is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Mohan Agreement will automatically terminate and the prior employment agreement will again be in full effect.

On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will continue to be employed as Chief Marketing Officer of the Company on an at will basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $175,000. Ms. Infante will be eligible for a discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante will be entitled to an additional bonus of $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Infante Agreement will automatically terminate and the prior employment agreement will again be in full effect.

On January 5, 2023, we issued an aggregate of 31,308 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.

On February 27, 2023, we issued options to purchase an aggregate of 531,072 shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

On March 15, 2023, we issued options to purchase 68,928 shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

On March 21, 2023, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement dated November 16, 2022. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at will basis. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $250,000. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Further, Ms. Black will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Black Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Black Agreement will automatically terminate and the prior employment agreement will again be in full effect.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kreit & Chiu CPA LLP (formerly known as Paris Kreit & Chiu CPA LLP) has served as our independent registered public accountants for the years ended December 31, 2022 and 2021.

The following is a summary of the fees billed or expected to be billed to us by our independent registered public accountants, for professional services rendered by Kreit & Chiu CPA LLP (formerly known as Paris Kreit & Chiu CPA LLP) for the fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit fees (1)	$265,000	$58,000
Audit-related fees (2)	2,150	75,000
Tax fees (3)	—	—
All other fees (4)	—	—
	$267,150	$133,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our Consolidated Financial Statements for the fiscal years ended December 31, 2022 and 2021 and in connection with the filing of our Form 10-K, Form 10-Qs and multiple Forms S-1 and Forms S-3s.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns and tax advice.
(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.5+	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed on March 7, 2023)

4.1+	Form of Warrant to Purchase Common Stock dated April 9, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.2 +	Form of Pre-Funded Warrant to Purchase Common Stock dated April 9, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.3+	Form of Warrant to Purchase Common Stock issued to A.G.P./Alliance Global Partners dated April 9, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.4+	Form of Warrant to Purchase Common Stock dated November 22, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

4.5+	Form of Pre-Funded Warrant to Purchase Common Stock dated November 22, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

4.6+	Form of Placement Agent Warrant to Purchase Common Stock issued to A.G.P./Alliance Global Partners dated November 22, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

4.7	2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2022)

4.8*	2023 Equity Incentive Plan

4.9*	Description of Securities

10.1	Form of Securities Purchase Agreement, dated April 7, 2021, between Muscle Maker, Inc. and the Purchaser* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

10.2	Form of Securities Purchase Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

10.3	Form of Registration Rights Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

10.4	Form of Securities Purchase Agreement, dated April 7, 2021, between Muscle Maker, Inc. and the Purchaser* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

10.5	Form of Director Agreement dated July 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019)

10.6	Services Agreement between Muscle Maker, Inc., Sadot LLC and Aggia LLC FC dated November 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.7

Addendum 1 to Services Agreement between Muscle Maker, Inc., Sadot LLC and Aggia LLC FC dated November 17, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.8	Limited Liability Operating Agreement of Sadot LLC dated November 16, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.9

Executive Employment Agreement between Muscle Maker, Inc. and Michael Roper dated November 16, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.10	Executive Employment Agreement between Muscle Maker, Inc. and Jennifer Black dated November 16, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.11	Executive Employment Agreement between Muscle Maker, Inc. and Kevin Mohan dated November 16, 2022 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.12	Executive Employment Agreement between Muscle Maker, Inc. and Kenn Miller dated November 16, 2022 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.13	Executive Employment Agreement between Muscle Maker, Inc. and Aimee Infante dated November 16, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

21.1*	List of Subsidiaries

23.1*	Consent of Kreit & Chiu CPA LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLE MAKER, INC

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: March 21, 2023		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Michael J. Roper	Chief Executive Officer, and
Michael J. Roper	Secretary (Principal Executive Officer)

/s/ Jennifer Black	Chief Financial Officer
Jennifer Black	(Principal Financial Officer)

/s/ Kevin Mohan	Chief Investment Officer and Chairman of the Board
Kevin Mohan

/s/ Stephen A. Spanos	Director
Stephen A. Spanos

/s/ A.B. Southall III	Director
A.B. Southall III

/s/ Paul L. Menchik	Director
Paul L. Menchik

/s/ Jeff Carl	Director
Jeff Carl

/s/ Malcolm Frost	Director
Major General (Ret) Malcolm B. Frost

/s/ Phillip Balatsos	Director
Phillip Balatsos

/s/ Benjamin Petel	Director
Benjamin Petel

/s/ Na Yeon Oh	Director
Na Yeon Oh

/s/ Ray Shankar	Director
Ray Shankar

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Muscle Maker, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Muscle Maker, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Kreit & Chiu CPA LLP

(formerly Paris, Kreit & Chiu CPA LLP)

We have served as Muscle Maker Inc.’s auditor since 2021.

New York, NY

March 21, 2023

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

Assets
Current Assets:
Cash	$9,898,420	$15,766,703
Accounts receivable, net of allowance for doubtful accounts of $23,400 and $23,693 as of December 31, 2022 and December 31, 2021, respectively	134,914	155,167
Inventory	297,178	258,785
Current portion of loans receivable, net of allowance of $— and $71,184 at December 31, 2022 and 2021, respectively	—	—
Prepaid expenses and other current assets	317,439	1,789,328
Total Current Assets	10,647,951	17,969,983
Right to use assets	2,432,894	—
Property and equipment, net	1,894,962	2,280,267
Goodwill	2,626,399	2,626,399
Intangible assets, net	4,610,856	6,387,464
Deposit on farmland	4,914,191	—
Security deposits and other assets	102,273	167,770
Total Assets	$27,229,526	$29,431,883

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,953,269	$2,208,523
Accrued stock-based consulting expenses	3,601,987	—
Notes payable, current	222,356	347,510
Operating lease liability, current	560,444	—
Deferred revenue, current	95,392	49,728
Deferred rent, current	—	36,800
Other current liabilities	181,615	286,088
Total Current Liabilities	6,615,063	2,928,649
Notes payable, non-current	758,822	1,005,027
Operating lease liability, non-current	2,018,851	—
Deferred revenue, non-current	1,275,778	1,013,645
Deferred rent, non-current	—	91,295
Total Liabilities	10,668,514	5,038,616

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,287,212 and 26,110,268 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	2,929	2,611
Additional paid-in capital	95,913,147	95,760,493
Accumulated deficit	(79,355,064)	(71,369,837)
Total Stockholders’ Equity	16,561,012	24,393,267
Total Liabilities and Stockholders’ Equity	$27,229,526	$29,431,883

See Accompanying Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Revenues:
Commodity sales	$150,585,644	$—
Company restaurant sales, net of discounts	10,300,394	9,320,920
Franchise royalties and fees	726,854	778,181
Franchise advertising fund contributions	80,536	188,539
Other revenues	4,989	61,996
Total revenues	161,698,417	10,349,636

Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	145,671,454	—
Labor	346,750	—
Other commodity operating expenses	19,000	—
Total commodity operating expenses	146,037,204	—
Restaurant operating expenses:
Food and beverage costs	3,940,321	3,532,907
Labor	3,844,140	1,917,979
Rent	1,190,903	1,261,096
Other restaurant operating expenses	2,294,688	2,343,137
Total restaurant operating expenses	11,270,052	9,055,119
Impairment of intangible asset	347,110	1,139,908
Impairment of goodwill	—	86,348
Depreciation and amortization expenses	2,015,048	1,206,505
Franchise advertising fund expenses	80,536	188,539
Preopening expenses	116,728	31,829
Post-closing expenses	197,101	—
Stock-based consulting expenses	3,601,987	—
Sales, general and administrative expenses	6,149,801	8,088,682
Total costs and expenses	169,815,567	19,796,930
Loss from operations	(8,117,150)	(9,447,294)

Other Income:
Other income / (expense)	44,944	(9,097)
Interest expense, net	(6,730)	(69,514)
Change in fair value of accrued compensation	—	127,500
Gain on debt extinguishment	141,279	1,228,308
Total other income, net	179,493	1,277,197

Loss Before Income Tax	(7,937,657)	(8,170,097)
Income tax	24,771	6,033
Net loss	$(7,962,428)	$(8,176,130)

Net Loss Per Share:
Basic and Diluted	$(0.28)	$(0.50)

Weighted average Number of Common Shares Outstanding:
Basic and Diluted	$28,558,586	$16,467,393

See Accompanying Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2020	11,725,764	$1,172	$68,987,663	$(63,193,707)	$5,795,128
Issuance of restricted stock	1,200	—	—	—	—
Common stock issued in connection of the acquisition of SuperFit Foods on March 25, 2021	268,240	27	624,973	—	625,000
Common stock, pre-funded warrants and warrants issued in private placement on April 7, 2021, net of fees $790,000	1,250,000	125	9,181,224	—	9,181,349
Common stock issued in connection of the acquisition of Pokemoto on May 14, 2021	880,282	88	1,249,912	—	1,250,000
Common stock, pre-funded warrants and warrants issued in private placement on November 22, 2021, net of fees $1,289,965	6,772,000	677	13,708,924	—	13,709,601
Restricted common stock issued as compensation to executives and employees	221,783	22	636,495	—	636,517
Common stock issued as compensation to board of directors	73,941	7	114,029	—	114,036
Common stock issued as compensation for services	852,500	86	1,326,941	—	1,327,027
Exercise of pre-funded warrants	4,075,337	408	28,365	—	28,773
Cancellation of share per agreement with shareholder	(11,879)	(1)	(99,999)	—	(100,000)
Common stock issued to investor	1,100	—	1,540	—	1,540
Amortization of restricted common stock	—	—	426	—	426
Net loss	—	—	—	(8,176,130)	(8,176,130)
Balance – December 31, 2021	26,110,268	$2,611	$95,760,493	$(71,369,837)	$24,393,267
Cumulative effect of change in accounting principal	—	—	—	(22,799)	(22,799)
Cash less exercise of pre-funded warrants	2,409,604	241	(241)	—	—
Common stock issued as compensation to board of directors	243,345	24	113,952	—	113,976
Common stock issued as compensation for services	35,000	7	17,545	—	17,552
Common stock issued as compensation for employment	20,000	2	10,798	—	10,800
Exercise of pre-funded warrants	438,085	44	—	—	44
Reconciliation for shares outstanding per transfer agent	30,910	—	—	—	—
Stock-based compensation – options	—	—	10,600	—	10,600
Net loss	—	—	—	(7,962,428)	(7,962,428)
Balance – December 31, 2022	29,287,212	$2,929	$95,913,147	$(79,355,064)	$16,561,012

See Accompanying Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(7,962,428)	$(8,176,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,015,048	1,206,505
Stock-based compensation	152,928	2,207,046
Gain on extinguishments of debt	(141,279)	(1,228,308)
Impairment of intangible asset	347,110	1,139,908
Impairment of goodwill	—	86,348
Stock-based consulting expenses	3,601,987	—
Change in fair value of compensation	—	(127,500)
Loss on disposal of assets	274,097	193,405
Bad debt expense	(47,555)	6,663
Changes in operating assets and liabilities:
Accounts receivable, net	(3,376)	(21,525)
Inventory	(38,393)	(125,461)
Prepaid expenses and other current assets	1,471,889	(1,748,425)
Security deposits and other assets	65,497	(274)
Accounts payable and accrued expenses	(132,985)	622,828
Deferred rent	(128,095)	(3,081)
Operating right of use asset and liability, net	123,602	—
Deferred revenue	307,797	(69,380)
Other current liabilities	(104,473)	(355,330)
Total adjustments	7,763,799	1,783,419
Net cash used in operating activities	(198,629)	(6,392,711)

Cash Flows from Investing Activities
Deposit on farmland	(4,914,191)	—
Purchases of property and equipment	(596,611)	(262,019)
Cash paid-in connection with the acquisition of SuperFit Foods	—	(500,000)
Cash paid-in connection with the acquisition of Pokemoto, net of cash acquired	—	(2,815,390)
Collections from loans receivable	71,184	1,600
Net cash used in investing activities	(5,439,618)	(3,575,809)

Cash Flows from Financing Activities
Proceeds from Private Placement Offering, net of underwriter’s discount and offering costs of $2,079,965	—	22,890,950
Proceeds from exercise of pre-funded warrants	44	28,773
Cash paid-in connection with cancellation of shares	—	(100,000)
Repayments of notes payables	(230,080)	(1,280,432)
Net cash (used in) / provided by financing activities	(230,036)	21,539,291

Net (Decrease) / Increase in Cash	(5,868,283)	11,570,771
Cash – beginning of period	15,766,703	4,195,932
Cash – end of period	$9,898,420	$15,766,703

See Accompanying Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$95,926	$80,697
Cash paid for taxes	$26,567	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Cash less exercise of pre-funded warrants	$241	$—

See Accompanying Notes to the Consolidated Financial Statements

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. MMI was a wholly owned subsidiary of Muscle Maker, Inc (“MMI-Cal”), a California corporation incorporated on December 8, 2014, but the two merged on November 13, 2019, with MMI as the surviving entity. MMI wholly owns Muscle Maker Development, LLC (“MMD”), Muscle Maker Corp, LLC (“MMC”) and Muscle Maker USA, Inc (“Muscle USA”). MMD was formed on July 18, 2017, in the State of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees. MMC was formed on July 18, 2017, in the State of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle USA was formed on March 14, 2019, in the State of Texas for the purpose of opening additional new corporate stores. Muscle Maker Development International LLC, a directly wholly owned subsidiary of MMI, which was formed in Nevada on November 13, 2020, to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.

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

Muscle Maker Grill is a fast-casual restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order lean, protein-based meals featuring chicken, seafood, pasta, hamburgers, wraps and flat breads. In addition, our restaurants feature freshly prepared entrée salads and an appealing selection of sides, protein shakes and fruit smoothies. Muscle Maker Grill operates in the fast-casual restaurant segment.

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

On May 14, 2021, MMI acquired PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company (collectively, Pokemoto”), a healthier modern culinary twist on the traditional Hawaiian poke classic. Pokemoto had, at acquisition, 14 locations in four states – Connecticut, Rhode Island, Massachusetts, and Georgia and offers up chef-driven contemporary flavors with fresh delectable and healthy ingredients such as Atlantic salmon, sushi-grade tuna, fresh mango, roasted cashews and black caviar tobiko that appeals to foodies, health enthusiasts, and sushi-lovers everywhere. The colorful dishes and modern chic dining rooms provide an uplifting dining experience for guests of all ages. Customers can dine in-store or order online via third party delivery apps for contactless delivery. Pokemoto Orange Park FL LLC and Pokemoto Kansas LLC (included in “Pokemoto”) were formed in 2022 for the purposes of developing new corporate Pokemoto stores.

On October 19, 2022, MMI formed Sadot LLC, a Delaware limited liability company and a wholly owned subsidiary of MMI. Sadot is focused on international food commodity shipping, farming, sourcing and production of key ingredients such as soy meal, corn, wheat, food oils, etc. A typical shipment contains 25,000 to 75,000 metric tons of product, although some transactions can be smaller. Sadot was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the whole spectrum of the food chain.

MMI and its subsidiaries are hereinafter referred to as the “Company”.

As of December 31, 2022, MMI consisted of five operating segments:

●	Muscle Maker Grill Restaurant Division
●	Pokemoto Hawaiian Poke Restaurant Division
●	Non-Traditional (Hybrid) Division
●	SuperFit Foods Meal Prep Division
●	Sadot Division

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Traditional (Hybrid) Division is a combination of the aforementioned brands and provides its own unique experience for the consumer. Non-Traditional (Hybrid) locations are designed for unique locations such as universities and military bases.

The Company operates under the name Muscle Maker Grill, Pokemoto, SuperFit Foods and Sadot and is a franchisor and owner operator of Muscle Maker Grill restaurants, Pokemoto restaurants, SuperFit Foods Meal Prep and Sadot. As of December 31, 2022, the Company’s restaurant and meal prep system included 19 Company-owned restaurants, 25 franchise restaurants and 34 SuperFit Foods pick up locations. As of December 31, 2022, the Company has franchise agreements for 46 Pokemoto franchises that have sold but have not opened.

Liquidity

Our primary source of liquidity is cash on hand. As of December 31, 2022, the Company had a cash balance, a working capital surplus and an accumulated deficit of $9,898,420, $4,032,888, and $79,355,064, respectively. During the year ended December 31, 2022, the Company incurred a Pre-tax net loss of $7,937,657 and Net cash used in operations of $198,629. The Company believes that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates and assumptions are periodically reviewed, and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 or 2021.

Inventory

Inventories, which are stated at the lower of cost or net realizable value, consist primarily of perishable food items and supplies. Cost is determined using the first-in, first-out method.

Deposit on Farmland

Deposit on farmland consists of funds paid as a deposit with the intent to acquire farmland in Africa by our Sadot subsidiary. As of December 31, 2022, the Company recorded a deposit of $4,914,191. The Company has entered into a letter of intent with a deposit to purchase undeveloped farmland. The Company is still in final negotiations with the intent to finalize the agreement by the end of the second quarter of 2023.

Property and Equipment

Property and equipment are stated at cost less accumulated Depreciation and amortization expenses. Major improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

Furniture and equipment	3 – 7 years
Leasehold improvements	1 – 11 years

Intangible Assets

The Company accounts for recorded intangible assets in accordance with the Accounting Standards Codification (“ASC’) 350 “Intangibles – Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company’s trademark – Muscle Maker had an indefinite life as of December 31, 2021. The Company determined that as of January 1, 2022, – the trademark – Muscle Maker had a finite life of 3 years and will be amortizing the value over the new estimated life. The Company’s goodwill has an indefinite life and is not amortized, but are evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The useful lives of the Company’s intangible assets are:

Franchisee agreements	13 years
Franchise license	10 years
Trademarks	3 – 5 years
Domain name, Customer list and Proprietary recipes	3 – 7 years
Non-compete agreements	2 – 3 years

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”).

If the instrument is determined not to be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the market price of the Company’s common stock as of the commitment date to the effective conversion price of the instrument.

As of December 31, 2022 and 2021, the Company deemed the conversion feature was not required to be bifurcated and recorded as a derivative liability.

Revenue Recognition

The Company’s revenues consist of Commodity sales, Restaurant sales, Franchise royalties and fees, Franchise advertising fund contributions, and Other revenues. The Company recognized revenues according to Topic 606 of FASB, “Revenue from Contracts with Customers”. Under the guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.

Commodity Sales

Commodity sale revenue is generated by our Sadot subsidiary and is recognized when the commodity is delivered as evidenced by the bill of lading and the invoice is prepared and submitted to the customer. During the year ended December 31, 2022, the Company recorded Commodity sales revenues of $150,585,644. The Company did not have any Commodity sales revenue during the year ended December 31, 2021.

Restaurant Sales

Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $10,300,394 and $9,320,920 during the years ended December 31, 2022 and 2021, respectively.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchise Royalties and Fees

Franchise revenues consists of royalties, initial franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $485,316 and $434,849 during the years ended December 31, 2022 and 2021, respectively, which is included in Franchise royalties and fees on the accompanying Consolidated Statements of Operations.

The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and initial franchise fees. The Company capitalizes these fees upon collection from the franchisee. These initial fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. If a franchise location closes or a franchise agreement is terminated for any reason, the unrecognized revenue will be recognized in full at that time. The Company recorded revenue from initial franchise fees of $117,205 and $263,215 during the years ended December 31, 2022 and 2021, respectively, which is included in Franchise royalties and fees on the accompanying Consolidated Statements of Operations.

The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $124,333 and $80,117 during the years ended December 31, 2022 and 2021, respectively, which is included in Franchise royalties and fees on the accompanying Consolidated Statements of Operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of Food and beverage costs during the period in which the related food and beverage purchases are made.

Franchise Advertising Fund Contributions

Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses. When an advertising contribution fund is over-spent at year-end, advertising expenses will be reported on the Consolidated Statement of Operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a year-end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $80,536 and $188,539, respectively, during the years ended December 31, 2022 and 2021, which are included in Franchise advertising fund contributions on the accompanying Consolidated Statements of Operations.

Other Revenues

Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the Consolidated Balance Sheets. The Company recorded $4,989 and $61,996 for gift card breakage for the years ended December 31, 2022 and 2021, respectively.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

Deferred revenue primarily includes initial franchise fees received by the Company, which are being amortized over the life of the Company’s franchise agreements. Deferred revenue is recognized in income over the life of the franchise agreements. If a franchise location closes or a franchise agreement is terminated for any reason, the remaining deferred revenue will be recognized in full at that time.

Stock-Based Consulting Expense

Stock-based consulting expense are related to consulting fees due to Aggia for Sadot operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80% of the Net Income generated by the Sadot business segment. For the year ended December 31, 2022, $3,601,987 is recorded as Stock-based consulting expense in the accompanying Consolidated Statements of Operations and a corresponding liability is recorded as Accrued stock-based consulting expense in the accompanying Consolidated Balance Sheets. This expense is expected to be paid in stock in 2023.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were $346,932 and $244,186 for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, advertising cost of $168,574 and $137,054, respectively, are included in Sales, general and administrative expenses and $178,358 and $107,122, respectively, are included in Other restaurant operating expenses in the accompanying Consolidated Statements of Operations.

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

The following securities are excluded from the calculation of weighted average diluted common shares at December 31, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive:

	December 31,
	2022	2021
Warrants	18,033,640	20,284,016
Options	412,500	100,000
Convertible debt	23,559	32,350
Total potentially dilutive shares	18,469,699	20,416,366

Major Vendor

The Company engages various vendors to distribute food products to their Company-owned restaurants. Purchases from the Company’s largest supplier totaled 33% and 54% of the Company’s purchases for the years ended December 31, 2022 and 2021, respectively.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of the FASB Accounting ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1 — quoted prices in active markets for identical assets or liabilities.

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

See Note 17 – Equity – Warrant and Options Valuation for details related to accrued compensation liability being fair valued using Level 1 inputs.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as Sales, general and administrative expenses in the Consolidated Statements of Operations.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires companies to recognize lease liabilities and corresponding right-of-use leased assets on the Balance Sheets and to disclose key information about leasing arrangements. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2021, with early adoption permitted.

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

In October 2021, the FASB issued ASU 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 18 – Subsequent Events.

NOTE 3 – LOANS RECEIVABLE

The Company had no loan receivable balance at December 31, 2022 and 2021. Loans receivable includes loans to franchisees totaling, in the aggregate, net of reserves for uncollectible loans. There were no reserves for uncollectible loans at December 31, 2022 and $71,184 at December 31, 2021. Loans receivable was paid in full during the third quarter of 2022 and the corresponding reserve for loan loss was reversed.

NOTE 4 – PREPAID EXENSES AND OTHER CURRENT ASSETS

At December 31, 2022 and 2021, the Company’s prepaid expenses and other current assets consists of the following:

	December 31,	December 31,
	2022	2021
Prepaid expenses	$89,197	$83,975
Preopening expenses	—	602
Other receivables	228,242	1,704,751
Prepaid and Other Current Assets	$317,439	$1,789,328

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in prepaid and other current assets is a receivable of $228,242 and $1,704,751 for the years ended December 31, 2022 and 2021, respectively. The receivable reduced Labor expense for 2021 is included in Restaurant operating expenses, related to the employee retention tax credits receivable from the Internal Revenue Services (“IRS”) that was made available to companies effected by COVID-19. The Company started to early access the credit in the fourth quarter of 2021 as allowed by the IRS.

NOTE 5 – DEPOSIT ON FARMLAND

At December 31, 2022, the Company’s deposit on farmland balance was $4,914,191. Deposit on farmland consists of funds paid as a deposit with the intent to acquire farmland in Africa by our Sadot subsidiary. The Company has entered into a letter of intent with a deposit to purchase undeveloped farmland. The Company is still in final negotiations with the intent to finalize the agreement by the end of the second quarter of 2023.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2022, and 2021, Property and equipment consist of the following:

	December 31,	December 31,
	2022	2021

Furniture and equipment	$1,266,008	$1,397,098
Vehicles	55,000	55,000
Leasehold improvements	2,061,888	1,981,019
Construction in process	5,000	—
Property and equipment, gross	3,387,896	3,433,117
Less: accumulated depreciation	(1,492,934)	(1,152,850)
Property and equipment, net	$1,894,962	$2,280,267

Depreciation expense amounted to $585,550 and $565,599 for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company wrote off Property and equipment with an original cost value of $519,563 and $347,658, respectively, related to closed locations and future locations that were terminated due to the economic environment as a result of COVID-19 and increased Labor and Food cost and recorded a loss on disposal of $274,098 and $193,405, respectively, after accumulated depreciation of $245,465 and $154,253, respectively, in the Consolidated Statement of Operations.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. The Company’s trademark – Muscle Maker had an indefinite life as of December 31, 2021. The Company determined that as of January 1, 2022, the trademark – Muscle Maker had a finite life of 3 years and will be amortizing the value over the new estimate life. The other intangible assets are amortized over useful lives ranging from 2 to 13 years.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the intangible assets is presented below:

Intangible Assets	Intangible assets, net at December 31, 2022	Acquisitions	Impairment of intangible assets	Amortization expense	Intangible assets, net at December 31, 2021	Acquisitions	Impairment of intangible assets	Amortization expense	Intangible assets, net at December 31, 2020
Trademark Muscle Maker Grill	$669,992	$—	$(347,110)	$(508,551)	$1,525,653	$—	$(998,347)	$—	$2,524,000
Franchise Agreements	135,659	—	—	(26,780)	162,439	—	(141,561)	(50,278)	354,278
Trademark SuperFit	29,080	—	—	(8,995)	38,075	45,000	—	(6,925)	—
Domain Name SuperFit	80,778	—	—	(24,986)	105,764	125,000	—	(19,236)	—
Customer List SuperFit	90,470	—	—	(27,985)	118,455	140,000	—	(21,545)	—
Proprietary Recipes SuperFit	103,396	—	—	(31,982)	135,378	160,000	—	(24,622)	—
Non-Compete Agreement SuperFit	106,751	—	—	(86,588)	193,339	260,000	—	(66,661)	—
Trademark Pokemoto	117,881	—	—	(34,981)	152,862	175,000	—	(22,138)	—
Franchisee License Pokemoto	2,322,125	—	—	(277,348)	2,599,473	2,775,000	—	(175,527)	—
Proprietary Recipes Pokemoto	866,614	—	—	(161,302)	1,027,916	1,130,000	—	(102,084)	—
Non-Compete Agreement Pokemoto	88,110	—	—	(240,000)	328,110	480,000	—	(151,890)	—

	$4,610,856	$—	$(347,110)	$(1,429,498)	$6,387,464	$5,290,000	$(1,139,908)	$(640,906)	$2,878,278

Amortization expense related to intangible assets was $1,429,498 and $640,906 for the years ended December 31, 2022 and 2021, respectively.

The estimated future amortization expense is as follows:

For the year ended December 31,	2023	2024	2025	2026	2027	Thereafter	Total
Trademark Muscle Maker Grill	$334,997	$334,996	$—	$—	$—	$—	$669,992
Franchise Agreements	26,780	26,853	26,780	26,780	26,780	1,686	135,659
Trademark SuperFit	8,995	9,020	8,995	2,070	—	—	29,080
Domain Name SuperFit	24,986	25,055	24,986	5,751	—	—	80,778
Customer List SuperFit	27,985	28,061	27,985	6,439	—	—	90,470
Proprietary Recipes SuperFit	31,982	32,071	31,982	7,361	—	—	103,396
Non-Compete Agreement SuperFit	86,588	20,163	—	—	—	—	106,751
Trademark Pokemoto	34,981	35,077	34,981	12,842	—	—	117,881
Franchisee License Pokemoto	277,348	278,108	277,348	277,348	277,348	934,625	2,322,125
Proprietary Recipes Pokemoto	161,303	161,744	161,303	161,303	161,303	59,658	866,614
Non-Compete Agreement Pokemoto	88,110	—	—	—	—	—	88,110

Total	$1,104,055	$1,124,702	$594,359	$499,893	$465,430	$995,972	$4,610,856

The Company sustained operating and cash flow losses from inception which formed a basis for performing an impairment test of its Intangible Assets. The Company performed a recoverability test on the Company’s intangible assets based on its projected future undiscounted cash flows. As a result of a failed recoverability test the Company proceeded to measure the fair value of those assets based on the future discounted cash flows and recorded an impairment charge in the aggregate amount of $347,110 and $1,139,908 during the years ended December 31, 2022 and 2021, respectively. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and royalty payments. These forecasts were based on actual revenues and take into account recent developments as well as the Company’s plans and intentions.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the goodwill assets is presented below:

Goodwill	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
Goodwill, net at January 1, 2021	$656,348	$—	$—	$656,348
Acquisitions	—	1,798,399	258,000	2,056,399
Impairment of goodwill	(86,348)	—	—	(86,348)
Goodwill, net at December 31, 2021	$570,000	$1,798,399	$258,000	$2,626,399
Acquisitions	—	—	—	—
Impairment of goodwill	—	—	—	—
Goodwill, net at December 31, 2022	$570,000	$1,798,399	$258,000	$2,626,399

During the years ended December 31, 2022 and 2021, the Company performed a quantitative goodwill assessment and determined the fair value of Muscle Maker Grill restaurant using a discounted cash flow model. The discounted cash flow model relied on making assumptions, such as the extent of the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, and the expected growth in profitability and discount rate, which we believed were appropriate. The results of our 2021 goodwill impairment test indicated that the estimated carrying value of Muscle Maker Grill exceeded its fair value amount. As a result, we recorded a goodwill impairment charge of $86,348 during the year ended December 31, 2021. No impairment charge was recorded during the year ended December 31, 2022.

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES

Accounts payables and accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Accounts payable	$1,085,143	$911,415
Accrued payroll and bonuses	551,129	758,732
Accrued expenses	87,382	226,954
Accrued professional fees	185,000	185,872
Sales taxes payable (1)	44,615	125,550
	$1,953,269	$2,208,523

(1)	See Note 15 – Commitments and Contingencies – Taxes for details related to delinquent sales taxes in 2021.

NOTE 9 –ACCRUED STOCK-BASED CONSULTING EXPENSES

At December 31, 2022, Accrued stock-based consulting expenses was $3,601,987. Accrued stock-based consulting expenses are related to consulting fees due to Aggia for Sadot operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80% of the Net income generated by the Sadot business segment. For the year ended December 31, 2022, $3,601,987 is also recorded as Stock-based consulting expense in the accompanying Consolidated Statements of Operations. The Stock-based consulting expense is expected to be paid in stock in 2023.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 –NOTES PAYABLE

Convertible Notes Payable

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

The Company had an aggregate gross amount of $82,458, as of December 31, 2022 and 2021, respectively, included in notes payable.

As of December 31, 2021, the Company had another convertible note payable in the amount of $100,000, which is included within notes payable. This note was paid in full as of December 31, 2022. See Note 15 – Commitments and Contingencies – Litigation, Claims and Assessments for details related to the convertible note payable.

Other Notes Payable

On October 10, 2019, the Company issued a note payable in connection with the acquisition of the franchisee location in the amount of $300,000. The note has a stated interest rate of 8% with monthly payments payable over 5 years.

On May 9, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement with Greater Nevada Credit Union, pursuant to which the Company received loan proceeds of $866,300 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and is administered by the U.S. Small Business Administration.

On June 21, 2021, the U.S. Small Business Administration (the “SBA”) forgave the Company’s first PPP loan entered into on May 9, 2020. The aggregate amount forgiven is $875,974, consisting of $866,300 in principal and $9,674 in interest expenses during the year ended December 31, 2021. The forgiven amount was accounted for as a Gain on debt extinguishment and was recorded in our Consolidated Statements of Operations.

During the year ended December 31, 2021, as part of the Pokemoto acquisition, the Company acquired $1,171,400 loans issued by the Small Business Administration under its Economic Injury Disaster Loans (“EIDL”). The Company repaid all the loans in full during the year ended December 31, 2021.

During the year ended December 31, 2021, as part of the Pokemoto acquisition the Company acquired $291,053 in paycheck protection loans second draw (the “PPP 2 Loan”). The SBA forgave $151,176 in principal and $1,589 in interest expense during the year ended December 31, 2021. The SBA forgave $139,877 in principal and $1,402 in interest expense during the year ended December 31, 2022. The forgiven amount was accounted for as a Gain on debt extinguishment and was recorded in our Consolidated Statements of Operations.

During the years ended December 31, 2022 and 2021, the Company repaid a total amount of $130,080 and $1,280,432, respectively, of the other notes payables.

As of December 31, 2022, the Company had an aggregate amount of $898,721 in other notes payable. The notes had interest rates ranging between 3.75% - 8% per annum, due on various dates through May 2026.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of notes payable as of December 31, 2022, are as follows:

Principal
Repayments due as of	Amount
12/31/2023	$222,356
12/31/2024	137,159
12/31/2025	79,315
12/31/2026	542,348
$981,178

NOTE 11 – LEASES

The Company adopted Topic 842 as of January 1, 2022. The Company’s leases consist of restaurant locations. We determine if a contract contains a lease at inception. The lease generally has remaining terms of 1-10 years and most lease included the option to extend the lease for an additional 5-year period.

The total lease cost associated with right of use assets and operating lease liabilities for the year ended December 31, 2022, was $945,133 and has been recorded in the Consolidated Statement of Operations as Rent expense within Restaurant operating expenses.

As of December 31, 2022, assets and liabilities related to the Company’s leases were as follows:

December 31,
2022
Assets
Right to use asset	$2,432,894

Liabilities
Operating leases – current	$560,444
Operating leases – non-current	2,018,851
Total lease liabilities	$2,579,295

As of December 31, 2022, the Company’s lease liabilities mature as follows:

Operating Leases
Fiscal Year:
2023	$833,562
2024	769,663
2025	621,298
2026	413,364
2027	248,123
Thereafter	567,519
Total lease payments	$3,453,529
Less imputed interest	(874,234)
Present value of lease liabilities	$2,579,295

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease term and discount rates were as follows:

December 31,
2022
Weighted-average remaining lease term (in years)
Operating leases	4.92
Weighted-average discount rate
Operating leases	12%

NOTE 12 – DEFERRED REVENUE

At December 31, 2022 and 2021, deferred revenue consists of the following:

	December 31,	December 31,
	2022	2021
Deferred revenues, net	$1,371,170	$1,063,373
Less: deferred revenue, current	(95,392)	(49,728)
Deferred revenues, non-current	$1,275,778	$1,013,645

Deferred revenue of $91,881 at December 31, 2021, was recognized in revenue in 2022 within Franchise royalties and fees on the Consolidated Statement of Operations. Deferred revenue of $95,392 at December 31, 2022, is expected to be recognized during 2023.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Gift card liability	$25,432	$27,633
Co-op advertising fund liability	77,811	126,564
Marketing development brand liability	35,424	14,330
Advertising fund liability	42,948	117,561
	$181,615	$286,088

See Note 2 – Significant Accounting Policies – Revenue Recognition for details related to the gift card liability and advertising fund liability.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2022 and 2021 are presented below:

	For the Years Ended
	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$10,614,916	$10,345,422
Receivable allowance	5,057	18,885
Stock-based compensation	14,825	—
Intangible assets	313,546	662,357
Property and equipment	—	—
Deferred rent	—	12,935
Other carryforwards	279	—
Deferred revenues	204,473	177,191
Leases	31,638	—
Gross deferred tax asset	11,184,734	11,216,790

Deferred tax liabilities:
Property and equipment	(159,762)	(447,944)
Gross deferred tax liabilities	(159,762)	(447,944)

Net deferred tax assets	11,024,972	10,768,846

Valuation allowance	(11,024,972)	(10,768,846)

Net deferred tax asset, net of valuation allowance	$—	$—

The income tax expense for the periods shown consist of the following:

	For the Years Ended
	December 31,
	2022	2021
Federal:
Current	$—	$—
Deferred	—	—
State and local:
Current	24,771	6,033
Deferred	—	—
	24,771	6,033
Change in valuation allowance	—	—

Income tax expense	$24,771	$6,033

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	For the Years Ended
	December 31,
	2022	2021

Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	(0.5)%	7.0%
Permanent differences	(0.1)%	(0.0)%
PPP loan forgiveness	0.4%	—
Return to provision adjustments	3.3%	—
Deferred tax asset true up- State	(14.5)%	—
Deferred tax asset true up- Federal	(6.8)%	—
Other	—	(1.7)%
Change in valuation allowance	(3.3)%	(26.3)%

Effective income tax rate	(0.5)%	0.0%

The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Nevada, California, Connecticut, Florida, New Jersey, Texas, Virginia, New York State and New York City. The earliest year that the Company is subject to examination is the year ended December 31, 2015.

The Company has approximately $63.2 million of Federal and State Net operating loss (“NOLs”) available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2035 to 2037 for federal and state purposes.

As of December 31, 2022 and 2021, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $11,024,972 and $10,768,846, respectively. The valuation allowance increased by approximately $256,126.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more “5 percent stockholders” increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period or beginning the day after the most recent ownership change, if shorter.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Election of Directors

On October 7, 2021, the Company held its annual shareholders meeting, and the shareholders voted on the directors to serve on the Company’s board of directors. The shareholders elected Kevin Mohan, Stephan Spanos, A.B. Southall III, Paul L. Menchik, Jeff Carl, Major General (ret) Malcolm Frost and Phillip Balatsos to serve on the Company’s board of directors.

On December 22, 2022, the Company held its annual shareholders meeting, and the shareholders voted on the directors to serve on the Company’s board of directors. The shareholders elected Kevin Mohan, Stephan Spanos, A.B. Southall III, Paul L. Menchik, Jeff Carl, Major General (ret) Malcolm Frost and Phillip Balatsos to serve on the Company’s board of directors.

On December 27, 2022, the Board appointed Benjamin Petel to the Board of Directors.

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

On March 8, 2021, the Company entered into a Consulting Agreement with consultants as a strategy business consultant to provide the Company with financial and business advice. The term of the agreement was for five months from the effective date on March 8, 2021. Pursuant to the terms of the agreement the Company agreed to pay the consultant a total of 100,000 shares of the Company’s common stock. The Company issued 70,000 shares of common stock upon the effective date of the agreement with the remaining 30,000 to be issued upon the successful completion of the agreement. As of December 31, 2022, the Company issued the remaining 30,000 shares of common with a grant date fair value of $31,800 pursuant to the terms of the agreement.

On March 22, 2021, the Company entered into a Consulting Agreement with consultants with experience in the area of investor relations and capital introductions. The term of the agreement is for six months from the effective date on March 22, 2021. Pursuant to the terms of the agreement the Company paid $250,000 in cash and issued 150,000 shares of the Company’s common stock.

On November 14, 2022 (the “Effective Date”), the Company, Sadot and Aggia LLC FC, a company formed under the laws of United Arab Emirates (“Aggia”) entered into a Services Agreement (the “Services Agreement”) whereby Sadot engaged Aggia to provide certain advisory services to Sadot for creating, acquiring and managing Sadot’s business of wholesaling food and engaging in the purchase and sale of physical food commodities.

As consideration for Aggia providing the services to Sadot, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot generating net income measured on a quarterly basis at per share price of $1.5625, subject to equitable adjustments for any combinations or splits of the common stock occurring following the Effective Date. Upon Sadot generating net income for any fiscal quarter, the Company shall issue Aggia a number of shares of common stock equal to the net income for such fiscal quarter divided by the per share price (the “Shares”). The Company may only issue authorized, unreserved shares of common stock. The Company will not issue Aggia in excess of 14,424,275 shares representing 49.999% of the number of issued and outstanding shares of common stock as of the Effective Date. Further, once Aggia has been issued a number of shares constituting 19.99% of the issued and outstanding shares of common stock of the Company, no additional shares shall be issued to Aggia unless and until this transaction has been approved by the shareholders of the Company. In the event that the shares cap has been reached, then the remaining portion of the net income, if any, not issued as shares shall accrue as debt payable by Sadot to Aggia until such debt has reached a maximum of $71,520,462. The Company will prepare the shares earned calculation after the annual audit or quarter review is completed by the auditors. The shares will be issued within 10 days of the final calculation.

Board Compensation

For the year ended December 31, 2021, through the third quarter of 2022 the board members were eligible for cash compensation of $12,000 per year to be paid quarterly within 30 days of the close of each quarter. On November 11, 2022, the board of directors approved a new board compensation plan that would increase the cash compensation to $22,000 to be paid quarterly within 30 days of the close of each quarter, which was retroactively applied for the full fourth quarter of 2022.

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

As of December 31, 2022, the Company accrued a total of $28,487 related to board compensation for stock issuance and $33,000 for their portion of cash compensation earned during the fourth quarter of 2022.

Franchising

During the years ended December 31, 2022 and 2021, the Company entered into various Pokemoto franchise agreements for a total of 30 and 17, respectively, potentially new Pokemoto locations with various franchisees. The Franchisees paid the Company an aggregate of $425,222 and $217,500 and this has been recorded in deferred revenue as of December 31, 2022 and 2021, respectively.

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

ACC is required to pay MMDI $150,000 pursuant to the Master Franchise Agreement upon the occurrence of various events. ACC is required to pay MMDI $20,000 upon the execution of each franchise agreement for each individual restaurant and a monthly royalty fee of $1,000 for each restaurant. Further, ACC is to adhere to the agreed upon development schedule as outlined in the master franchise agreement. An initial $50,000 deposit was paid on the agreement and no other amount is due at this time.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes

The Company failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. As of the second quarter 2022, all past due tax on sales from 2017 and 2018 has been paid in full. The Company had accrued a sales tax liability for approximately $44,615 and $125,550 as of December 31, 2022, and December 31, 2021, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner. The Company has completed all the payment plans with the various state or local entities for these past owed amounts.

Litigations, Claims and Assessments

On April 24, 2022, the Company and a convertible note holder entered into an agreement in which the Company will repay a total of $110,000 in connection with the default judgement issued on June 22, 2018, by the Iowa District Court for Polk County #CVCV056029, filed against the Company for failure to pay the remaining balance due on a promissory note in the amount of $100,000, together with interest, attorney fees and other costs of $171,035. The Company agreed to pay $40,000 on or before May 1, 2020 and to make seven installment payments of $10,000 per month starting on or before June 1, 2022. As of December 30, 2022, the Company has paid this note in full.

On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas in El Paso County #2019DCV0824. The contractor is claiming a breach of contract and is seeking $32,809 in damages for services claimed to be rendered by the contractor. The Company accrued $30,000 for the liability in accounts payable and accrued expenses as of December 31, 2022 and 2021.

On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $130,185 for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of December 31, 2022, the Company has accrued for the liability in accounts payable and accrued expenses.

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

Corporate Address Change

During August 2022 the Company relocated its corporate office address from 2600 South Shore Blvd. Suite 300, League City, Texas, to 1751 River Run, Ste 200, Fort Worth, TX 76107.

Employment Agreements

On November 16, 2022, the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $350,000. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually. Further, Mr. Roper will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 18 months following the second anniversary of the Roper Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Roper Agreement will automatically terminate and the prior employment agreement will again be in full effect.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 16, 2022, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at will basis. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $190,000. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Further, Ms. Black will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Black Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Black Agreement will automatically terminate and the prior employment agreement will again be in full effect.

On November 16, 2022, the Company entered into an Executive Employment Agreement with Kenn Miller (the “Miller Agreement”), which replaced his prior employment agreement. Pursuant to the Miller Agreement, Mr. Miller will continue to be employed as Chief Operating Officer of the Company on an at will basis. During the term of the Miller Agreement, Mr. Miller is entitled to a base salary at the annualized rate of $275,000. Mr. Miller will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Miller will be entitled to an additional bonus of $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Mr. Miller is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Miller is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Miller will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 12 months following the second anniversary of the Miller Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Miller Agreement will automatically terminate and the prior employment agreement will again be in full effect.

On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan will continue to be employed as Chief Investment Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Mohan is entitled to a base salary at the annualized rate of $200,000. Mr. Mohan will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Mohan will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Mr. Mohan is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Mohan Agreement will automatically terminate and the prior employment agreement will again be in full effect.

On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will continue to be employed as Chief Marketing Officer of the Company on an at will basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $175,000. Ms. Infante will be eligible for a discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante will be entitled to an additional bonus of $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Infante Agreement will automatically terminate, and the prior employment agreement will again be in full effect.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 9, 2022, the Company and Ferdinand Groenewald, the former Chief Accounting Officer, entered a letter agreement providing that Mr. Groenewald will continue to be engaged by the Company on an at-will basis with a base salary at the annualized rate of $175,000 effective February 14, 2022. Mr. Groenewald was entitled to a discretionary performance bonus to be paid in cash or equity of up to 25% of his salary. Within 90 days of the effective date, the Company issued Mr. Groenewald stock options to receive 25,000 shares of common stock which will over a term of five years. If Mr. Groenewald is terminated by the Company for any reason other than cause, including termination without cause in connection with a change in control, he was entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the Company’s payroll schedule and insurance program, but subject to the execution of a valid release in favor of the Company and its related parties. See Note 17 – Equity – Options for details related to the issuance of the stock options.

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

NASDAQ Notice

On February 1, 2022, the Company received a letter from the Staff therein indicating that, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to the Minimum Bid Price Requirement. Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until August 1, 2022, to regain compliance. On August 2, 2022, the Company received a second letter from the Staff advising that the Company had been granted an additional 180 calendar days, or to January 30, 2023, to regain compliance with the Minimum Bid Price Requirement, in accordance with NASDAQ Listing Rule 5810(c)(3)(A).

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

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – REPORTABLE OPERATING SEGMENTS

See Note 1 – Business Organization and Nature of Operations for descriptions of our operating segments.

The following table sets forth the results of operations for the relevant segments for the years ended December 31, 2022 and 2021:

	December, 31,	December, 31,
	2022	2021
Revenues
Muscle Maker Grill Division	$4,443,177	$5,530,803
Pokemoto Division	4,952,959	2,685,498
Non-Traditional (Hybrid) Division	383,270	665,884
SuperFit Foods Division	1,333,367	1,467,451
Sadot Division	150,585,644	—
	$161,698,417	$10,349,636

Operating Loss
Muscle Maker Grill Division	$(938,261)	$(493,635)
Pokemoto Division	92,884	632,929
Non-Traditional (Hybrid) Division	(328,577)	(1,009,774)
SuperFit Division	37,885	192,789
Sadot Division	4,548,440	—
Corporate and unallocated sales, general and administrative expenses(a)	(6,149,801)	(8,088,682)
Stock-based consulting expenses	(3,601,987)	—
Unallocated operating other income/ (expense)(b)	(1,777,733)	(680,921)
Operating Loss	$(8,117,150)	$(9,447,294)
Other income/ (expense)	44,944	(9,097)
Interest expense, net	(6,730)	(69,514)
Change in fair value of accrued compensation	—	127,500
Gain on debt extinguishment	141,279	1,228,308
Loss before income taxes	$(7,937,657)	$(8,170,097)

(a)	Includes charges related to corporate expense that the Company does not allocate to the respective divisions. For the years ended December 31, 2022 and 2021, the largest portion of this expense related to corporate payroll, benefits and other compensation expenses of $3,682,605 and $3,198,844, respectively, and professional and consulting expense of $1,010,866 and $3,707,773, respectively.

(b)	Includes charges related to the Impairment of intangible assets and goodwill, related to Muscle Maker Grill intangible assets and goodwill, amortization of intangible asset, corporate depreciation of fixed assets, Preopening expenses and Post-closing expenses.

NOTE 17 – EQUITY

Authorized Capital

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

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option and Stock Issuance Plan

2020 Plan

The Company’s board of directors and shareholders approved and adopted on October 27, 2020 the 2020 Equity Incentive Plan (“2020 Plan”), effective on October 27, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2020 Plan, the Company reserved 1,750,000 shares of common stock for issuance. As of December 31, 2022, 889,756 shares have been issued under the 2020 Plan.

2021 Plan

The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1,500,000 shares of common stock for issuance. As of December 31, 2022, 625,120 shares have been issued and 312,500 options to purchase shares have been awarded under the 2021 Plan.

Common Stock Issuances

On February 3, 2021, the Company issued an aggregate of 20,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $42,600.

On April 30, 2021, the Company issued an aggregate of 10,000 shares of common stock of the Company to a digital marketing consultant, pursuant to their service agreement, with an aggregate fair value of $14,700.

On May 6, 2021, the Company issued an aggregate of 150,000 shares of common stock of the Company to a digital marketing consultant with an aggregate fair value of $214,500. The Company originally accrued for the liability as accrued compensation expense on the books, as the share were fully earned pursuant to their service agreement. On the date of issues of the shares the Company recorded a gain on the change in fair value of the accrued compensation of $127,500 in the Consolidated Statement of Operations.

On May 27, 2021, the Company cancelled 11,879 shares of common stock previously issued to an investor pursuant to a settlement. The cancellation of the 11,879 shares was part of the settlement agreement. See Note 15 – Commitments and Contingencies – Litigation, Claims and Assessments for further details related to the settlement.

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

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 8, 2022, the Company authorized the issuance of 5,000 shares of common stock to a contractor for work done at a Company owned location.

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

On November 29, 2022, the Company authorized the issuance of an aggregate of 438,085 shares of common stock in connection with the exercise of pre-funded warrants.

See Note 15 – Commitments and Contingencies – Consulting Agreements and Board Compensation for details related to additional stock issuances during the years ended December 31, 2022 and 2021.

Private Placements

On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor agreed to purchase from the Company for an aggregate purchase price of approximately $10,000,000 (i) 1,250,000 shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4,115,227 shares of common stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2,865,227 shares of common stock (the “pre-funded warrant”). Each share and accompanying common warrant is being sold together at a combined offering price of $2.43 per share and Common Warrant, and each pre-funded warrant and accompanying common warrant is being sold together at a combined offering price of $2.42 per pre-funded warrant and accompanying common warrant. The pre-funded warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the pre-funded warrant is fully exercised. The common warrant will have an exercise price of $2.43 per share, are immediately exercisable and will expire 5.5 years from the date of issuance. The Private Placement closed on April 9, 2021.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 17, 2021, the Company entered into a Securities Purchase Agreement with accredited investors (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investors (the “Purchasers”) agreed to purchase from the Company for an aggregate purchase price of approximately $15,000,000 (i) 6,772,000 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company (the “common stock”) (ii) a common stock purchase warrant to purchase up to 10,830,305 shares of common stock (the “common warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 4,058,305 shares of common stock (the “pre-funded warrant”). Each share and accompanying common warrant were being sold together at a combined offering price of $1.385 per share and common warrant, and each pre-funded warrant and accompanying Common Warrant is being sold together at a combined offering price of $1.3849 per pre-funded warrant and accompanying common warrant. The pre-funded warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the pre-funded warrant is fully exercised. The common warrant will have an exercise price of $1.385 per share, are immediately exercisable and will expire 5 years from the date of issuance. The Private Placement closed on November 22, 2021.

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

Pursuant to a placement agency agreement, dated November 17, 2021, between the Company and A.G.P./Alliance Global Partners (the “Placement Agent”) entered into in connection with the Private Offering, the Placement Agent acted as the sole placement agent for the Private Placement and the Company has paid customary placement fees to the Placement Agent, including a cash fee equal to 8% of the gross proceeds raised in the Private Placement and a common stock purchase warrant to purchase shares of Common Stock in an amount equal to 4% of the Shares and shares of common stock issuable upon exercise of the warrants sold in the Private Placement, which warrant has an exercise price of $1.662 per share and is exercisable commencing six months from the date of the pricing of the Private Placement for a period of five years after such date. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the placement agent incurred in connection with the Private Placement. The warrants for the November 17, 2021, private placement for the Placement Agents were issued in the fourth quarter of 2022.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Common Stock

On January 1, 2021, 1,200 shares of restricted common stock vested that was originally issued to employees and consultants in May 2017.

On February 11, 2021, the Company issued an aggregate of 221,783 shares of restricted common stock of the Company to various executives and an employee. The restricted common stock is fully vested upon the date of grant.

On April 4, 2022, the Company authorized the issuance of 20,000 shares of common stock to a member of the executive team per the employment agreement.

At December 31, 2022, there was no restricted common stock outstanding. A summary of the activity related to the restricted common stock for the years ended December 31, 2022 and 2021, respectively, is presented below:

		Weighted-average grant date
	Total	fair value
Outstanding at January 1, 2021	1,200	$65.33
Granted	221,783	2.87
Forfeited	—	—
Vested	(222,983)	3.21
Outstanding at December 31, 2021	—	—
Granted	20,000	0.54
Forfeited	—	—
Vested	(20,000)	0.54
Outstanding at December 31, 2022	—	$—

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

Options

On May 2, 2022, the Company, pursuant to the employment agreements, issued options to purchase an aggregate of 312,500 shares of the Company’s common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on June 30, 2022.

On October 10, 2022, the Company issued options to purchase 25,000 shares of the Company’s common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on December 31, 2022.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 25,000 shares forfeited upon the departure of an officer.

A summary of option activity during the years ended December 31, 2022 and 2021 is presented below:

	Number of	Weighted-average	Weighted-average remaining
	options	exercise price	life (in years)
Outstanding, January 1, 2021	300,000	$3.33	1.10
Issued	—	—
Exercised	—	—
Forfeited	(200,000)	2.50
Outstanding, December 31, 2021	100,000	$5.00	1.92
Issued	337,500	0.41	4.40
Exercised	—	—
Forfeited	(25,000)	0.41
Outstanding, December 31, 2022	412,500	$1.52	3.56

Exercisable, December 31, 2022	144,375	$3.59	1.98

The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

For the Year Ended
December 31,2022
Risk free interest rate	1.53-4.33%
Expected term (years)	5
Expected volatility	59.10-156.87%
Expected dividends	—

Warrants

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

On January 3, 2022, the Company issued 1,200,000 shares of common stock in connection with the cashless exercise of the pre-funded warrants. Pursuant to the terms of the pre-funded warrants a total of 1,200,215 warrants were exercised.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 24, 2022, the Company issued 1,209,604 shares of common stock in connection with the cashless exercise of the pre-funded warrants. Pursuant to the terms of the pre-funded warrants a total of 1,210,110 warrants were exercised.

On November 29, 2022, the Company issued 438,085 shares of common stock in connection with the exercising of pre-funded warrants for $44.

A summary of warrants activity during the years ended December 31, 2022 and 2021 is presented below:

		Weighted-average	Weighted-average
	Number of	exercise	remaining life
	Warrants	price	(in years)
Outstanding, January 1, 2021	2,582,857	$4.08	3.3
Issued	21,869,064	0.46
Exercised	(4,075,337)	0.01
Forfeited	(92,568)	19.99
Outstanding, December 31, 2021	20,284,016	$1.66	4.0
Issued	597,819	2.01
Exercised	(2,848,195)	0.01
Forfeited	—	—
Outstanding, December 31, 2022	18,033,640	$1.93	3.5

Exercisable, December 31, 2022	18,033,640	$1.93	3.5

The grant date fair value of warrants granted during the years ended December 31, 2022 and 2021 was established during the Private Placement.

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $140,377 and $2,207,046 for the years ended December 31, 2022 and 2021, respectively, of which $140,377 and $2,200,274, respectively, was recorded in Sales, general and administrative expenses and $— and $6,772, respectively, was recorded in Labor expense within Restaurant operating expenses.

NOTE 18 – SUBSEQUENT EVENTS

Common Stock

On January 5, 2023, the Company authorized the issuance of an aggregate of 31,308 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022. The Company accrued for the liability as of December 31, 2022.

Stock Options

On February 27, 2023, the Company issued options to purchase an aggregate of 531,072 shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

On March 15, 2023, the Company issued options to purchase 68,928 shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

Appointment of Directors

On February 2, 2023, the Board appointed Na Yeon (“Hannah”) Oh and Ray Shankar to the Board of Directors, effective March 1, 2023.

MUSCLE MAKER, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NASDAQ Notice

On January 31, 2023, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that, based upon the Company’s non-compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on NASDAQ as set forth in NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as of January 31, 2023, the Company would need to request a hearing to appeal the determination.

The Company requested a hearing before a NASDAQ Hearings Panel (the “Panel”) on February 7, 2023. The hearing was scheduled for March 23, 2023. On March 2, 2023, the Company received notice from Nasdaq confirming that the Company has cured its bid price deficiency and has fully regained compliance with the Minimum Bid Price Rule.

Authorized Capital Stock

The Company’s board of directors and shareholders approved on February 28, 2023 an increase in the authorized capital stock to 150,000,000 shares of common stock, par value of $0.0001.

2023 Equity Incentive Plan

The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 2,500,000 shares of common stock for issuance. As of the date of the issuance of these Consolidated Financial Statements no shares have been issued and 68,928 option to purchase shares have been awarded under the 2023 Plan.

Employment Agreement

On March 21, 2023, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at will basis. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $250,000. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Further, Ms. Black will be entitled to an additional bonus of $50,000 upon the Company obtaining approval of the Shareholder Matters and $25,000 upon the Designated Directors representing a majority of the Board of Directors. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Black Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Black Agreement will automatically terminate and the prior employment agreement will again be in full effect.

