Form 10-Q
period 2023-03-31
Muscle Maker, Inc.
filed 2023-05-10
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39223
Muscle Maker, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)
1751 River Run, Suite 200,
Fort Worth, Texas 76107
(Address of principal executive offices)
Registrant’s telephone number, including area code: (832) 604-9568
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	GRIL	The NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 10, 2023, was 32,197,066.

Muscle Maker, Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Muscle Maker, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
	$’000	$’000
Assets
Current assets:
Cash	6,386	9,898
Accounts receivable, net of allowance for doubtful accounts of $28.8 thousand and $23.4 thousand as of March 31, 2023 and December 31, 2022, respectively	4,961	135
Inventory	35,145	298
Prepaid expenses and other current assets	206	317
Total current assets	46,698	10,648
Right to use assets	2,189	2,433
Property and equipment, net	1,680	1,895
Goodwill	2,626	2,626
Intangible assets, net	4,301	4,611
Deposit on farmland	5,002	4,914
Security deposits and other assets	102	103
Total assets	62,598	27,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	35,863	1,953
Accrued stock-based compensation expense - related party	3,400	3,603
Notes payable, current	225	222
Operating lease liability, current	505	560
Deferred revenue, current	90	95
Other current liabilities	195	182
Total current liabilities	40,278	6,615
Notes payable, non-current	722	759
Operating lease liability, non-current	1,800	2,019
Deferred revenue, non-current	1,228	1,276
Total liabilities	44,028	10,669
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150 million shares authorized, 32.2 million and 29.3 million shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	98,988	95,913
Accumulated deficit	(80,421)	(79,355)
Total stockholders’ equity	18,570	16,561
Total liabilities and stockholders’ equity	62,598	27,230

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	$’000	$’000
Revenues:
Commodity sales	210,366	—
Company restaurant sales, net of discounts	2,301	2,694
Franchise royalties and fees	284	208
Franchise advertising fund contributions	16	18
Total revenues	212,967	2,920
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	205,055	—
Labor	620	—
Other commodity operating expenses	154	—
Total commodity operating expenses	205,829	—
Restaurant operating expenses:
Food and beverage costs	839	1,026
Labor	880	1,073
Rent	274	340
Other restaurant operating expenses	472	650
Total restaurant operating expenses	2,465	3,089
Depreciation and amortization expenses	633	476
Franchise advertising fund expenses	16	18
Pre-opening expenses	36	—
Post-closing expenses	94	—
Stock-based consulting expenses	3,359	—
Sales, general and administrative expenses	2,142	1,324
Total costs and expenses	214,574	4,907
Loss from operations	(1,607)	(1,987)
Other Income:
Other income / (expense)	—	(19)
Interest income / (expense), net	3	(18)
Change in fair value of accrued compensation	541	—
Gain on debt extinguishment	—	140
Total other income, net	544	103
Loss Before Income Tax	(1,063)	(1,884)
Income tax	3	2
Net loss	(1,066)	(1,886)
Net Loss Per Share:
Basic and Diluted	(0.04)	(0.07)
Weighted average Number of Common Shares Outstanding:
Basic and Diluted	29,443,394	27,801,604
See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
	('000	$’000	$’000	$’000	$’000
Balance at December 31, 2021	26,110	3	95,760	(71,370)	24,393
Cumulative effect of change in accounting principal	—	—	—	(15)	(15)
Cashless exercise of pre-funded warrants	2,410	—	—	—	—
Common stock compensation to board of directors	94	—	57	—	57
Common stock issued as compensation for services	30	—	16	—	16
Net loss	—	—	—	(1,886)	(1,886)
Balance at March 31, 2022	28,644	3	95,833	(73,271)	22,565
Balance at December 31, 2022	29,287	3	95,913	(79,355)	16,561
Common stock compensation to board of directors	31	—	28	—	28
Common stock issued as compensation for services	2,849	—	3,020	—	3,020
Stock-based compensation - options	—	—	27	—	27
Net loss	—	—	—	(1,066)	(1,066)
Balance at March 31, 2023	32,167	3	98,988	(80,421)	18,570

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	$’000	$’000
Cash Flows from Operating Activities
Net loss	(1,066)	(1,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	633	476
Stock-based compensation	55	72
Gain on extinguishments of debt	—	(140)
Stock-based consulting expenses	3,359	—
Change in fair value of compensation	541	—
Loss on disposal of assets	—	240
Bad debt expense	(5)	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,821)	(175)
Inventory	(34,848)	(1)
Prepaid expenses and other current assets	111	698
Security deposits and other assets	—	16
Accounts payable and accrued expenses	33,910	(404)
Accrued stock-based compensation expense - related party	(1,082)	—
Deferred rent	—	(128)
Operating right of use asset and liability, net	(30)	129
Deferred revenue	(53)	191
Other current liabilities	14	(8)
Total adjustments	(2,216)	957
Net cash used in operating activities	(3,282)	(929)
Cash Flows from Investing Activities
Deposit on farmland	(87)	—
Purchases of property and equipment	(109)	(35)
Net cash used in investing activities	(196)	(35)
Cash Flows from Financing Activities
Repayments of notes payables	(34)	(32)
Net cash used in financing activities	(34)	(32)
Net Decrease in Cash	(3,512)	(996)
Cash – beginning of period	9,898	15,767
Cash – end of period	6,386	14,771

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	3	24

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Business Organization and Nature of Operations

Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. MMI was a wholly owned subsidiary of Muscle Maker, Inc (“MMI-Cal”), a California corporation incorporated on December 8, 2014, but the two merged on November 13, 2019, with MMI as the surviving entity. MMI wholly owns Muscle Maker Development, LLC (“MMD”), Muscle Maker Corp, LLC (“MMC”) and Muscle Maker USA, Inc (“Muscle USA”). MMD was formed on July 18, 2017, in the State of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees. MMC was formed on July 18, 2017, in the State of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle USA was formed on March 14, 2019, in the State of Texas for the purpose of opening additional new corporate stores. Muscle Maker Development International LLC, a directly wholly owned subsidiary of MMI, which was formed in Nevada on November 13, 2020, to franchise the Muscle Maker Grill® name, trademarks and business system to qualified franchisees internationally. On March 25, 2021, MMI acquired the assets and trademarks of SuperFit Foods™, a subscription based fresh-prepared meal prep business located in Jacksonville, Florida. On May 14, 2021, MMI acquired the assets and trademarks of PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company, an operator and franchisor of a fast casual restaurant chain concept, collectively known as “Pokémoto®.” On October 19, 2022, MMI formed Sadot LLC, a Delaware limited liability company and a wholly-owned subsidiary of MMI, ("Sadot"), for the purpose of shipping and trading agri-commodities on a global basis.

With the formation of Sadot in late 2022, MMI has evolved from a U.S.-centric restaurant business into a global, food-focused organization. As of March 31, 2023, MMI consisted of two distinct operating units:

1.SADOT LLC: MMI’s largest operating unit is a global agri-commodities company engaged in trading and shipping of food and feed (e.g., soybean meal, wheat, corn, etc.) via dry bulk cargo ships to/from markets such as Brazil, Canada, China, India, Japan, Malaysia, Philippines, Poland, Romania, Ukraine and Vietnam. Sadot competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.MMI RESTAURANT GROUP: This is MMI’s legacy business with two fast casual restaurant concepts, Pokémoto Hawaiian Poké® and Muscle Maker Grill®, plus a fresh-prep meal service, SuperFit Foods™, with 30+ points of distribution plus in-home and national delivery. As of March 31, 2023, the MMI Restaurant Group included 19 company-owned restaurants, including the SuperFit Foods™ kitchen, and 26 franchise restaurants. The MMI Restaurant Group seeks to develop Pokémoto® into a national restaurant brand through franchising.

MMI and its subsidiaries are hereinafter referred to as the “Company”.
Liquidity
Our primary source of liquidity is cash on hand. As of March 31, 2023, the Company had a cash balance, a working capital surplus and an accumulated deficit of $6.4 million, $6.4 million, and $80.4 million, respectively. During the three months ended March 31, 2023, the Company incurred a Pre-tax net loss of $1.1 million and Net cash used in operations of $3.3 million. The Company believes that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.
2.    Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
of the Unaudited Condensed Consolidated Financial Statements of the Company as of March 31, 2023, and for the three months ended March 31, 2023, and 2022. The results of operations for the three months ended March 31, 2023, and 2022 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022. The Balance Sheet as of December 31, 2022, has been derived from the Company’s audited Financial Statements.
Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Certain prior period balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on the previously reported results of operations or loss per share.
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
Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include:
•the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
•the estimated useful lives of intangible and depreciable assets;
•estimates and assumptions used to value warrants and options;
•the recognition of revenue; and
•the recognition, measurement and valuation of current and deferred income taxes.
Estimates and assumptions are periodically reviewed, and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 or December 31, 2022.
Inventory
Inventories, which are stated at the lower of cost or net realizable value, consist primarily of commodity trade shipments in-transit, perishable food items and supplies. Cost is determined using the first-in, first-out method.

Deposit on Farmland

Deposit on farmland consists of funds paid as a deposit with the intent to acquire farmland in Africa by our Sadot subsidiary. As of March 31, 2023, the Company recorded a deposit of $5.0 million. The Company has entered into a letter of intent with a deposit to purchase undeveloped farmland. The Company is still in final negotiations with the intent to finalize the agreement by the end of the second quarter of 2023.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Intangible Assets
The Company accounts for recorded intangible assets in accordance with the Accounting Standards Codification (“ASC’) 350 “Intangibles – Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company determined that as of January 1, 2022, – the trademark – Muscle Maker had a finite life of 3 years and is amortizing the value over the new estimated life. The Company’s goodwill has an indefinite life and is not amortized, but are evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2023 and December 31, 2022, the Company deemed the conversion feature was not required to be bifurcated and recorded as a derivative liability.
Related Parties
A party is considered to be related to the Company if the party directly, indirectly, or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.
Revenue Recognition
The Company’s revenues consist of Commodity sales, Restaurant sales, Franchise royalties and fees, Franchise advertising fund contributions, and Other revenues. The Company recognizes revenues according to Topic 606 of FASB, “Revenue from Contracts with Customers”. Under the guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.
Commodity Sales
Commodity sale revenue is generated by our Sadot subsidiary and is recognized when the commodity is delivered as evidenced by the bill of lading and the invoice is prepared and submitted to the customer. During the three months ended March 31, 2023, the Company recorded Commodity sales revenues of $210.4 million. The Company did not have any Commodity sales revenue during the three months ended March 31, 2022.
Restaurant Sales
Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales-related taxes. The Company recorded retail store revenues of $2.3 million and $2.7 million during the three months ended March 31, 2023 and 2022, respectively.
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
Franchise Royalties and Fees
Franchise revenues consists of royalties, initial franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $0.2 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations.
The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and initial franchise fees. The Company capitalizes these fees upon collection from the franchisee. These initial fees are then recognized as franchise fee revenue on a straight-

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. If a franchise location closes or a franchise agreement is terminated for any reason, the unrecognized revenue will be recognized in full at that time. The Company recorded revenue from initial franchise fees of $0.1 million and $49.0 thousand during the three months ended March 31, 2023 and 2022, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations.
The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $26.0 thousand and $0.1 million during the three months ended March 31, 2023 and 2022, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of Food and beverage costs during the period in which the related food and beverage purchases are made.
Franchise Advertising Fund Contributions
Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses. When an advertising contribution fund is over-spent at year-end, advertising expenses will be reported on the Unaudited Condensed Consolidated Statement of Operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period-end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $16.0 thousand and $18.0 thousand, respectively, during the three months ended March 31, 2023 and 2022, which are included in Franchise advertising fund contributions on the accompanying Unaudited Condensed Consolidated Statements of Operations.
Other Revenues
Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the Unaudited Condensed Consolidated Balance Sheets.
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
Stock-Based Consulting Expense
Stock-based consulting expenses are for consulting fees due to Aggia related to ongoing Sadot operations and expansion of the global agri-commodities business. Based on the servicing agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees are calculated at approximately 80.0% of the Net Income generated by the Sadot business segment. For the three months ended March 31, 2023, $3.4 million is recorded as Stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and a corresponding liability is recorded as Accrued stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Balance Sheets. This expense is expected to be paid in stock in 2023.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Advertising
Advertising costs are charged to expense as incurred. Advertising costs were $0.1 million and $33.0 thousand for the three months ended March 31, 2023 and 2022, respectively, are included in Sales, general and administrative expenses and $40.0 thousand and $0.1 million, respectively, are included in Other restaurant operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.
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
The following securities are excluded from the calculation of weighted average diluted common shares at March 31, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive:

	March 31,
	2023	2022
	('000	('000
Warrants	18,034	17,874
Options	1,013	100
Convertible debt	24	32
Total potentially dilutive shares	19,071	18,006
Major Vendor
The Company engages various vendors to purchase commodities for resale and distribute food products to their Company-owned restaurants. Purchases from the Company’s three largest commodity suppliers totaled 98% of the Company’s purchases for the three months ended March 31, 2023. Purchases from the Company’s largest food products supplier totaled 45% of the Company’s purchases for the three months ended March 31, 2022.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of common stock and warrants, are comparable to rates of returns for instruments of similar credit risk.
See Note 17 – Equity for details related to accrued compensation liability being fair valued using Level 1 inputs.
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
The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as Sales, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.
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
Additionally, in 2018 and 2019, the FASB issued the following Topic 842–related ASUs:
•ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which clarifies the applicability of Topic 842 to land easements and provides an optional transition practical expedient for existing land easements;
•ASU 2018-10, Codification Improvements to Topic 842, Leases, which makes certain technical corrections to Topic 842;
•ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows companies to adopt Topic 842 without revising comparative period reporting or disclosures and provides an optional practical expedient to lessors to not separate lease and non-lease components of a contract if certain criteria are met; and

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
•ASU 2019-01, Leases (Topic 842): Codification Improvements, which provides guidance for certain lessors on determining the fair value of an underlying asset in a lease and on the cash flow statement presentation of lease payments received; ASU No. 2019-01 also clarifies disclosures required in interim periods after adoption of ASU No. 2016-02 in the year of adoption.
The Company adopted Topic 842 as of January 1, 2022 and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit of $15.0 thousand as of the adoption date, and recognized an additional $7.8 thousand during the second quarter of 2022, based on updated information on two of our leases, for an aggregate cumulative-effect adjustment to accumulated deficit of $22.8 thousand. See Note 11 – Leases for further details.
In October 2021, the FASB issued ASU 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements and related disclosures.
Subsequent Events
The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 19 – Subsequent events.
3.    Loans Receivable
The Company had no loan receivable balance at March 31, 2023 and December 31, 2022. Loans receivable include loans to franchisees totaling, in the aggregate, net of reserves for uncollectible loans. There were no reserves for uncollectible loans at March 31, 2023 and $0.1 million at March 31, 2022. Loans receivable were paid in full during the third quarter of 2022 and the corresponding reserve for loan loss was reversed.
4.    Prepaid Expenses and Other Current Assets
At March 31, 2023 and December 31, 2022, the Company’s prepaid expenses and other current assets consists of the following:

	As of
	March 31, 2023	December 31, 2022
	$’000	$’000
Prepaid expenses	189	89
Other receivables	17	228
Prepaid and Other Current Assets	206	317
Included in prepaid and other current assets is a receivable of $17.0 thousand and $0.2 million as of March 31, 2023 and December 31, 2022, respectively. The receivable reduced Labor expense for 2021 included in Restaurant operating expenses, related to the employee retention tax credits receivable from the Internal Revenue Services (“IRS”) that was made available to companies effected by COVID-19. The Company started to early access the credit in the fourth quarter of 2021 as allowed by the IRS.
5.    Deposit On Farmland
At December 31, 2022, the Company's deposit on farmland balance was $4.9 million. At March 31, 2023, the Company gave an additional $0.1 million deposit, totaling $5.0 million deposit on farmland balance. Deposit on farmland consists of

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
funds paid as a deposit with the intent to acquire farmland in Africa by our Sadot subsidiary. The Company has entered into a letter of intent with a deposit to purchase undeveloped farmland. The Company is still in final negotiations with the intent to finalize the agreement by the end of the second quarter of 2023.
6.    Property and Equipment, Net
As of March 31, 2023 and December 31, 2022, Property and equipment consist of the following:

	As of
	March 31, 2023	December 31, 2022
	$’000	$’000
Furniture and equipment	1,312	1,266
Vehicles	55	55
Leasehold improvements	2,102	2,062
Construction in process	27	5
Property and equipment, gross	3,496	3,388
Less: accumulated depreciation	(1,816)	(1,493)
Property and equipment, net	1,680	1,895
Depreciation expense amounted to $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 there were no write off's related to Property and equipment. For the three months ended March 31, 2022, the Company wrote off Property and equipment with an original cost value of $0.4 million, related to closed locations and future locations that were terminated due to the economic environment as a result of COVID-19 and increased Labor and Food cost and recorded a loss on disposal of $0.2 million, after accumulated depreciation of $0.1 million, in the Unaudited Condensed Consolidated Statement of Operations.
7.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 2 to 13 years.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2021	Impairment of intangible assets	Amortization expense	Intangible assets, net at March 31, 2022	Intangible assets, net at December 31, 2022	Impairment of intangible assets	Amortization expense	Intangible assets, net at March 31, 2023
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	1,526	—	(125)	1,401	670	—	(83)	587
Franchise Agreements Muscle Maker Grill	162	—	(6)	156	136	—	(7)	129
Trademark SuperFit	38	—	(2)	36	29	—	(2)	27
Domain Name SuperFit	106	—	(6)	100	81	—	(6)	75
Customer List SuperFit	118	—	(7)	111	90	—	(7)	83
Proprietary Recipes SuperFit	135	—	(8)	127	103	—	(8)	95
Non-Compete Agreement SuperFit	193	—	(21)	172	107	—	(21)	86
Trademark Pokemoto	153	—	(9)	144	118	—	(9)	109
Franchisee License Pokemoto	2,599	—	(68)	2,531	2,322	—	(68)	2,254
Proprietary Recipes Pokemoto	1,028	—	(40)	988	867	—	(40)	827
Non-Compete Agreement Pokemoto	328	—	(59)	269	88	—	(59)	29
	6,386	—	(351)	6,035	4,611	—	(310)	4,301
Amortization expense related to intangible assets was $0.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The estimated future amortization expense is as follows:

	Three Months Ended March 31,
	2024	2025	2026	2027	2028	Thereafter	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	252	335	—	—	—	—	587
Franchise Agreements Muscle Maker Grill	20	27	27	27	27	1	129
Trademark SuperFit	7	9	9	2	—	—	27
Domain Name SuperFit	19	25	25	6	—	—	75
Customer List SuperFit	21	28	28	6	—	—	83
Proprietary Recipes SuperFit	24	32	32	7	—	—	95
Non-Compete Agreement SuperFit	65	21	—	—	—	—	86
Trademark Pokemoto	26	35	35	13	—	—	109
Franchisee License Pokemoto	209	278	277	277	277	936	2,254
Proprietary Recipes Pokemoto	122	162	161	161	161	60	827
Non-Compete Agreement Pokemoto	29	—	—	—	—	—	29
	794	952	594	499	465	997	4,301
The Company determined that no impairment testing of the Company’s intangible assets was required as of March 31, 2023. Therefore, no impairment charge was recorded.
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31 2021	570	1,798	258	2,626
Impairment of goodwill	—	—	—	—
Goodwill, net at March 31, 2022	570	1,798	258	2,626
Goodwill, net at December 31 2022	570	1,798	258	2,626
Impairment of goodwill	—	—	—	—
Goodwill, net at March 31, 2023	570	1,798	258	2,626
The Company determined that no impairment testing of the Company’s goodwill was required as of March 31, 2023. Therefore, no impairment charge was recorded.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
8.    Accounts Payables and Accrued Expenses
Accounts payables and accrued expenses consist of the following:

	As of
	March 31, 2023	December 31, 2022
	$’000	$’000
Accounts payable	699	1,085
Accrued payroll and bonuses	102	551
Accrued expenses	102	87
Accrued professional fees	73	185
Accounts payable commodities	34,830	—
Sales taxes payable (1)	57	45
	35,863	1,953
(1)See Note 15 – Commitments and contingencies for details related to delinquent sales taxes.

9.    Accrued Stock-Based Consulting Expenses Due to Related Party
At March 31, 2023, Accrued stock-based consulting expenses due to related party was $3.4 million. At December 31, 2022, Accrued stock-based consulting expenses was $3.6 million. Accrued stock-based consulting expenses are related to consulting fees due to our newly established related party, Aggia, for Sadot operations. See Note 18 – Related party transactions for details. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80.0% of the Net income generated by the Sadot business segment. For the three months ended March 31, 2023, $3.4 million are also recorded as Stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Stock-based consulting expense that is due to related party is expected to be paid in stock in 2023.
10.    Notes Payable
Convertible Notes Payable
On April 6, 2018, the Company issued a $0.5 million convertible promissory note (the “2018 ARH Note”) to the Former Parent for services rendered and expense paid on behalf of the Company. The 2018 ARH Note has no stated interest rate or maturity date and is convertible into shares of the Company’s common stock at a conversion price of $3.50 per share at a time to be determined by the lender.

On April 11, 2018, the Former Parent elected to partially convert the 2018 ARH Note for the principal of $0.4 million into 0.1 million shares of the Company’s common stock.

The Company had an aggregate gross amount of $0.1 million and $0.1 million of convertible notes payable as of March 31, 2023 and December 31, 2022 included in notes payable on the Unaudited Condensed Consolidated Balance Sheets.
Other Notes Payable
During the three months ended March 31, 2023 and 2022, the Company repaid a total amount of $0.1 million and $1.3 million, respectively, of the other notes payable.
As of March 31, 2023, the Company had an aggregate amount of $0.9 million in other notes payable. The notes had interest rates ranging between 3.75% - 8.00% per annum, due on various dates through May 2027.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The maturities of notes payable as of March 31, 2023, are as follows:

Principal Amount
$’000
2023	225
2024	121
2025	70
2026	531
Thereafter	—
947
11.    Leases
The Company’s leases consist of restaurant locations. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-10 years and most leases included the option to extend the lease for an additional 5 years.
The total lease cost associated with right of use assets and operating lease liabilities for the three months ended March 31, 2023, was $0.1 million and has been recorded in the Unaudited Condensed Consolidated Statement of Operations as Rent expense within Restaurant operating expenses.
The assets and liabilities related to the Company’s leases were as follows:

	As of
	March 31, 2023	December 31, 2022
	$’000	$’000
Assets
Right to use asset	2,189	2,433
Liabilities
Operating leases – current	505	560
Operating leases – non-current	1,800	2,019
Total lease liabilities	2,305	2,579

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below presents the future minimum lease payments under the noncancellable operating leases as of March 31, 2023:

Operating Leases
$’000
Fiscal Year:
2023	565
2024	706
2025	556
2026	386
2027	300
2028	222
Thereafter	368
Total lease payments	3,103
Less imputed interest	(798)
Present value of lease liabilities	2,305
The Company’s lease term and discount rates were as follows:

As of March 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	5.01
Weighted-average discount rate
Operating leases	12.0%
12.    Deferred Revenue
The Company's deferred revenue consists of the following:

	As of
	March 31, 2023	December 31, 2022
	$’000	$’000
Deferred revenues, net	1,318	1,371
Less: deferred revenue, current	(90)	(95)
Deferred revenues, non-current	1,228	1,276

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
13.    Other Current Liabilities
Other current liabilities consist of the following:

	As of
	March 31, 2023	December 31, 2022
	$’000	$’000
Gift card liability	26	25
Co-op advertising fund liability	87	79
Marketing development brand liability	41	35
Advertising fund liability	41	43
	195	182
See Note 2 – Significant accounting policies for details related to the gift card liability and advertising fund liability.
14.    Income Taxes
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of March 31, 2023 and December 31, 2022 are presented below:

	As of
	March 31, 2023	December 31, 2022
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	10,693	10,615
Receivable allowance	6	5
Stock-based compensation	313	15
Intangible assets	38	314
Deferred revenues	273	204
Leases	25	32
Gross deferred tax asset	11,348	11,185
Deferred tax liabilities:
Property and equipment	(103)	(160)
Gross deferred tax liabilities	(103)	(160)
Net deferred tax assets	11,246	11,025
Valuation allowance	(11,246)	(11,025)
Net deferred tax asset, net of valuation allowance	—	—

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The income tax expense for the periods shown consist of the following:

	As of
	March 31, 2023	December 31, 2022
	$’000	$’000
Federal:
Current	—	—
Deferred	—	—
State and local:
Current	3	25
Deferred	—	—
	3	25
Change in valuation allowance	—	—
Income tax expense	3	25
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	As of
	March 31, 2023	December 31, 2022
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	(0.2)%	(0.5)%
Permanent differences	(1.9)%	(0.1)%
PPP loan forgiveness	—%	0.4%
Return to provision adjustments	—%	3.3%
Deferred tax asset true up- State	—%	(14.5)%
Deferred tax asset true up- Federal	—%	(6.8)%
Other	0.1%	—%
Change in valuation allowance	(20.7)%	(3.3)%
Effective income tax rate	(1.7)%	(0.5)%
The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Nevada, California, Connecticut, Florida, New Jersey, Texas, Virginia, New York State and New York City. The earliest year that the Company is subject to examination is the year ended December 31, 2015.
The Company has approximately $63.6 million of Federal and State Net operating loss (“NOLs”) available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2035 to 2037 for federal and state purposes.
As of March 31, 2023 and December 31, 2022, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $11.2 million and $11.0 million, respectively. The valuation allowance increased by approximately $0.2 million.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
15.    Commitments and Contingencies
Consulting Agreements
On November 14, 2022 (the “Effective Date”), the Company, Sadot and Aggia entered into a Services Agreement (the “Services Agreement”) whereby Sadot engaged Aggia to provide certain advisory services to Sadot for creating, acquiring and managing Sadot’s business of wholesaling food and engaging in the purchase and sale of physical food commodities.
As consideration for Aggia providing the services to Sadot, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot generating net income measured on a quarterly basis at per share price of $1.5625, subject to equitable adjustments for any combinations or splits of the common stock occurring following the Effective Date. Upon Sadot generating net income for any fiscal quarter, the Company shall issue Aggia a number of shares of common stock equal to the net income for such fiscal quarter divided by the per share price (the “Shares”). The Company may only issue authorized, unreserved shares of common stock. The Company will not issue Aggia in excess of 14.4 million shares representing 49.9% of the number of issued and outstanding shares of common stock as of the Effective Date. Further, once Aggia has been issued a number of shares constituting 19.99% of the issued and outstanding shares of common stock of the Company, no additional shares shall be issued to Aggia unless and until this transaction has been approved by the shareholders of the Company. The shareholders approved the Services Agreement on February 28, 2023. In the event that the shares cap has been reached, then the remaining portion of the net income, if any, not issued as shares shall accrue as debt payable by Sadot to Aggia until such debt has reached a maximum of $71.5 million. The Company will prepare the shares earned calculation after the annual audit or quarter review is completed by the auditors. The shares will be issued within 10 days of the final calculation.

Additionally, for the three months ended March 31, 2023, the Company reimbursed Aggia for all operating costs related to Sadot including labor, operating and general administrative expenses of $0.6 million, $0.2 million and $0.1 million, respectively.
Franchising
During the three months ended March 31, 2023 and 2022, the Company entered into various Pokemoto franchise agreements for a total of 5 and 11, respectively, potentially new Pokemoto locations with various franchisees. The Franchisees paid the Company an aggregate of $0.1 million and $0.2 million and this has been recorded in deferred revenue as of March 31, 2023 and 2022, respectively.
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
ACC is required to pay MMDI $0.2 million pursuant to the Master Franchise Agreement upon the occurrence of various events. ACC is required to pay MMDI $20.0 thousand upon the execution of each franchise agreement for each individual restaurant and a monthly royalty fee of $1.0 thousand for each restaurant. Further, ACC is to adhere to the agreed upon development schedule as outlined in the master franchise agreement. An initial $20.0 thousand deposit was paid on the agreement and no other amount is due at this time. ACC has not performed against this agreement.
Taxes
The Company failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. As of the second quarter 2022, all past

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
due tax on sales from 2017 and 2018 has been paid in full. The Company had accrued a sales tax liability for approximately $0.1 million and $44.6 thousand as of March 31, 2023, and December 31, 2022, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner. The Company has completed all the payment plans with the various state or local entities for these past owed amounts.
Litigations, Claims and Assessments
On April 24, 2022, the Company and a convertible note holder entered into an agreement in which the Company will repay a total of $0.1 million in connection with the default judgement issued on June 22, 2018, by the Iowa District Court for Polk County #CVCV056029, filed against the Company for failure to pay the remaining balance due on a promissory note in the amount of $0.1 million, together with interest, attorney fees and other costs of $0.2 million. The Company agreed to pay $40.0 thousand on or before May 1, 2022 and to make seven installment payments of $10.0 thousand per month starting on or before June 1, 2022. As of December 30, 2022, the Company had paid this note in full.
On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas in El Paso County #2019DCV0824. The contractor is claiming a breach of contract and is seeking $33.0 thousand in damages for services claimed to be rendered by the contractor. The Company accrued $30.0 thousand for the liability in accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022.
On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $0.1 million for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of March 31, 2023 and December 31, 2022, the Company has accrued for the liability in accounts payable and accrued expenses.
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
Employment Agreements
On November 16, 2022, , the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at-will-basis. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $0.4 million. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually. Further, Mr. Roper will be entitled to an additional bonus of $0.1 million upon the Company obtaining approval of the Shareholder Matters and $25.0 thousand upon the Designated Directors representing a majority of the Board of Directors. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 18 months following the second anniversary of the Roper Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Roper Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On March 21, 2023, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at-will-basis. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $0.2 million. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Further, Ms. Black will be entitled to an additional bonus of $0.1 million upon the Company obtaining approval of the Shareholder Matters and $25.0 thousand upon the Designated Directors representing a majority of the Board of Directors. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Black Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Black Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kenneth Miller (the “Miller Agreement”), which replaced his prior employment agreement. Pursuant to the Miller Agreement, Mr. Miller will continue to be employed as Chief Operating Officer of the Company on an at-will-basis. During the term of the Miller Agreement, Mr. Miller is entitled to a base salary at the annualized rate of $0.3 million. Mr. Miller will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Miller will be entitled to an additional bonus of $25.0 thousand upon the Designated Directors representing a majority of the Board of Directors. If Mr. Miller is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Miller is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Miller will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 12 months following the second anniversary of the Miller Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Miller Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan will continue to be employed as Chief Investment Officer of the Company on an at-will-basis. During the term of the Employment Agreement, Mr. Mohan is entitled to a base salary at the annualized rate of $0.2 million. Mr. Mohan will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Mohan will be entitled to an additional bonus of $0.1 million upon the Company obtaining approval of the Shareholder Matters and $25.0 thousand upon the Designated Directors representing a majority of the Board of Directors. If Mr. Mohan is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Mohan Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will continue to be employed as Chief Marketing Officer of the Company on an at-will-basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $0.2 million. Ms. Infante will be eligible for a discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante will be entitled to an additional bonus of $25.0 thousand upon the Designated Directors representing a majority of the Board of Directors. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Infante Agreement will automatically terminate, and the prior employment agreement will again be in full effect.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
16.    Reportable Operating Segments
See Note 1 – Business organization and nature of operations for descriptions of our operating segments.
The following table sets forth the results of operations for the relevant segments for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	Restaurant division	Sadot division	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	210,366	—	210,366
Company restaurant sales, net of discounts	2,301	—	—	2,301
Franchise royalties and fees	284	—	—	284
Franchise advertising fund contributions	16	—	—	16
Total revenues	2,601	210,366	—	212,967
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	—	205,055	—	205,055
Labor	—	620	—	620
Other commodity operating expenses	—	154	—	154
Total commodity operating expenses	—	205,829	—	205,829
Restaurant operating expenses:
Food and beverage costs	839	—	—	839
Labor	880	—	—	880
Rent	274	—	—	274
Other restaurant operating expenses	472	—	—	472
Total restaurant operating expenses	2,465	—	—	2,465
Depreciation and amortization expenses	316	—	317	633
Franchise advertising fund expenses	16	—	—	16
Pre-opening expenses	36	—	—	36
Post-closing expenses	93	—	1	94
Stock-based consulting expenses	—	—	3,359	3,359
Sales, general and administrative expenses	82	286	1,774	2,142
Total costs and expenses	3,008	206,115	5,451	214,574
(Loss) / income from operations	(407)	4,251	(5,451)	(1,607)
Other Income:
Interest income / (expense), net	2	—	1	3
Change in fair value of accrued compensation	—	—	541	541
Total other income, net	2	—	542	544
(Loss) / Income Before Income Tax	(405)	4,251	(4,909)	(1,063)
Income tax	—	—	3	3
Net (loss) / income	(405)	4,251	(4,912)	(1,066)

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the results of operations for the relevant segments for the three months ended March 31, 2022:

	For the Three Months Ended March 31, 2022
	Restaurant division	Sadot division	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	2,694	—	—	2,694
Franchise royalties and fees	208	—	—	208
Franchise advertising fund contributions	18	—	—	18
Total revenues	2,920	—	—	2,920
Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,026	—	—	1,026
Labor	1,073	—	—	1,073
Rent	340	—	—	340
Other restaurant operating expenses	650	—	—	650
Total restaurant operating expenses	3,089	—	—	3,089
Depreciation and amortization expenses	119	—	357	476
Franchise advertising fund expenses	18	—	—	18
Sales, general and administrative expenses	257	—	1,067	1,324
Total costs and expenses	3,483	—	1,424	4,907
Loss from operations	(563)	—	(1,424)	(1,987)
Other Income:
Other income / (expense)	2	—	(21)	(19)
Interest income / (expense), net	3	—	(21)	(18)
Gain on debt extinguishment	140	—	—	140
Total other income, net	145	—	(42)	103
Loss Before Income Tax	(418)	—	(1,466)	(1,884)
Income tax	—	—	2	2
Net loss	(418)	—	(1,468)	(1,886)
With the creation of our Sadot subsidiary in late 2022, we began to transform from a U.S.-centric restaurant business into a global, food-focused organization with two distinct segments. As a result, we have reevaluated and changed our operating segments during the three months ended March 31, 2023. Previously we split out Muscle Maker Grill, Pokemoto, and SuperFit Foods as their own restaurant operating segments. Since Sadot's operations is primarily in commodities trading and is such a large portion of the Companies business, the Company segregated it into its own segment and combined all restaurant operations into a segment.
The Company will continue to evaluate its operating segments and update as necessary.
17.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1.5 million shares of common stock for issuance. As of March 31, 2023, 1.2 million shares have been issued and 0.3 million options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 2.5 million shares of common stock for issuance. As of March 31, 2023 no shares have been issued and 68.9 thousand option to purchase shares have been awarded under the 2023 Plan.
Common Stock Issuances
On January 6, 2022, the Company authorized the issuance of an aggregate of 39.6 thousand shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2022. The Company accrued for the liability as of March 31, 2022.
On January 18, 2022, the Company issued an aggregate of 30.0 thousand shares of common stock of the Company to a consultant that assisted with the acquisition of SuperFit Foods and Pokemoto, with an aggregate fair value amount of $15.6 thousand. The Company accrued for the liability as of March 31, 2022.
On March 31, 2022, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2022.
On April 4, 2022, the Company authorized the issuance of 20.0 thousand shares of common stock to a member of the executive team per the employment agreement. The stock was not fully earned until April 4, 2022.
On June 8, 2022, the Company authorized the issuance of 5.0 thousand shares of common stock to a contractor for work done at a Company owned location.
On June 30, 2022, the Company recognized 30.9 thousand shares of common stock for book purpose to reconcile the shares outstanding to the transfer agent report.
On July 14, 2022, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2022.
On October 12, 2022, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2022.
On November 29, 2022, the Company authorized the issuance of an aggregate of 0.4 million shares of common stock in connection with the exercise of pre-funded warrants.
On January 5, 2023, the Company authorized the issuance of an aggregate of 31.3 thousand shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.
On March 27, 2023, the Company authorized the issuance of 2.8 million shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2022.
Change in fair vale of accrued compensation on the Unaudited Condensed Consolidated Statement of Operations is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
on the day of issuance. For three months ended March 31, 2023, Change in fair value of accrued compensation was $0.5 million.
Private Placements
On April 7, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor agreed to purchase from the Company for an aggregate purchase price of approximately $10.0 million (i) 1.3 million shares of common stock of the Company (ii) a common stock purchase warrant to purchase up to 4.1 million shares of common stock (the “Common Warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 2.9 million shares of common stock (the “pre-funded warrant”). Each share and accompanying common warrant is being sold together at a combined offering price of $2.43 per share and Common Warrant, and each pre-funded warrant and accompanying common warrant is being sold together at a combined offering price of $2.42 per pre-funded warrant and accompanying common warrant. The pre-funded warrant is immediately exercisable, at a nominal exercise price of $0.01 per share, and may be exercised at any time until the pre-funded warrant are fully exercised. The common warrant will have an exercise price of $2.43 per share, are immediately exercisable and will expire 5.5 years from the date of issuance. The Private Placement closed on April 9, 2021.
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
Pursuant to a placement agency agreement, dated April 6, 2021, between the Company and A.G.P./Alliance Global Partners (the “Placement Agent”) entered into in connection with the Private Offering, the Placement Agent acted as the sole placement agent for the Private Placement and the Company has paid customary placement fees to the Placement Agent, including a cash fee equal to 8.0% of the gross proceeds raised in the Private Placement and a common stock purchase warrant to purchase shares of common stock in an amount equal to 4.0% of the Shares and shares of common stock issuable upon exercise of the warrants sold in the Private Placement, the warrant has an exercise price of $2.916 per share and is exercisable commencing six months from the date of the pricing of the Private Placement for a period of five years after such date. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the placement agent incurred in connection with the Private Placement.
On November 17, 2021, the Company entered into a Securities Purchase Agreement with accredited investors (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investors (the “Purchasers”) agreed to purchase from the Company for an aggregate purchase price of approximately $15.0 million (i) 6.8 million shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company (the “common stock”) (ii) a common stock purchase warrant to purchase up to 10.8 million shares of common stock (the “common warrant”) and (iii) a pre-funded common stock purchase warrant to purchase up to 4.1 million shares of common stock (the “pre-funded warrant”). Each share and accompanying common warrant were being sold together at a combined offering price of $1.385 per share and common warrant, and each pre-funded warrant and accompanying Common Warrant is being sold together at a combined offering price of $1.3849 per pre-funded warrant and accompanying common warrant. The pre-funded warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the pre-funded warrant is fully exercised. The common warrant will have an exercise price of $1.385 per share, are immediately exercisable and will expire 5 years from the date of issuance. The Private Placement closed on November 22, 2021.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
commercially reasonable efforts to have the registration statement declared effective within 90 days of the closing of the Private Placement.
Pursuant to a placement agency agreement, dated November 17, 2021, between the Company and A.G.P./Alliance Global Partners (the “Placement Agent”) entered into in connection with the Private Offering, the Placement Agent acted as the sole placement agent for the Private Placement and the Company has paid customary placement fees to the Placement Agent, including a cash fee equal to 8.0% of the gross proceeds raised in the Private Placement and a common stock purchase warrant to purchase shares of Common Stock in an amount equal to 4.0% of the Shares and shares of common stock issuable upon exercise of the warrants sold in the Private Placement, which warrant has an exercise price of $1.662 per share and is exercisable commencing six months from the date of the pricing of the Private Placement for a period of five years after such date. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the placement agent incurred in connection with the Private Placement. The warrants for the November 17, 2021, private placement for the Placement Agents were issued in the fourth quarter of 2022.
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
Options
On February 27, 2023, the Company issued options to purchase an aggregate of 0.5 million shares of the Company's common stock to officers and directors. The options had an exercise price of $1.51 per share and vest ratably over 20 quarters with the first vesting occurring March 31, 2023.
On March 15, 2023, the Company issued options to purchase 0.1 million shares of the Company's common stock. The options had an exercise price of $1.51 per share and vest ratably over 20 quarters with the first vesting occurring March 31, 2023.
A summary of option activity during the three months ended March 31, 2023 and 2022 is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2021	5.00	100,000	1.90	—
Issued	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, March 31, 2022	5.00	100,000	1.66	—
Exercisable, March 31, 2022	5.00	100,000	1.66	—
Outstanding, December 31, 2022	1.52	412,500	3.56	156
Issued	1.51	600,000	6.17	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, March 31, 2023	1.52	1,212,500	5.00	206
Exercisable, March 31, 2023	3.00	190,019	1.51	40

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

Three Months Ended March 31, 2023
Risk free interest rate	1.53-4.33%
Expected term (years)	5
Expected volatility	59.10-156.87%
Expected dividends	—
Warrants
On January 3, 2022, the Company issued 1.2 million shares of common stock in connection with the cashless exercise of the pre-funded warrants. Pursuant to the terms of the pre-funded warrants a total of 1.2 million warrants were exercised.
On February 24, 2022, the Company issued 1.2 million shares of common stock in connection with the cashless exercise of the pre-funded warrants. Pursuant to the terms of the pre-funded warrants a total of 1.2 million warrants were exercised.
On November 29, 2022, the Company issued 0.4 million shares of common stock in connection with the exercising of pre-funded warrants for $44.
A summary of warrants activity during the three months ended March 31, 2023 and 2022 is presented below:

	Number of Warrants	Weighted-average exercise price	Weighted-average remaining life (in years)
Outstanding, December 31, 2021	20,284,016	$1.60	4.00
Issued	—	—	N/A
Exercised	(2,410,110)	—	N/A
Forfeited	—	—	N/A
Outstanding, March 31, 2022	17,873,906	$1.90	4.30
Exercisable, March 31, 2022	17,873,906	$1.90	4.30
Outstanding, December 31, 2022	18,033,640	$1.93	3.51
Issued	—	—	N/A
Exercised	—	—	N/A
Forfeited	—	—	N/A
Outstanding, March 31, 2023	18,033,640	$1.93	3.26
Exercisable, March 31, 2023	18,033,640	$1.93	3.26
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $3.4 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, of which $58.7 thousand and $0.1 million, respectively, was recorded in Sales, general and administrative expenses. There was $3.4 million recorded in Stock-based consulting expense for the three months ended March 31, 2023. There were no expenses recorded in Stock-based consulting expense for the three months ended March 31, 2022.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
18.    Related Party Transactions
The Company held a Special Meeting on February 28, 2023. Of the 29.3 million shares of Common Stock outstanding on January 19, 2023, the record date, 17.2 million shares were represented at the Special Meeting, in person or by proxy, constituting a quorum. At the meeting, the shareholders approved (i) the Services Agreement whereby Sadot engaged Aggia, to provide certain advisory services to Sadot for managing Sadot’s business of wholesaling food and engaging in the purchase and sale of physical food commodities (the “Sadot Transaction”); (ii) an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 50.0 million to 150.0 million; (iii) for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the Shares pursuant to the Services Agreement entered between the Company, Sadot and Aggia representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules; (iv) for purposes of complying with NASDAQ Listing Rule 5635(c), the issuance of up to 14.4 million Shares of Common Stock to Aggia pursuant to the Services Agreement and net income generated thresholds; (v) the right of Aggia to nominate up to eight directors to the Board of Directors subject to achieving net income thresholds as set forth in the Services Agreement; and (vi) the adoption of the 2023 Equity Incentive Plan.
In April of 2023, MMI recognized a related party relationship between newly appointed directors of the Company and Aggia. As of March 31, 2023, Aggia owned 8.9% of the Company's commons stock. While a related party relationship exists, the amounts recognized during the period are immaterial to the Company's consolidated results.

During the three months ended March 31, 2023, the Company recorded Stock-based consulting expense of $3.4 million to its related party, Aggia for consulting services rendered. As of March 31, 2023 the Company accrued stock-based compensation expense due to related party of $3.4 million.

Additionally, for the three months ended March 31, 2023, the Company reimbursed Aggia for all operating costs related to Sadot including labor, operating and general administrative expenses of $0.6 million, $0.2 million and $0.1 million, respectively.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
19.    Subsequent Events
Stock Issuance
On April 5, 2023, the Company authorized the issuance of an aggregate of 29.7 thousand shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023. The Company accrued for the liability as of March 31, 2023.
Appointment of Directors
On April 3, 2023, the Board appointed Marvin Yeo and Paul Sansom to the Board of Directors, effective April 10, 2023.
Repurchase Program
On April 13, 2023, the Company announced that its Board of Directors had approved a share repurchase program. Under the program, the Company is authorized to purchase shares of its common stock with a value of up to $2.0 million in open market transactions at the discretion of management.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of May 10, 2023, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Muscle Maker, Inc., for the three months ended March 31, 2023 together with the audited financial statements of the Company for the year ended December 31, 2022 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2022 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2023. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” “Muscle Maker,” “we,” “us,” “our”, “Group” and similar terms refer to Muscle Maker, Inc., together with its consolidated subsidiaries.

Our website address is http://musclemakerinc.com. The information on, or that can be accessed through, our website is not part of this Report. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

This MD&A is the responsibility of management. Prior to its release, the Company’s Board of Directors (the “Board”) approved this MD&A on the Audit Committee’s recommendation. The Company presents its financial statements in U.S. Dollars. Amounts in this MD&A are stated in U.S. Dollars unless otherwise indicated.

Forward-Looking Statements

This Report contains forward-looking statements as defined in the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. These forward-looking statements are not guarantees of future performance, conditions, or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of Muscle Maker’s management’s control. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and similar expressions (or the negative versions of such words or expressions), are intended to identify forward-looking statements. These forward-looking statements include, without limitation, information concerning Muscle Maker’s possible or assumed future results of operations, business strategies, debt levels, competitive position, industry environment and possible growth opportunities. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 2 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
OVERVIEW
Muscle Maker, Inc. ("MMI") is our parent company and is headquartered in Ft. Worth, Texas. In late 2022, MMI began a transformation from a U.S.-centric restaurant business into a global, food-focused organization with two distinct business units.
1.Sadot LLC is an international agri-commodities company engaged in trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Brazil, Canada, China, India, Japan, Malaysia, Philippines, Poland, Romania, Ukraine and Vietnam. Sadot competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food value chain. Sadot is MMI's largest operating unit.
2.MMI Restaurant Group has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. Our Company was founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. Each of our three concepts offers different menus that are tailored to specific consumer segments. We believe our concepts deliver highly differentiated customer experiences.
As of March 31, 2023, the Company had a cash balance, a working capital surplus and an accumulated deficit of $6.4 million, $6.4 million and $80.4 million, respectively. During the three months ended March 31, 2023, the Company incurred a Pre-tax net loss of $1.1 million and Net cash used in operations of $3.3 million. The Company believes that our existing cash on hand and future cash flows from our franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.
Key Financial Definitions
We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	For the Three Months Ended March 31,
	2023	2022
	$’000	$’000
Revenues:
Commodity sales	210,366	—
Company restaurant sales, net of discounts	2,301	2,694
Franchise royalties and fees	284	208
Franchise advertising fund contributions	16	18
Total revenues	212,967	2,920
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	205,055	—
Labor	620	—
Other commodity operating expenses	154	—
Total commodity operating expenses	205,829	—
Restaurant operating expenses:
Food and beverage costs	839	1,026
Labor	880	1,073
Rent	274	340
Other restaurant operating expenses	472	650
Total restaurant operating expenses	2,465	3,089
Depreciation and amortization expenses	633	476
Franchise advertising fund expenses	16	18
Preopening expenses	36	—
Post-closing expenses	94	—
Stock-based consulting expenses	3,359	—
Sales, general and administrative expenses	2,142	1,324
Loss from operations	(1,607)	(1,987)
EBITDA	(427)	(1,426)
Adjusted EBITDA	2,391	(1,547)

The breakout of our main revenue streams by business segment is shown below:

	Three Months Ended March 31,
	2023	2022
Sadot Division	98.8%	—
Restaurant Division	1.2%	100.0%

Our key business and financial metrics are explained in detail below.

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
Commodity Operating Expenses
Commodity Cost
Commodity costs include the direct cost associated with purchasing the physical food commodities. The cost includes the cost of the inventory, insurance, shipping and other cost associated with transporting the physical food commodity. The components of Commodity cost are variable in nature, change with sales volume, logistics and are subject to fluctuations in Commodity costs.
Labor
Commodity labor cost consists of consulting fees paid for traders, logistics, and operations personnel to perform the purchases and sale of physical food commodities. Similar to other cost items, we expect total Commodity labor costs to increase as our Commodity sales revenues grows.
Other Commodity Operating Expenses
Other commodity operating expenses consist of food commodity purchase and sales expenses not inclusive of Commodity cost and Labor. These expenses are generally travel and office expenses.
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
Rent
Restaurant rent consist of Company-operated restaurant-level rental or lease payments applicable to executed rental or lease agreements. In many cases these rental payments may include payments for common area maintenance as well as property tax assessments. Our rent strategy in some locations consists of a variable rent structure calculated on net sales of the restaurant. While this can have a negative effect on higher volume locations where we cannot leverage a fixed rent, it provides downside protection for lower volume locations.

Other Restaurant Operating Expenses
Other restaurant operating expenses consist of Company-operated restaurant-level ancillary expenses not inclusive of Food and beverage, Labor and Rent expense. These expenses are generally marketing, advertising, merchant and bank fees, utilities, leasehold and equipment repairs, insurance and maintenance. A portion of these costs are associated with third party delivery services such as Uber Eats, Grub Hub, DoorDash and others. The fees associated with these third-party delivery services can range up to 25% of the total order being delivered. Management believes delivery is a critical component of our business model and industry trends will continue to push consumers towards delivery. We have adjusted our cost structure to reflect different pricing models, portion sizes, menu offerings and other considerations to potentially partially offset these rising costs of delivery.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of the depreciation of property and equipment and amortization of intangible assets.
Franchise Advertising Expenses
Franchise advertising expenses are recognized sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses.
Pre-Opening Expenses
Pre-opening expenses primarily consist of expenses associated with opening a Company-operated location and expenses related to Company-operated locations prior to the location opening.
Post-Closing Expenses
Post-closing expenses primarily consist of expenses associated with closing a Company-operated location and expenses related to Company-operated locations after the location has closed.
Stock-based Consulting Expenses
Stock-based consulting expenses are related to consulting fees due to Aggia for Sadot operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80.0% of the Net income generated by the Sadot business segment. For the three months ended March 31, 2023, $3.4 million is recorded as Stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and a corresponding liability is recorded as Accrued stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Balance Sheets. This expense is expected to be paid in stock in 2023.
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

Income Taxes
Income taxes represent federal, state and local current and deferred income tax expenses.
Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP measures. We define EBITDA as Net loss, adjusted for depreciation, amortization, interest income / (expense), and income taxes. We define Adjusted EBITDA as Net loss, adjusted for depreciation, amortization, net interest (income) expense, income taxes, impairment expenses, stock-based consulting expense, derived from amounts presented in the Unaudited Condensed Consolidated Statement of Operations and the associated Notes to the Unaudited Condensed Consolidated Financial Statements. We believe that EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, (collectively, the “Non-GAAP Measures”) are useful metrics for investors to understand and evaluate our operating results and ongoing profitability because they permit investors to evaluate our recurring profitability from our ongoing operating activities.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, have certain limitations, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. We caution investors that amounts presented in accordance with our definitions of any of the Non-GAAP Measures may not be comparable to similar measures disclosed by other issuers, because some issuers calculate certain of the Non-GAAP Measures differently or not at all, limiting their usefulness as direct comparative measures.

Reconciliations of EBITDA, Adjusted EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin and Adjusted EBITDA Margin for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
	$’000	$’000
Net loss	(1,066)	(1,886)
Adjustments to EBITDA:
Depreciation and amortization expenses	633	476
Interest expense, net	3	(18)
Income tax	3	2
EBITDA	(427)	(1,426)
Adjustments to Adjusted EBITDA:
Other income / (expense)	—	19
Change in fair value of accrued compensation	(541)	—
Gain on debt extinguishment	—	(140)
Stock-based consulting expenses	3,359	—
Adjusted EBITDA	2,391	(1,547)
Total revenue	212,967	2,920

Net loss Margin	(0.5)%	(64.6)%
Adjusted EBITDA Margin	1.1%	(53.0)%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	210,366	—	210,366	NM
Company restaurant sales, net of discounts	2,301	2,694	(393)	(14.6)%
Franchise royalties and fees	284	208	76	36.5%
Franchise advertising fund contributions	16	18	(2)	(11.1)%
Total revenues	212,967	2,920	210,047	7193.4%
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	205,055	—	205,055	NM
Labor	620	—	620	NM
Other commodity operating expenses	154	—	154	NM
Total commodity operating expenses	205,829	—	205,829	NM
Restaurant operating expenses:
Food and beverage costs	839	1,026	(187)	(18.2)%
Labor	880	1,073	(193)	(18.0)%
Rent	274	340	(66)	(19.4)%
Other restaurant operating expenses	472	650	(178)	(27.4)%
Total restaurant operating expenses	2,465	3,089	(624)	(20.2)%
Depreciation and amortization expenses	633	476	157	33.0%
Franchise advertising fund expenses	16	18	(2)	(11.1)%
Pre-opening expenses	36	—	36	NM
Post-closing expenses	94	—	94	NM
Stock-based consulting expenses	3,359	—	3,359	NM
Sales, general and administrative expenses	2,142	1,324	818	61.8%
Total costs and expenses	214,574	4,907	209,667	4272.8%
Loss from operations	(1,607)	(1,987)	380	(19.1)%
Other Income:
Other income / (expense)	—	(19)	19	(100.0)%
Interest income / (expense), net	3	(18)	21	(116.7)%
Change in fair value of accrued compensation	541	—	541	NM
Gain on debt extinguishment	—	140	(140)	(100.0)%
Total other income, net	544	103	441	428.2%
Loss Before Income Tax	(1,063)	(1,884)	821	(43.6)%
Income tax	3	2	1	50.0%
Net loss	(1,066)	(1,886)	820	(43.5)%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Three Months Ended March 31,
	2023	2022
	$’000	$’000
Revenues:
Commodity sales	98.8%	—
Company restaurant sales, net of discounts	1.1%	92.3%
Franchise royalties and fees	0.1%	7.1%
Franchise advertising fund contributions	—	0.6%
Total revenues	100.0%	100.0%
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	96.3%	—
Labor	0.3%	—
Other commodity operating expenses	0.1%	—
Total commodity operating expenses	96.6%	—
Restaurant operating expenses:
Food and beverage costs	0.4%	35.1%
Labor	0.4%	36.7%
Rent	0.1%	11.6%
Other restaurant operating expenses	0.2%	22.3%
Total restaurant operating expenses	1.2%	105.8%
Depreciation and amortization expenses	0.3%	16.3%
Franchise advertising fund expenses	—	0.6%
Pre-opening expenses	—	—
Post-closing expenses	—	—
Stock-based consulting expenses	1.6%	—
Sales, general and administrative expenses	1.0%	45.3%
Total costs and expenses	100.8%	168.0%
Loss from operations	(0.8)%	(68.0)%
Other Income:
Other income / (expense)	—	(0.7)%
Interest income / (expense), net	—	(0.6)%
Change in fair value of accrued compensation	0.3%	—
Gain on debt extinguishment	—	4.8%
Total other income, net	0.3%	3.5%
Loss Before Income Tax	(0.5)%	(64.5)%
Income tax	—%	0.1%
Net loss	(0.5)%	(64.6)%

Revenues

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	210,366	—	210,366	NM
Company restaurant sales, net of discounts	2,301	2,694	(393)	(14.6)%
Franchise royalties and fees	284	208	76	36.5%
Franchise advertising fund contributions	16	18	(2)	(11.1)%
Total revenues	212,967	2,920	210,047	7193.4%

NM= not meaningful
Our revenues totaled $213.0 million for the three months ended March 31, 2023, compared to $2.9 million for the three months ended March 31, 2022. The $210.0 million increase is primarily attributed to an increase in Commodity sales as a direct result of the formation of Sadot and its added revenue.
We generated Commodity sales of $210.4 million for the three months ended March 31, 2023. We did not have any Commodity sales for the three months ended March 31, 2022. This represented an increase of $210.4 million, which is attributable to Sadot sales generated from physical food related commodities.
We generated Company restaurant sales, net of discounts, of $2.3 million for the three months ended March 31, 2023, compared to $2.7 million for the three months ended March 31, 2022. This represented an decrease of $0.4 million, or 14.6%, which is mainly attributable to the closures of certain unprofitable Muscle Maker Grill locations.
Franchise royalties and fees for the three months ended March 31, 2023 totaled $0.3 million compared to $0.2 million for the three months ended March 31, 2022. This represents an increase of $0.1 million, or 36.5%. In 2023, the franchise fees were higher, primarily due to termination of one Muscle Maker Grill Franchise agreement, which corresponds to accelerating the recognition of initial franchise fees.
Franchise advertising fund contributions for the three months ended March 31, 2023 totaled $16.0 thousand compared to $18.0 thousand for the three months ended March 31, 2022. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $2.0 thousand or 11.1%, is a direct result of the decrease in Muscle Maker Grill franchises and the national advertising services to benefit the brand as a whole.
Operating Costs and Expenses
Operating costs and expenses primarily consist of Commodity costs, Restaurant food and beverage costs, Restaurant labor expense, Restaurant rent expense, Other restaurant operating expenses, Depreciation and amortization expenses and Sales, general and administrative expenses.
Commodity Costs

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Commodity cost	205,055	—	205,055	NM
Commodity costs for the three months ended March 31, 2023, totaled $205.1 million or 97.5% as a percentage of Commodity sales. There was no Commodity cost for the three months ended March 31, 2022. The $205.1 million increase resulted from a new line of business operated by Sadot.

Commodity Labor Cost

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Labor	620	—	620	NM
Commodity labor costs for the three months ended March 31, 2023, totaled $0.6 million or 0.3% as a percentage of Commodity sales. There were no Commodity labor costs for the three months ended March 31, 2022. The $0.6 million increase resulted from a new line of business operated by Sadot.
Other Commodity Operating Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Other commodity operating expenses	154	—	154	NM
Other commodity operating expenses for the three months ended March 31, 2023 totaled $0.2 million or 0.1% as a percentage of Commodity sales There were no Other commodity operating expenses for the three months ended March 31, 2022. The $0.2 million increase resulted from a new line of business operated by Sadot.
Restaurant Food and Beverage Costs

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Food and beverage costs	839	1,026	(187)	(18.2)%
Restaurant food and beverage costs for the three months ended March 31, 2023 totaled $0.8 million or 36.5% as a percentage of Company restaurant net sales, and $1.0 million or 38.1%, as a percentage of Company restaurant net sales, for the three months ended March 31, 2022. The $0.2 million decrease resulted from a decrease in sales due to the closures of certain unprofitable Muscle Maker Grill locations. Total restaurant food and beverage cost as a percentage of sales decreased by 1.6% as a result of higher commodity prices in 2023.
Restaurant Labor Expense

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Labor	880	1,073	(193)	(18.0)%
Restaurant labor expense for the three months ended March 31, 2023 totaled $0.9 million, or 38.2%, as a percentage of Company restaurant net sales, and $1.1 million, or 39.8%, as a percentage of Company restaurant net sales, for the three months ended March 31, 2022. The $0.2 million decrease resulted from a reduction in Labor expense.

Restaurant Rent Expense

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Rent	274	340	(66)	(19.4)%
Restaurant rent expense for the three months ended March 31, 2023 totaled $0.3 million, or 11.9% as a percentage of restaurant sales, and $0.3 million, or 12.6%, as a percentage of restaurant sales, for the three months ended March 31, 2022. The decrease of $0.1 million is directly attributed to the closure of a nonperforming corporate location. The percentage of total sales decreased by 0.7% as sales decreased overall.
Other Restaurant Operating Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Other restaurant operating expenses	472	650	(178)	(27.4)%
Other restaurant operating expenses for the three months ended March 31, 2023 totaled $0.5 million, or 20.5% as a percentage of restaurant sales, and $0.7 million, or 24.1% as a percentage of restaurant sales, for the three months ended March 31, 2022. The $0.2 million decrease is primarily due to a decrease in insurance costs resulting from a consolidation in insurance companies and a decrease in third party processing fees, partially offset by an increase in merchant processing fees. The Other restaurant operating expenses as a percent of total sales decreased by 3.6%.
Depreciation and Amortization Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	633	476	157	33.0%
Depreciation and amortization expenses for the three months ended March 31, 2023 totaled $0.6 million compared to $0.5 million, for the three months ended March 31, 2022. The $0.2 million increase is mainly attributed to the accelerated depreciation of leasehold improvements for leases that were modified resulting in a shorter life.
Franchise Advertising Fund Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	16	18	(2)	(11.1)%
Franchise advertising fund expenses for the three months ended March 31, 2023 totaled $16.0 thousand compared to $18.0 thousand, for the three months ended March 31, 2022. The $2.0 thousand decrease is mainly attributed to the decrease of $2.0 thousand or 11.1%, is a direct result of the decrease in Muscle Maker Grill franchises and the national advertising services to benefit the brand.

Pre-Opening Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Pre-opening expenses	36	—	36	NM
Pre-opening expenses for the three months ended March 31, 2023 totaled $36.0 thousand. There were no Pre-opening expenses for the three months ended March 31, 2022. The increase in pre-opening expense resulted from expenses incurred prior to the opening of our new Company-owned stores.
Post-Closing Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Post-closing expenses	94	—	94	NM
Post-closing expenses for the three months ended March 31, 2023 totaled $0.1 million. There were no Post-closing expenses for the three months ended March 31, 2022. The increase in Post-closing expenses resulted from expenses incurred after the closing of underperforming Company-owned stores.
Stock-Based Consulting Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Stock-based consulting expenses	3,359	—	3,359	NM
Stock-based consulting expenses for the three months ended March 31, 2023, totaled $3.4 million. There were no Stock-based consulting expenses for the three months ended March 31, 2022. The increase in Stock-based consulting expenses is the result of consulting fees due to Aggia for Sadot operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80.0% of the Net income generated by the Sadot business segment. This expense is expected to be paid in stock in 2023.
Sales, General and Administrative Expenses

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	2,142	1,324	818	61.8%
Sales, general and administrative expenses for the three months ended March 31, 2023 totaled $2.1 million, or 1.0% of total revenue, compared to $1.3 million, or 45.3% of total revenue, for the three months ended March 31, 2022. The $0.8 million increase was primarily attributable to an increase in professional and consulting fees and employee salaries and benefits.

Total Other Income, Net

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Total other income / (expense), net	544	103	441	428.2%
Total other income / (expense), net for the three months ended March 31, 2023 totaled $0.5 million compared to $0.1 million, for the three months ended March 31, 2022. The $0.4 million decrease in Total other income / (expense), net was primarily attributable to an increase in the Gain on extinguishment of debt of $0.1 million due to the forgiveness of our PPP loans, a decrease of $0.5 million in the Change in fair value of accrued compensation, partially offset by a $21.0 thousand decrease in Interest expense and a $19.0 thousand decrease in Other income.
Income Tax

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Income tax	3	2	1	50.0%
Our Income tax for the three months ended March 31, 2023, was $3.0 thousand which was an increase of $1.0 thousand as compared to Income taxes of $2.0 thousand for the three months ended March 31, 2022 due to an increase in current state taxes.
Net Loss

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Net loss	(1,066)	(1,886)	820	(43.5)%
Our Net loss for the three months ended March 31, 2023, was $1.1 million which was a decrease of $0.8 million as compared to a Net loss of $1.9 million for the three months ended March 31, 2022, resulting from an increase of Total revenues of $210.0 million, partially offset by the increase in Total cost and expenses of $209.7 million and a $19.0 thousand decrease in Other income.

The following table represents selected items in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023, by our operating segments:

	Three Months Ended March 31, 2023
	Restaurant division	Sadot Division	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	210,366	—	210,366
Company restaurant sales, net of discounts	2,301	—	—	2,301
Franchise royalties and fees	284	—	—	284
Franchise advertising fund contributions	16	—	—	16
Total revenues	2,601	210,366	—	212,967
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	—	205,055	—	205,055
Labor	—	620	—	620
Other commodity operating expenses	—	154	—	154
Total commodity operating expenses	—	205,829	—	205,829
Restaurant operating expenses:
Food and beverage costs	839	—	—	839
Labor	880	—	—	880
Rent	274	—	—	274
Other restaurant operating expenses	472	—	—	472
Total restaurant operating expenses	2,465	—	—	2,465
Depreciation and amortization expenses	316	—	317	633
Franchise advertising fund expenses	16	—	—	16
Preopening expenses	36	—	—	36
Post-closing expenses	93	—	1	94
Stock-based consulting expenses	—	—	3,359	3,359
Sales, general and administrative expenses	82	286	1,774	2,142
Total costs and expenses	3,008	206,115	5,451	214,574
(Loss) / income from operations	(407)	4,251	(5,451)	(1,607)
Other Income:
Interest income , net	2	—	1	3
Change in fair value of accrued compensation	—	—	541	541
Total other income, net	2	—	542	544
(Loss) / Income Before Income Tax	(405)	4,251	(4,909)	(1,063)
Income tax	—	—	3	3
Net (loss) / income	(405)	4,251	(4,912)	(1,066)

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022, by our operating segments:

	Three Months Ended March 31, 2022
	Restaurant division	Sadot Division	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	2,694	—	—	2,694
Franchise royalties and fees	208	—	—	208
Franchise advertising fund contributions	18	—	—	18
Total revenues	2,920	—	—	2,920
Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,026	—	—	1,026
Labor	1,073	—	—	1,073
Rent	340	—	—	340
Other restaurant operating expenses	650	—	—	650
Total restaurant operating expenses	3,089	—	—	3,089
Depreciation and amortization expenses	119	—	357	476
Franchise advertising fund expenses	18	—	—	18
Sales, general and administrative expenses	257	—	1,067	1,324
Total costs and expenses	3,483	—	1,424	4,907
Loss from operations	(563)	—	(1,424)	(1,987)
Other Income:
Other income	2	—	(21)	(19)
Interest income/ (expense), net	3	—	(21)	(18)
Gain on debt extinguishment	140	—	—	140
Total other income, net	145	—	(42)	103
Loss Before Income Tax	(418)	—	(1,466)	(1,884)
Income tax	—	—	2	2
Net loss	(418)	—	(1,468)	(1,886)
Liquidity and Capital Resources
Liquidity
We measure our liquidity in a number of ways, including the following:

	As of
	March 31, 2023	December 31, 2022
	$’000	$’000
Cash	6,386	9,898
Working capital surplus	6,420	4,033
Notes payable	947	981
Availability of Additional Funds
Although we have a working capital surplus of $6.4 million, we presently have an accumulated deficit of $80.4 million, as of December 31, 2022, and we utilized $3.3 million of cash in operating activities during the three months ended March 31, 2023. We believe that our existing cash on hand and future cash flows from our franchise operations and commodity trading operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.
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
If we need to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities could dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The occurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.
Sources and Uses of Cash for the Three Months Ended March 31, 2023 and March 31, 2022
For the three months ended March 31, 2023, we used Net cash of $3.3 million compared to $0.9 million, for the three months ended March 31, 2022, in operations. Our Net cash used for the three months ended March 31, 2023, was primarily attributable to our Net loss of $1.1 million, adjusted for net non-cash income in the aggregate amount of $4.6 million offset by $6.8 million of Net cash provided by changes in the levels of operating assets and liabilities. Our Net cash used for the three months ended March 31, 2022, was primarily attributable to our Net loss of $1.9 million, adjusted for net non-cash income in the aggregate amount of $0.6 million, partially offset by $0.3 million of Net cash used in changes in the levels of operating assets and liabilities.
For the three months ended March 31, 2023, Net cash used in investing activities was $0.2 million, of which $0.1 million was used to purchase Property and equipment. For the three months ended March 31, 2022, Net cash used in investing activities was $35.0 thousand, of which $35.0 thousand was used to purchase Property and equipment.
For the three months ended March 31, 2023, Net cash used in financing activities was $34.0 thousand, consisting of repayments of various other notes payable of $34.0 thousand. For the three months ended March 31, 2022, Net cash provided by financing activities was $32.0 thousand, partially offset by repayments of various other notes payable of $32.0 thousand.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires companies to recognize lease liabilities and corresponding right-of-use leased assets on the Balance Sheets and to disclose key information about leasing arrangements. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2021, with early adoption permitted.
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
The Company adopted Topic 842 as of January 1, 2022 and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit of $15.0 thousand as of the adoption date, and recognized an additional $7.8 thousand during the second quarter of 2022, based on updated information on two of our leases, for an aggregate cumulative-effect adjustment to accumulated deficit of $22.8 thousand.
In October 2021, the FASB issued ASU 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements and related disclosures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control over Financial Reporting
Our Company has added and will continue to add additional internal control procedures, additional resources and software to increase the internal control aspects of the company as we integrate our Sadot subsidiary into the overall business. Other than above changes, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.
Item 1.A. Risk Factors
Not applicable. However, see Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Financial Condition") of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 21, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Stock
On January 5, 2023, the Company authorized the issuance of an aggregate of 31.3 thousand shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.
On March 27, 2023, the Company authorized the issuance of 2.8 million shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2022.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed on March 7, 2023)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
† Includes management contracts and compensation plans and arrangements
*Filed herewith.
+Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUSCLE MAKER, INC

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: May 10, 2023		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer (Principal Financial Officer)