Form 10-Q
period 2023-06-30
Sadot Group Inc.
filed 2023-08-09
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39223
Sadot Group Inc.
(Exact name of registrant as specified in its charter)
Muscle Maker, Inc.
(Former name of registrant)

Nevada	47-2555533
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)
1751 River Run, Suite 200,
Fort Worth, Texas 76107
(Address of principal executive offices)
Registrant’s telephone number, including area code: (832) 604-9568
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SDOT	The NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 9, 2023, was 46,098,386.

Muscle Maker, Inc.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Muscle Maker, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
	$’000	$’000
Assets
Current assets:
Cash	5,090	9,898
Accounts receivable, net of allowance for doubtful accounts of $34.2 thousand and $23.4 thousand as of June 30, 2023 and December 31, 2022, respectively	47,502	135
Inventory	307	298
Prepaid expenses and other current assets	319	317
Total current assets	53,218	10,648
Right to use assets	2,059	2,433
Property and equipment, net	1,497	1,895
Goodwill	2,626	2,626
Intangible assets, net	4,019	4,611
Deposit on farmland	8,802	4,914
Security deposits and other assets	102	103
Total assets	72,323	27,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	40,967	1,953
Accrued stock-based compensation expense - related party	—	3,603
Notes payable, current	3,727	222
Operating lease liability, current	511	560
Deferred revenue, current	93	95
Other current liabilities	204	182
Total current liabilities	45,502	6,615
Notes payable, non-current	685	759
Operating lease liability, non-current	1,673	2,019
Deferred revenue, non-current	1,295	1,276
Total liabilities	49,155	10,669
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150 million shares authorized, 36.0 million and 29.3 million shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	103,395	95,913
Accumulated deficit	(80,231)	(79,355)
Total stockholders’ equity	23,168	16,561
Total liabilities and stockholders’ equity	72,323	27,230

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	157,559	—	367,925	—
Company restaurant sales, net of discounts	2,487	2,751	4,788	5,445
Franchise royalties and fees	238	163	522	371
Franchise advertising fund contributions	20	16	36	34
Other revenues	13	—	13	—
Total revenues	160,317	2,930	373,284	5,850
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	153,240	—	358,295	—
Labor	852	—	1,472	—
Other commodity operating expenses	485	—	639	—
Total commodity operating expenses	154,577	—	360,406	—
Restaurant operating expenses:
Food and beverage costs	867	1,117	1,706	2,143
Labor	956	903	1,836	1,976
Rent	290	327	564	667
Other restaurant operating expenses	551	688	1,023	1,338
Total restaurant operating expenses	2,664	3,035	5,129	6,124
Depreciation and amortization expenses	441	489	1,074	965
Franchise advertising fund expenses	20	16	36	34
Pre-opening expenses	—	—	36	—
Post-closing expenses	19	—	113	—
Stock-based consulting expenses	1,068	—	4,427	—
Sales, general and administrative expenses	1,888	1,127	4,030	2,451
Total costs and expenses	160,677	4,667	375,251	9,574
Loss from operations	(360)	(1,737)	(1,967)	(3,724)
Other Income / (Expense):
Other income / (expense)	251	(15)	251	(34)
Interest income / (expense), net	(22)	(10)	(19)	(28)
Change in fair value of accrued compensation	324	—	865	—
Gain on debt extinguishment	—	—	—	140
Total other income / (expense), net	553	(25)	1,097	78
Income / (Loss) Before Income Tax	193	(1,762)	(870)	(3,646)
Income tax	3	12	6	14
Net income / (loss)	190	(1,774)	(876)	(3,660)
Net Income / (Loss) Per Share:
Basic	0.01	(0.06)	(0.03)	(0.13)
Diluted	0.01	(0.06)	(0.03)	(0.13)
Weighted-Average # of Common Shares Outstanding:
Basic	33,362,887	28,668,116	31,407,362	28,235,052
Diluted	33,567,719	28,668,116	31,407,362	28,235,052
See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
	('000	$’000	$’000	$’000	$’000
Balance at December 31, 2021	26,110	3	95,760	(71,370)	24,393
Cumulative effect of change in accounting principal	—	—	—	(15)	(15)
Cashless exercise of pre-funded warrants	2,410	—	—	—	—
Common stock compensation to board of directors	94	—	57	—	57
Common stock issued as compensation for services	30	—	16	—	16
Net loss	—	—	—	(1,886)	(1,886)
Balance at March 31, 2022	28,644	3	95,833	(73,271)	22,565
Cumulative effect of change in accounting principal	—	—	—	(8)	(8)
Stock-based compensation - options	—	—	4	—	4
Reconciliation for shares outstanding per transfer agent	31	—	—	—	—
Common stock issued as compensation for services	5	—	2	—	2
Common stock issued as compensation for employment	20	—	11	—	11
Net loss	—	—	—	(1,774)	(1,774)
Balance at June 30, 2022	28,700	3	95,850	(75,053)	20,800
Balance at December 31, 2022	29,287	3	95,913	(79,355)	16,561
Common stock compensation to board of directors	31	—	28	—	28
Common stock issued as compensation for services	2,849	—	3,020	—	3,020
Stock-based compensation - options	—	—	27	—	27
Net loss	—	—	—	(1,066)	(1,066)
Balance at March 31, 2023	32,167	3	98,988	(80,421)	18,570
Common stock compensation to board of directors	30	—	32	—	32
Common stock issued as compensation for services	3,714	1	4,348	—	4,349
Stock-based compensation - options	—	—	27	—	27
Net income	—	—	—	190	190
Balance at June 30, 2023	35,911	4	103,395	(80,231)	23,168

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	$’000	$’000
Cash Flows from Operating Activities
Net loss	(876)	(3,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,074	965
Stock-based compensation	318	89
Gain on extinguishments of debt	—	(140)
Stock-based consulting expenses	4,427	—
Change in fair value of compensation	(865)	—
Loss on disposal of assets	53	267
Bad debt expense	34	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	(47,401)	(123)
Inventory	(9)	45
Prepaid expenses and other current assets	(2)	1,194
Security deposits and other assets	1	(12)
Accounts payable and accrued expenses	39,014	(611)
Deferred rent	—	(128)
Operating right of use asset and liability, net	(21)	131
Deferred revenue	17	228
Other current liabilities	22	(91)
Total adjustments	(3,338)	1,755
Net cash used in operating activities	(4,214)	(1,905)
Cash Flows from Investing Activities
Deposit on farmland	(3,888)	—
Purchases of property and equipment	(247)	(283)
Disposal of property and equipment	110	—
Net cash used in investing activities	(4,025)	(283)
Cash Flows from Financing Activities
Repayments of convertible note	—	(50)
Proceeds from other notes payable	3,500	—
Repayments of notes payables	(69)	(63)
Net cash provided by (used in) financing activities	3,431	(113)
Net Decrease in Cash	(4,808)	(2,301)
Cash – beginning of period	9,898	15,767
Cash – end of period	5,090	13,466

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	20	87

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Business Organization and Nature of Operations

Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. MMI was a wholly owned subsidiary of Muscle Maker, Inc (“MMI-Cal”), a California corporation incorporated on December 8, 2014, but the two merged on November 13, 2019, with MMI as the surviving entity. MMI wholly owns Muscle Maker Development, LLC (“MMD”), Muscle Maker Corp, LLC (“MMC”) and Muscle Maker USA, Inc (“Muscle USA”). MMD was formed on July 18, 2017, in the State of Nevada for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees. MMC was formed on July 18, 2017, in the State of Nevada for the purpose of developing new corporate stores and operating new and existing corporate stores of MMI. Muscle USA was formed on March 14, 2019, in the State of Texas for the purpose of opening additional new corporate stores. Muscle Maker Development International LLC, a directly wholly owned subsidiary of MMI, which was formed in Nevada on November 13, 2020, to franchise the Muscle Maker Grill® name, trademarks and business system to qualified franchisees internationally. On March 25, 2021, MMI acquired the assets and trademarks of SuperFit Foods™, a subscription based fresh-prepared meal prep business located in Jacksonville, Florida. On May 14, 2021, MMI acquired the assets and trademarks of PKM Stamford, LLC, Poke Co., LLC, LB Holdings LLC, TNB Holdings, LLC, Poke Co Holdings LLC, GLL Enterprises, LLC, and TNB Holdings II, LLC, each a Connecticut limited liability company, an operator and franchisor of a fast casual restaurant chain concept, collectively known as “Pokémoto®.” On October 19, 2022, MMI formed Sadot LLC, a Delaware limited liability company and a wholly-owned subsidiary of MMI, ("Sadot Agri-Foods"), for the purpose of shipping and trading agri-commodities on a global basis.

With the formation of Sadot Agri-Foods in late 2022, MMI has evolved from a U.S.-centric restaurant business into a global, food-focused organization. As of June 30, 2023, MMI consisted of two distinct operating units:

1.SADOT LLC: MMI’s largest operating unit is a global agri-commodities company engaged in trading and shipping of food and feed (e.g., soybean meal, wheat, corn, etc.) via dry bulk cargo ships to/from markets such as Brazil, Canada, China, India, Japan, Malaysia, Philippines, Poland, Romania, Ukraine and Vietnam. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.MMI RESTAURANT GROUP: This is MMI’s legacy business with two fast casual restaurant concepts, Pokémoto Hawaiian Poké® and Muscle Maker Grill®, plus a fresh-prep meal service, SuperFit Foods™, with 34 points of distribution plus in-home and national delivery. As of June 30, 2023, the MMI Restaurant Group included 19 company-owned restaurants, including the SuperFit Foods™ kitchen, and 29 franchise restaurants. The MMI Restaurant Group seeks to develop Pokémoto® into a national restaurant brand through franchising.

MMI and its subsidiaries are hereinafter referred to as the “Company”.

On May 19, 2023, the Company has expanded its Sadot Agri-Foods subsidiary within the agri-commodity sourcing and trading operations into North, Central and South America, further diversifying the Company’s geographic reach beyond its existing operations in Europe, Asia, the Middle East and Africa. The expansion was facilitated by a 5 year consulting agreement signed on June 14, 2023, with a fixed cost of 0.5 million per year and potential profit sharing calculated on a quarterly basis, between Sadot Agri-Foods’ operations and newly-formed Buenaventura Trading LLC (“Buenaventura”) based in Miami FL. Buenaventura’s team brings a wealth of experience and exposure to new trade routes throughout the Americas by adding multiple sourcing and trading consultants to Sadot Agri-Foods with backgrounds from several of the largest international food supply chain organizations.
In order to support the expansion into the Americas and our agreement with Buenaventura, Sadot LLC has formed a new subsidiary, Sadot Latam LLC. This agreement marks a significant milestone for Sadot Agri-Foods as it provides access to new trade routes originating in North America to markets in Central and South America. The planned Americas trade routes are intended to generate accretive value for the Company by tapping into the thriving market demand for agricultural products across Central and South America. This planned expansion is expected to further enhance Sadot Agri-Foods’ position as an emerging entity in the global commodity trading industry.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Liquidity
Our primary source of liquidity is cash on hand. As of June 30, 2023, the Company had a cash balance, a working capital surplus and an accumulated deficit of $5.1 million, $7.7 million, and $80.2 million, respectively. During the three and six months ended June 30, 2023, the Company incurred a Pre-tax net income of $0.2 million and a Pre-tax net loss of $0.9 million, respectively. The Company had Net cash used in operations of $4.2 million for the six months ended June 30, 2023. The Company believes that our existing cash on hand and future cash flows from our commodity trading and franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.
2.    Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of June 30, 2023, and for the three and six months ended June 30, 2023, and 2022. The results of operations for the three and six months ended June 30, 2023, and 2022 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022. The Balance Sheet as of December 31, 2022, has been derived from the Company’s audited Financial Statements.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Estimates and assumptions are periodically reviewed, and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 or December 31, 2022.
Inventory
Inventory, which are stated at the lower of cost or net realizable value, consist primarily of commodity trade shipments in-transit, perishable food items and supplies. Cost is determined using the first-in, first-out method.

Deposit on Farmland

Deposit on farmland consists of funds paid as a deposit with the intent to acquire farmland in Africa by our Sadot Agri-Foods subsidiary. As of June 30, 2023, the Company recorded a deposit of $8.8 million and $4.9 million as of December 31, 2022. The Company has entered into a letter of intent with a deposit to purchase developed farmland. The Company is still in final negotiations, awaiting government approval to finalize the agreement.
On May 16, 2023, the Company through its wholly owned subsidiary, Sadot Agri-Foods, entered into a Purchase of Right and Variation Agreement (the “Variation Agreement”) with Zamproagro Limited, a Liberian corporation (“ZPG”) and Cropit Farming Limited, a Zambian corporation (“Cropit”) pursuant to which ZPG assigned all of its rights, liabilities and obligations of the Put and Call Option Agreement Over Land entered between ZPG and Cropit dated December 29, 2022 (the “Put Land Agreement”) to Sadot Agri-Foods, which provided ZPG with a one year call option to acquire 70% of 4,942 acres (2000 hectares) of producing agricultural land along with buildings and related assets located within the Mkushi Farm Block of Zambia’s Region II agricultural zone (the “Farm”) for a purchase price of approximately $8.5 million USD. The Put Land Agreement further provides that Cropit will continue to retain 30% of the Farm and that following closing, Cropit and the purchaser will form a special purpose vehicle in which both parties will contribute their ownership interest in the Farm to the special purpose vehicle for their respective percentage interest.
On May 16, 2023, Sadot Agri-Foods and Cropit entered into Joint Venture Shareholders Agreement pursuant to which the parties agreed to form a new entity in Zambia to serve as a joint venture with respect to the farming of the Farm. The joint venture is expected to be named Sadot Enterprises Limited (“Sadot Zambia”) with Sadot Agri-Foods holding 70% of the equity and Cropit holding 30% of the equity. Following its formation, Sadot Zambia will hold 100% of the Farm. Sadot Agri-Foods and Cropit will each have the right to appoint one director to the Board of Directors of Sadot Zambia. Further, upon formation, Sadot Agri-Foods contributed $3.5 million into escrow for the primary purpose of discharging a loan secured by the Farm held by ABSA Bank.
On May 16, 2023, Sadot Agri-Foods, Cropit and Chibesakunda & Co., as escrow agent (the “Escrow Agent”) entered into an Escrow Agreement pursuant to which the Escrow Agent is holding all documentation required to allot Sadot Agri-Foods 70% of Sadot Zambia, documentation required to transfer the Farm to Sadot Zambia and USD $3.5 million contributed by Sadot Agri-Foods. At closing, the Escrow Agent will release the required funds to ABSA Bank and release the required documentation with respect to the allocation of Sadot Agri-Foods’ interest in Sadot Zambia and the transfer of the Farm. Closing is subject to obtaining clearance from the Zambian Competition and Consumer Protection Commission.
Property and Equipment
Property and equipment are stated at cost less accumulated Depreciation and amortization expenses. Major improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
As of June 30, 2023 and December 31, 2022, the Company deemed the conversion feature was not required to be bifurcated and recorded as a derivative liability.
Related Parties

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Commodity Sales
Commodity sale revenue is generated by our Sadot Agri-Foods subsidiary and is recognized when the commodity is delivered as evidenced by the bill of lading and the invoice is prepared and submitted to the customer. During the three and six months ended June 30, 2023, the Company recorded Commodity sales revenues of $157.6 million and $367.9 million, respectively. The Company did not have any Commodity sales revenue during the three and six months ended June 30, 2022.
Restaurant Sales
Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales-related taxes. The Company recorded retail store revenues of $2.5 million and $4.8 million during the three and six months ended June 30, 2023 and $2.8 million and $5.4 million for the three and six months ended June 30, 2022, respectively.
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
Franchise Royalties and Fees
Franchise revenues consists of royalties, initial franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $0.2 million and $0.3 million during the three and six months ended June 30, 2023 and $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations.
The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and initial franchise fees. The Company capitalizes these fees upon collection from the franchisee. These initial fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
the life of each franchise agreement. If a franchise location closes or a franchise agreement is terminated for any reason, the unrecognized revenue will be recognized in full at that time. The Company recorded revenue from initial franchise fees of $23.0 thousand and $0.1 million during the three and six months ended June 30, 2023 and $15.3 thousand and $0.1 million for the three and six months ended June 30, 2022, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations.
The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $30.0 thousand and $0.1 million during the three and six months ended June 30, 2023 and $26.2 thousand and $0.1 million for the three and six months ended June 30, 2022, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of Food and beverage costs during the period in which the related food and beverage purchases are made.
Franchise Advertising Fund Contributions
Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses. When an advertising contribution fund is over-spent at year-end, advertising expenses will be reported on the Unaudited Condensed Consolidated Statement of Operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period-end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $20.0 thousand and $36.0 thousand, respectively, during the three and six months ended June 30, 2023 and $16.2 thousand and $34.3 thousand for the three and six months ended June 30, 2022, which are included in Franchise advertising fund contributions on the accompanying Unaudited Condensed Consolidated Statements of Operations.
Other Revenues
Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the Unaudited Condensed Consolidated Balance Sheets The Company had Other revenues of $13.0 thousand and $13.0 thousand for the three and six months ended June 30, 2023.
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
Stock-Based Consulting Expense
Stock-based consulting expenses are for consulting fees due to Aggia related to ongoing Sadot Agri-Foods operations and expansion of the global agri-commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by the Sadot Agri-Foods business segment through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by the Sadot Agri-Foods business segment. See Note 15 – Commitments and contingencies for further details. For the three and

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
six months ended June 30, 2023, $1.1 million and $4.4 million, respectively, are recorded as Stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Statements of Operations.
Advertising
Advertising costs are charged to expense as incurred. Advertising costs of $32.0 thousand and $0.1 million for the three and six months ended June 30, 2023 and $0.8 thousand and $0.1 million for the three and six months ended June 30, 2022, respectively, are included in Sales, general and administrative expenses. For the three and six months ended June 30, 2023 and 2022, $76.0 thousand, $0.1 million, $0.1 million and $0.2 million, respectively, are included in Other restaurant operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.
Net Income / Loss per Share
Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, resulting from the exercise of warrants, options or the conversion of convertible notes payable, calculated using the treasury stock method.
The following securities are excluded from the calculation of weighted average diluted common shares at June 30, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive:

	June 30,
	2023	2022
	('000	('000
Warrants	18,034	17,874
Options	1,013	413
Restricted stock awards	8,001	—
Convertible debt	24	27
Total potentially dilutive shares	27,072	18,314
The following table sets forth the computation of basic and dilutive net loss per share attributable to the Company’s stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands, except for share count and per share data)
Net income / (loss)	190	(1,774)	(876)	(3,660)
Weighted-average shares outstanding:
Basic	33,362,887	28,668,116	31,407,362	28,235,052
Effect of potentially dilutive stock options	204,832	—	—	—
Diluted	33,567,719	28,668,116	31,407,362	28,235,052
Net income / (loss) per share:
Basic	0.01	(0.06)	(0.03)	(0.13)
Diluted	0.01	(0.06)	(0.03)	(0.13)
Major Vendor
The Company engages various vendors to purchase commodities for resale and distribute food products to their Company-owned restaurants. Purchases from the Company’s three largest commodity suppliers totaled 96% for the three months ended June 30, 2023 and Purchases from the Company’s four largest commodity suppliers totaled 92% of the Company’s

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
purchases for the six months ended June 30, 2023. Purchases from the Company’s largest supplier totaled 19% and 30% for the three and six months ended June 30, 2022, respectively.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in the ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements and related disclosures.
Subsequent Events
The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 19 – Subsequent events.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
3.    Loans Receivable
The Company had no loan receivable balance at June 30, 2023 and December 31, 2022. Loans receivable include loans to franchisees totaling, in the aggregate, net of reserves for uncollectible loans. There were no reserves for uncollectible loans at June 30, 2023 and December 31, 2022. Loans receivable were paid in full during the third quarter of 2022 and the corresponding reserve for loan loss was reversed.
4.    Prepaid Expenses and Other Current Assets
At June 30, 2023 and December 31, 2022, the Company’s prepaid expenses and other current assets consists of the following:

	As of
	June 30, 2023	December 31, 2022
	$’000	$’000
Prepaid expenses	314	89
Other receivables	5	228
Prepaid and Other Current Assets	319	317
Included in prepaid and other current assets is a receivable of $5.0 thousand and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.
5.    Deposit on Farmland
At December 31, 2022, the Company's deposit on farmland balance was $4.9 million. During the six months ended June 30, 2023, the Company gave an additional $3.9 million deposit, totaling $8.8 million deposit on farmland balance. Deposit on farmland consists of funds paid as a deposit with the intent to acquire farmland in Africa by our Sadot Agri-Foods subsidiary. The Company has entered into a letter of intent with a deposit to purchase developed farmland. The Company is still in final negotiations awaiting government approval with the intent to finalize the agreement by the end of the third quarter of 2023.
On May 16, 2023, the Company through its wholly owned subsidiary, Sadot Agri-Foods, entered into the “Variation Agreement with ZPG and Cropit pursuant to which ZPG assigned all of its rights, liabilities and obligations of the Put Land Agreement to Sadot Agri-Foods, which provided ZPG with a one year call option to acquire 70% of the Farm for a purchase price of approximately $8.5 million USD. The Put Land Agreement further provides that Cropit will continue to retain 30% of the Farm and that following closing, Cropit and the purchaser will form a special purpose vehicle in which both parties will contribute their ownership interest in the Farm to the special purpose vehicle for their respective percentage interest.
On May 16, 2023, Sadot Agri-Foods and Cropit entered into Joint Venture Shareholders Agreement pursuant to which the parties agreed to form Sadot Zambia with Sadot Agri-Foods holding 70% of the equity and Cropit holding 30% of the equity. Following its formation, Sadot Zambia will hold 100% of the Farm. Sadot Agri-Foods and Cropit will each have the right to appoint one director to the Board of Directors of Sadot Zambia. Further, upon formation, Sadot Agri-Foods contributed $3.5 million into escrow for the primary purpose of discharging a loan secured by the Farm held by ABSA Bank.
On May 16, 2023, Sadot Agri-Foods and the Escrow Agent entered into an Escrow Agreement pursuant to which the Escrow Agent will hold all documentation required to allot Sadot Agri-Foods 70% of Sadot Zambia, documentation required to transfer the Farm to Sadot Zambia and USD $3.5 million contributed by Sadot Agri-Foods. At closing, the Escrow Agent will release the required funds to ABSA Bank and release the required documentation with respect to the allocation of Sadot Agri-Foods’ interest in Sadot Zambia and the transfer of the Farm. Closing is subject to obtaining clearance from the Zambian Competition and Consumer Protection Commission.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Property and Equipment, Net
As of June 30, 2023 and December 31, 2022, Property and equipment consist of the following:

	As of
	June 30, 2023	December 31, 2022
	$’000	$’000
Furniture and equipment	1,170	1,266
Vehicles	55	55
Leasehold improvements	1,774	2,062
Construction in process	—	5
Property and equipment, gross	2,999	3,388
Less: accumulated depreciation	(1,502)	(1,493)
Property and equipment, net	1,497	1,895
Depreciation expense amounted to $0.2 million and $0.5 million for the three and six months ended June 30, 2023 and $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023 the Company wrote off property and equipment with an original cost value of $0.5 million and $0.5 million, respectively and $36.7 thousand and $0.4 million for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2022, the Company wrote off Property and equipment related to closed locations and future locations that were terminated due to the economic environment as a result of COVID-19 and recorded a loss on disposal of $26.9 thousand and $0.3 million, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
7.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 2 to 13 years.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2021	Impairment of intangible assets	Amortization expense	Intangible assets, net at June 30, 2022	Intangible assets, net at December 31, 2022	Impairment of intangible assets	Amortization expense	Intangible assets, net at June 30, 2023
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	1,526	—	(252)	1,274	670	—	(167)	503
Franchise Agreements Muscle Maker Grill	162	—	(13)	149	136	—	(13)	123
Trademark SuperFit	38	—	(4)	34	29	—	(4)	25
Domain Name SuperFit	106	—	(12)	94	81	—	(12)	69
Customer List SuperFit	118	—	(14)	104	90	—	(14)	76
Proprietary Recipes SuperFit	135	—	(16)	119	103	—	(16)	87
Non-Compete Agreement SuperFit	193	—	(43)	150	107	—	(43)	64
Trademark Pokemoto	153	—	(17)	136	118	—	(17)	101
Franchisee License Pokemoto	2,599	—	(138)	2,461	2,322	—	(138)	2,184
Proprietary Recipes Pokemoto	1,029	—	(80)	949	867	—	(80)	787
Non-Compete Agreement Pokemoto	328	—	(119)	209	88	—	(88)	—
	6,387	—	(708)	5,679	4,611	—	(592)	4,019
Amortization expense related to intangible assets was $0.3 million and $0.6 million for the three and six months ended June 30, 2023 and $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The estimated future amortization expense is as follows:

	Six Months Ended June 30,
	2024	2025	2026	2027	2028	Thereafter	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	169	334	—	—	—	—	503
Franchise Agreements Muscle Maker Grill	14	27	27	27	27	1	123
Trademark SuperFit	5	9	9	2	—	—	25
Domain Name SuperFit	13	25	25	6	—	—	69
Customer List SuperFit	14	28	28	6	—	—	76
Proprietary Recipes SuperFit	16	32	32	7	—	—	87
Non-Compete Agreement SuperFit	44	20	—	—	—	—	64
Trademark Pokemoto	18	35	35	13	—	—	101
Franchisee License Pokemoto	140	278	277	277	277	935	2,184
Proprietary Recipes Pokemoto	81	162	161	161	161	61	787
Non-Compete Agreement Pokemoto	—	—	—	—	—	—	—
	514	950	594	499	465	997	4,019
The Company determined that no impairment testing of the Company’s intangible assets was required as of June 30, 2023. Therefore, no impairment charge was recorded.
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31 2021	570	1,798	258	2,626
Impairment of goodwill	—	—	—	—
Goodwill, net at June 30, 2022	570	1,798	258	2,626
Goodwill, net at December 31 2022	570	1,798	258	2,626
Impairment of goodwill	—	—	—	—
Goodwill, net at June 30, 2023	570	1,798	258	2,626
The Company determined that no impairment testing of the Company’s goodwill was required as of June 30, 2023. Therefore, no impairment charge was recorded.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
8.    Accounts Payables and Accrued Expenses
Accounts payables and accrued expenses consist of the following:

	As of
	June 30, 2023	December 31, 2022
	$’000	$’000
Accounts payable	860	1,085
Accrued payroll and bonuses	95	551
Accrued expenses	170	87
Accrued interest expenses	21	—
Accrued professional fees	166	185
Accounts payable commodities	39,615	—
Sales taxes payable (1)	40	45
	40,967	1,953
(1)See Note 15 – Commitments and contingencies for details related to delinquent sales taxes.
9.    Accrued Stock-Based Consulting Expenses Due to Related Party
At June 30, 2023, there were no Accrued stock-based consulting expenses due to related party. At December 31, 2022, Accrued stock-based consulting expenses were $3.6 million. Accrued stock-based consulting expenses were related to consulting fees due to our newly established related party, Aggia, for Sadot Agri-Foods operations. See Note 18 – Related party transactions for details. Based on the servicing agreement with Aggia, the consulting fees were calculated at approximately 80.0% of the Net income generated by the Sadot Agri-Foods business segment. For the three and six months ended June 30, 2023, $1.1 million and $4.4 million are also recorded as Stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Stock-based consulting expense that was due to related party was paid in stock in 2023.
10.    Notes Payable
Line of Credit
On April 28, 2023 the Company entered into a line of credit agreement with a bank whereby it may borrow up to $3.5 million at 3.00% per year. The line of credit commitment expires August 2023. At June 30, 2023, the balance outstanding on the line of credit was $3.5 million.
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

The Company had an aggregate gross amount of $0.1 million and $0.1 million of convertible notes payable as of June 30, 2023 and December 31, 2022, respectively.
Other Notes Payable

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
During the three and six months ended June 30, 2023, the Company repaid a total amount of $0.1 million and $0.1 million, and $0.1 million and $1.2 million for the three and six months ended June 30, 2022, respectively, of the other notes payable.
As of June 30, 2023, the Company had an aggregate amount of $4.4 million in other notes payable. The notes had interest rates ranging between 3.00% - 8.00% per annum, due on various dates through May 2027.
The maturities of notes payable as of June 30, 2023, are as follows:

Principal Amount
$’000
2023	3,727
2024	105
2025	580
2026	—
Thereafter	—
4,412
11.    Leases
The Company’s leases consist of restaurant locations. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-10 years and most leases included the option to extend the lease for an additional 5 years.
The total lease cost associated with right of use assets and operating lease liabilities for the three and six months ended June 30, 2023, was $0.2 million and $0.4 million and $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and has been recorded in the Unaudited Condensed Consolidated Statement of Operations as Rent expense within Restaurant operating expenses.
The assets and liabilities related to the Company’s leases were as follows:

	As of
	June 30, 2023	December 31, 2022
	$’000	$’000
Assets
Right to use asset	2,059	2,433
Liabilities
Operating leases – current	511	560
Operating leases – non-current	1,673	2,019
Total lease liabilities	2,184	2,579

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below presents the future minimum lease payments under the noncancellable operating leases as of June 30, 2023:

Operating Leases
$’000
Fiscal Year:
2023	378
2024	706
2025	556
2026	386
2027	300
2028	222
Thereafter	367
Total lease payments	2,915
Less imputed interest	(731)
Present value of lease liabilities	2,184
The Company’s lease term and discount rates were as follows:

As of June 30, 2023
Weighted-average remaining lease term (in years)
Operating leases	4.89
Weighted-average discount rate
Operating leases	12.0%
12.    Deferred Revenue
The Company's deferred revenue consists of the following:

	As of
	June 30, 2023	December 31, 2022
	$’000	$’000
Deferred revenues, net	1,388	1,371
Less: deferred revenue, current	(93)	(95)
Deferred revenues, non-current	1,295	1,276

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
13.    Other Current Liabilities
Other current liabilities consist of the following:

	As of
	June 30, 2023	December 31, 2022
	$’000	$’000
Gift card liability	13	25
Co-op advertising fund liability	99	79
Marketing development brand liability	55	35
Advertising fund liability	37	43
	204	182
See Note 2 – Significant accounting policies for details related to the gift card liability and advertising fund liability.
14.    Income Taxes
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2023 and December 31, 2022 are presented below:

	As of
	June 30, 2023	December 31, 2022
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	10,690	10,615
Receivable allowance	7	5
Stock-based compensation	17	15
Intangible assets	386	314
Right to use asset	471	—
Deferred revenues	267	204
Leases	—	32
Gross deferred tax asset	11,838	11,185
Deferred tax liabilities:
Property and equipment	(163)	(160)
Right to use liability	(442)	—
Gross deferred tax liabilities	(605)	(160)
Net deferred tax assets	11,233	11,025
Valuation allowance	(11,233)	(11,025)
Net deferred tax asset, net of valuation allowance	—	—

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The income tax expense for the periods shown consist of the following:

	As of
	June 30, 2023	December 31, 2022
	$’000	$’000
Federal:
Current	—	—
Deferred	—	—
State and local:
Current	6	25
Deferred	—	—
	6	25
Change in valuation allowance	—	—
Income tax expense	6	25
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	As of
	June 30, 2023	December 31, 2022
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	(0.6)%	(0.5)%
Permanent differences	(4.7)%	(0.1)%
PPP loan forgiveness	—%	0.4%
Return to provision adjustments	—%	3.3%
Deferred tax asset true up- State	—%	(14.5)%
Deferred tax asset true up- Federal	—%	(6.8)%
Other	0.1%	—%
Change in valuation allowance	(20.1)%	(3.3)%
Effective income tax rate	(4.3)%	(0.5)%
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
As of June 30, 2023 and December 31, 2022, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $11.2 million and $11.0 million, respectively. The valuation allowance increased by approximately $0.2 million.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
15.    Commitments and Contingencies
Farmland Purchase Agreement
On May 16, 2023, the Company through its wholly owned subsidiary, Sadot Agri-Foods, entered into the Variation Agreement with ZPG and Cropit pursuant to which ZPG assigned all of its rights, liabilities and obligations of the Put Land Agreement to Sadot Agri-Foods, which provided ZPG with a one year call option to acquire 70% of the Farm for a purchase price of approximately $8.5 million USD. The Put Land Agreement further provides that Cropit will continue to retain 30% of the Farm and that following closing, Cropit and the purchaser will form a special purpose vehicle in which both parties will contribute their ownership interest in the Farm to the special purpose vehicle for their respective percentage interest.
On May 16, 2023, Sadot Agri-Foods and Cropit entered into 70% of the equity and Cropit holding 30% of the equity. Following its formation, Sadot Zambia will hold 100% of the Farm. Sadot Agri-Foods and Cropit will each have the right to appoint one director to the Board of Directors of Sadot Zambia. Further, upon formation, Sadot Agri-Foods contributed $3.5 million into escrow for the primary purpose of discharging a loan secured by the Farm held by ABSA Bank.
On May 16, 2023, Sadot Agri-Foods, the Escrow Agent entered into an Escrow Agreement pursuant to which the Escrow Agent will hold all documentation required to allot Sadot Agri-Foods 70% of Sadot Zambia, documentation required to transfer the Farm to Sadot Zambia and USD $3.5 million contributed by Sadot Agri-Foods. At closing, the Escrow Agent will release the required funds to ABSA Bank and release the required documentation with respect to the allocation of Sadot Agri-Foods’ interest in Sadot Zambia and the transfer of the Farm. Closing is subject to obtaining clearance from the Zambian Competition and Consumer Protection Commission.
Consulting Agreements
On November 14, 2022 (the “Effective Date”), the Company, Sadot Agri-Foods and Aggia entered into a Services Agreement (the “Services Agreement”) whereby Sadot Agri-Foods engaged Aggia to provide certain advisory services to Sadot Agri-Foods for creating, acquiring and managing Sadot Agri-Foods’ business of wholesaling food and engaging in the purchase and sale of physical food commodities.
As consideration for Aggia providing the services to Sadot Agri-Foods, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot Agri-Foods generating net income measured on a quarterly basis at per share price of $1.5625, subject to equitable adjustments for any combinations or splits of the common stock occurring following the Effective Date. Upon Sadot Agri-Foods generating net income for any fiscal quarter, the Company shall issue Aggia a number of shares of common stock equal to the net income for such fiscal quarter divided by the per share price (the “Shares”). The Company may only issue authorized, unreserved shares of common stock. The Company will not issue Aggia in excess of 14.4 million shares representing 49.9% of the number of issued and outstanding shares of common stock as of the Effective Date. Further, once Aggia has been issued a number of shares constituting 19.99% of the issued and outstanding shares of common stock of the Company, no additional shares shall be issued to Aggia unless and until this transaction has been approved by the shareholders of the Company. The shareholders approved the Services Agreement on February 28, 2023. In the event that the shares cap has been reached, then the remaining portion of the net income, if any, not issued as shares shall accrue as debt payable by Sadot Agri-Foods to Aggia until such debt has reached a maximum of $71.5 million. The Company will prepare the shares earned calculation after the annual audit or quarter review is completed by the auditors. The shares will be issued within 10 days of the final calculation.

On July 14, 2023 (the “Addendum Date”), effective April 1, 2023, the parties entered into Addendum 2 to the Services Agreement (“Addendum 2”) pursuant to which the parties amended the compensation that Aggia is entitled.
Pursuant to Addendum 2, on the Addendum Date, the Company issued 8.9 million shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, which such Shares represent 14.4 million Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 5.6 million Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 14.4 million Shares representing 49.9% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share. Further, the parties clarified that the Lock Up Agreement previously entered between the Company and Aggia dated November 16, 2022 shall be terminated on May 16, 2024 provided that any Shares that have not vested or been purchased by Aggia may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Following the Share Repurchase Date, in the event that there is net income for any fiscal quarter, then an amount equal to 40% of the net income shall accrue as debt payable by Sadot Agri-Foods to Aggia (the “Debt”), until such Debt has reached a maximum of $71.5 million.
Additionally, for the three months ended June 30, 2023, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods operating expenses related to Sadot Agri-Foods including labor and operating expenses of $0.8 million and $0.2 million, respectively. For the six months ended June 30, 2023, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods including labor, operating and general administrative expenses of $1.4 million, $0.3 million and $0.1 million, respectively.
Franchising
During the three and six months ended June 30, 2023, the Company entered into various Pokemoto franchise agreements for a total of 8 and 13, respectively, compared to 4 and 17 during the three and six months ended June 30, 2022, respectively. potentially new Pokemoto locations with various franchisees. The Franchisees paid the Company an aggregate of $0.1 million and $0.1 million for the three and six months ended June 30, 2023 and this has been recorded in deferred revenue as of June 30, 2023.
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
Taxes
The Company failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. As of the second quarter 2022, all past due tax on sales from 2017 and 2018 has been paid in full. The Company had accrued a sales tax liability for approximately $0.1 million and $44.6 thousand as of June 30, 2023, and December 31, 2022, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner. The Company has completed all the payment plans with the various state or local entities for these past owed amounts.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas in El Paso County #2019DCV0824. The contractor is claiming a breach of contract and is seeking $33.0 thousand in damages for services claimed to be rendered by the contractor. The Company accrued $30.0 thousand for the liability in accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022.
On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $0.1 million for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of June 30, 2023 and December 31, 2022, the Company has accrued for the liability in accounts payable and accrued expenses.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
16.    Reportable Operating Segments
See Note 1 – Business organization and nature of operations for descriptions of our operating segments.
The following table sets forth the results of operations for the relevant segments for the three and six months ended June 30, 2023:

	For the Three Months Ended June 30, 2023
	Restaurant division	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	157,559	—	157,559
Company restaurant sales, net of discounts	2,487	—	—	2,487
Franchise royalties and fees	238	—	—	238
Franchise advertising fund contributions	20	—	—	20
Other revenues	13	—	—	13
Total revenues	2,758	157,559	—	160,317
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	—	153,240	—	153,240
Labor	—	852	—	852
Other commodity operating expenses	—	485	—	485
Total commodity operating expenses	—	154,577	—	154,577
Restaurant operating expenses:
Food and beverage costs	867	—	—	867
Labor	956	—	—	956
Rent	290	—	—	290
Other restaurant operating expenses	551	—	—	551
Total restaurant operating expenses	2,664	—	—	2,664
Depreciation and amortization expenses	153	—	288	441
Franchise advertising fund expenses	20	—	—	20
Pre-opening expenses	—	—	—	—
Post-closing expenses	19	—	—	19
Stock-based consulting expenses	—	—	1,068	1,068
Sales, general and administrative expenses	88	301	1,499	1,888
Total costs and expenses	2,944	154,878	2,855	160,677
(Loss) / income from operations	(186)	2,681	(2,855)	(360)
Other Income / (Expense):
Other income	—	—	251	251
Interest expense, net	(1)	(20)	(1)	(22)
Change in fair value of accrued compensation	—	—	324	324
Total other income / (expense), net	(1)	(20)	574	553
(Loss) / Income Before Income Tax	(187)	2,661	(2,281)	193
Income tax	1	—	2	3
Net (loss) / income	(188)	2,661	(2,283)	190

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2023
	Restaurant division	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	367,925	—	367,925
Company restaurant sales, net of discounts	4,788	—	—	4,788
Franchise royalties and fees	522	—	—	522
Franchise advertising fund contributions	36	—	—	36
Other revenues	13	—	—	13
Total revenues	5,359	367,925	—	373,284
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	—	358,295	—	358,295
Labor	—	1,472	—	1,472
Other commodity operating expenses	—	639	—	639
Total commodity operating expenses	—	360,406	—	360,406
Restaurant operating expenses:
Food and beverage costs	1,706	—	—	1,706
Labor	1,836	—	—	1,836
Rent	564	—	—	564
Other restaurant operating expenses	1,023	—	—	1,023
Total restaurant operating expenses	5,129	—	—	5,129
Depreciation and amortization expenses	469	—	605	1,074
Franchise advertising fund expenses	36	—	—	36
Pre-opening expenses	36	—	—	36
Post-closing expenses	112	—	1	113
Stock-based consulting expenses	—	—	4,427	4,427
Sales, general and administrative expenses	171	587	3,272	4,030
Total costs and expenses	5,953	360,993	8,305	375,251
(Loss) / income from operations	(594)	6,932	(8,305)	(1,967)
Other Income:
Other income	—	—	251	251
Interest income / (expense), net	2	(21)	—	(19)
Change in fair value of accrued compensation	—	—	865	865
Total other income, net	2	(21)	1,116	1,097
(Loss) / Income Before Income Tax	(592)	6,911	(7,189)	(870)
Income tax	2	—	4	6
Net (loss) / income	(594)	6,911	(7,193)	(876)

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the results of operations for the relevant segments for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022
	Restaurant division	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	2,751	—	—	2,751
Franchise royalties and fees	70	—	93	163
Franchise advertising fund contributions	—	—	16	16
Total revenues	2,821	—	109	2,930
Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,137	—	(20)	1,117
Labor	903	—	—	903
Rent	327	—	—	327
Other restaurant operating expenses	688	—	—	688
Total restaurant operating expenses	3,055	—	(20)	3,035
Depreciation and amortization expenses	124	—	365	489
Franchise advertising fund expenses	—	—	16	16
Sales, general and administrative expenses	30	—	1,097	1,127
Total costs and expenses	3,209	—	1,458	4,667
Loss from operations	(388)	—	(1,349)	(1,737)
Other Income / (Expense):
Other income / (expense)	10	—	(25)	(15)
Interest expense, net	(5)	—	(5)	(10)
Total other income / (expense), net	5	—	(30)	(25)
Loss Before Income Tax	(383)	—	(1,379)	(1,762)
Income tax	—	—	12	12
Net loss	(383)	—	(1,391)	(1,774)

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2022
	Restaurant division	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	5,445	—	—	5,445
Franchise royalties and fees	132	—	239	371
Franchise advertising fund contributions	—	—	34	34
Total revenues	5,577	—	273	5,850
Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	2,145	—	(2)	2,143
Labor	1,976	—	—	1,976
Rent	667	—	—	667
Other restaurant operating expenses	1,338	—	—	1,338
Total restaurant operating expenses	6,126	—	(2)	6,124
Depreciation and amortization expenses	243	—	722	965
Franchise advertising fund expenses	—	—	34	34
Sales, general and administrative expenses	287	—	2,164	2,451
Total costs and expenses	6,656	—	2,918	9,574
Loss from operations	(1,079)	—	(2,645)	(3,724)
Other Income:
Other income / (expense)	12	—	(46)	(34)
Interest expense, net	(2)	—	(26)	(28)
Gain on debt extinguishment	140	—	—	140
Total other income, net	150	—	(72)	78
Loss Before Income Tax	(929)	—	(2,717)	(3,646)
Income tax	—	—	14	14
Net loss	(929)	—	(2,731)	(3,660)
With the creation of our Sadot Agri-Foods subsidiary in late 2022, we began to transform from a U.S.-centric restaurant business into a global, food-focused organization with two distinct segments. As a result, we have reevaluated and changed our operating segments early in 2023. Previously we split out Muscle Maker Grill, Pokemoto, and SuperFit Foods as their own restaurant operating segments. Since Sadot Agri-Foods' operations is primarily in commodities trading and is such a large portion of the Company’s business, the Company segregated it into its own segment and combined all restaurant operations into a segment.
On June 22, 2023, the Company created the new subsidiary, Sadot Latam LLC, which has expanded its agri-commodity sourcing and trading operations into North, Central and South America, further diversifying the Company’s geographic reach beyond its existing operations in Europe, Asia, the Middle East and Africa. This new line of business is included within the Sadot Agri-Foods segment in the tables above.
The Company will continue to evaluate its operating segments and update as necessary.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
17.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1.5 million shares of common stock for issuance. As of June 30, 2023, 0.7 million shares have been issued and 0.8 million options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 2.5 million shares of common stock for issuance. As of June 30, 2023 0.2 million shares have been issued and 0.1 million option to purchase shares have been awarded under the 2023 Plan.
Common Stock Issuances
On January 6, 2022, the Company authorized the issuance of an aggregate of 39.6 thousand shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2022. The Company accrued for the liability as of June 30, 2022.
On January 18, 2022, the Company issued an aggregate of 30.0 thousand shares of common stock of the Company to a consultant that assisted with the acquisition of SuperFit Foods and Pokemoto, with an aggregate fair value amount of $15.6 thousand. The Company accrued for the liability as of June 30, 2022.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On January 5, 2023, the Company authorized the issuance of an aggregate of 31.3 thousand shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.
On March 27, 2023, the Company authorized the issuance of 2.8 million shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2022.
On May 25, 2023, the Company authorized the issuance of 2.7 million shares of common stock to Aggia as consulting fees earned during the first quarter of 2023.
Change in fair value of accrued compensation on the Unaudited Condensed Consolidated Statement of Operations is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. For three and six months ended June 30, 2023, Change in fair value of accrued compensation was $0.3 million and $0.9 million, respectively.
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Restricted Stock Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. For further information see Note 19 – Subsequent events. These RSA are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
At June 30, 2023, there was $8.0 million restricted stock awards outstanding. A summary of the activity related to the restricted stock awards, is presented below:

	Total RSA's	Weighted-average grant date fair value
		$
Outstanding at December 31, 2022	—	—
Granted	8,855,452	1.25
Forfeited	—	—
Vested	(854,714)	1.25
Outstanding at June 30, 2023	8,000,738	1.25
See Note 15 – Commitments and contingencies for further details on Restricted Share Awards.
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
Options
On February 27, 2023, the Company issued options to purchase an aggregate of 0.5 million shares of the Company's common stock to officers and directors. The options had an exercise price of $1.51 per share and vest ratably over 20 quarters with the first vesting occurring June 30, 2023.
On March 15, 2023, the Company issued options to purchase 0.1 million shares of the Company's common stock. The options had an exercise price of $1.51 per share and vest ratably over 20 quarters with the first vesting occurring June 30, 2023.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2021	5.00	100,000	1.91	—
Granted	0.41	312,500	5.21	12
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, June 30, 2022	1.52	412,500	4.29	—
Expected to vest, June 30, 2022	0.41	296,875	5.21	—
Exercisable and vested, June 30, 2022	4.38	115,625	1.93	—
Outstanding, December 31, 2022	1.52	412,500	3.53	156
Granted	1.51	600,000	5.92	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, June 30, 2023	1.51	1,012,500	4.75	244
Expected to vest, June 30, 2023	1.17	776,857	5.30	195
Exercisable and vested, June 30, 2023	2.64	235,643	2.92	59
The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

Six Months Ended June 30, 2023
Risk free interest rate	3.54-4.93%
Expected term (years)	5.63
Expected volatility	53.99-69.02%
Expected dividends	—
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

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of warrants activity during the six months ended June 30, 2023 and 2022 is presented below:

	Number of warrants	Weighted-average exercise price	Weighted-average remaining life (in years)
		$
Outstanding, December 31, 2021	20,284,016	1.66	3.99
Granted	—	—	N/A
Exercised	(2,410,110)	—	N/A
Forfeited	—	—	N/A
Outstanding, June 30, 2022	17,873,906	1.89	4.03
Exercisable, June 30, 2022	17,873,906	1.89	4.03
Outstanding, December 31, 2022	18,033,640	1.93	3.51
Granted	—	—	N/A
Exercised	—	—	N/A
Forfeited	—	—	N/A
Outstanding, June 30, 2023	18,033,640	1.93	3.01
Exercisable, June 30, 2023	18,033,640	1.93	3.01
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $1.1 million and $4.6 million for the three and six months ended June 30, 2023 respectively, of which $0.1 million and $0.1 million, respectively, was recorded in Sales, general and administrative expenses. Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $44.9 thousand and $0.1 million, respectively, for the three and six months ended June 30, 2022 of which $44.9 thousand and $0.1 million was recorded in Sales, general and administrative expenses. There was $1.1 million and $4.4 million recorded in Stock-based consulting expense for the three and six months ended June 30, 2023. There were no expenses recorded in Stock-based consulting expense for the three and six months ended June 30, 2022.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
18.    Related Party Transactions
The Company held a Special Meeting on February 28, 2023. Of the 29.3 million shares of Common Stock outstanding on January 19, 2023, the record date, 17.2 million shares were represented at the Special Meeting, in person or by proxy, constituting a quorum. At the meeting, the shareholders approved (i) the Services Agreement whereby Sadot Agri-Foods engaged Aggia, to provide certain advisory services to Sadot Agri-Foods for managing Sadot Agri-Foods’ business of wholesaling food and engaging in the purchase and sale of physical food commodities (the “Sadot Agri-Foods Transaction”); (ii) an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 50.0 million to 150.0 million; (iii) for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the Shares pursuant to the Services Agreement entered between the Company, Sadot Agri-Foods and Aggia representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules; (iv) for purposes of complying with NASDAQ Listing Rule 5635(c), the issuance of up to 14.4 million Shares of Common Stock to Aggia pursuant to the Services Agreement and net income generated thresholds; (v) the right of Aggia to nominate up to eight directors to the Board of Directors subject to achieving net income thresholds as set forth in the Services Agreement; and (vi) the adoption of the 2023 Equity Incentive Plan.
In April of 2023, the Company recognized a related party relationship between newly appointed directors of the Company and Aggia. As of June 30, 2023, Aggia owned 24.7% of the Company's commons stock.

During the three and six months ended June 30, 2023, the Company recorded Stock-based consulting expense of $1.1 million and $4.4 million to its related party, Aggia for consulting services rendered.

Additionally, for the three and six months ended June 30, 2023, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $1.0 million and $1.8 million, respectively.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
19.    Subsequent Events
Board Issued Stock
On July 11, 2023, the Company authorized the issuance of an aggregate of 32.9 thousand shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023.
Aggia Deal
On July 14, 2023 with an effective date of April 1, 2023, the Company amended its current Services Agreement with AGGIA. The new addendum, among other features, modifies the formula by which the Company will issue shares of common stock earned by AGGIA for net income generated through the Company’s Sadot Agri-Foods division from 80% of net income to 40% of net income. The overall intended effect will be to reduce, by 50%, the quarterly non-cash expenses related to stock issuances to AGGIA, streamline the reporting processes and is expected to have a favorable impact the Company’s financial performance.
On October 19, 2022, the Company formed Sadot Agri-Foods. On November 14, 2022, the Company, Sadot Agri-Foods and Aggia entered into a Services Agreement (the “Services Agreement”) whereby Sadot Agri-Foods engaged Aggia to provide certain advisory services to Sadot Agri-Foods for creating, acquiring and managing Sadot Agri-Foods’ business of wholesaling food and engaging in the purchase and sale of physical food commodities. The closing date of the Services Agreement was November 16, 2022. The parties entered into Addendum 1 to the Services Agreement on November 17, 2022. Further, on July 14, 2023 (the “Addendum Date”), effective April 1, 2023, the parties entered into Addendum 2 to the Services Agreement (“Addendum 2”) pursuant to which the parties amended the compensation that Aggia is entitled.
Pursuant to Addendum 2, on the Addendum Date, the Company issued 8.9 million shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, which such Shares represent 14.4 million Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 5.6 million Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 14.4 million Shares representing 49.9% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share. Further, the parties clarified that the Lock Up Agreement previously entered between the Company and Aggia dated November 16, 2022 shall be terminated on May 16, 2024 provided that any Shares that have not vested or been purchased by Aggia may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Following the Share Repurchase Date, in the event that there is net income for any fiscal quarter, then an amount equal to 40% of the net income shall accrue as debt payable by Sadot Agri-Foods to Aggia (the “Debt”), until such Debt has reached a maximum of $71.5 million.
Company Name Change
Effective July 27, 2023, the Company changed its name to Sadot Group Inc. The name change was made in accordance with Section 92A.180 of the Nevada Revised Statutes by merging a wholly-owned subsidiary of the Company with and into the Company, with the Company being the surviving corporation in the merger. The Company effectuated the merger by filing Articles of Merger with the Secretary of State of the State of Nevada. In connection with the merger, the Company amended Article I of its Articles of Incorporation to change the Company’s corporate name to Sadot Group Inc. With the exception of the name change, there were no other changes to the Company’s Articles of Incorporation.
Additionally, as of the opening of trading on July 27, 2023, the ticker symbol of the Company’s common stock on The Nasdaq Capital Market will be “SDOT” and the CUSIP number of the Company’s common stock (627333107) will remain unchanged. The Company’s name and ticker symbol change do not affect the rights of the Company’s security holders, creditors, customers or suppliers. Following the name change, any stock certificates that reflect the Company’s prior name, if any, will continue to be valid.

Muscle Maker, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Warrant Exercise Agreement
On July 27, 2023 (the “Closing Date”), the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with Altium Growth Fund Ltd. (the “Exercising Holder”), the holder of outstanding warrants to purchase 2.2 million shares of common stock of the Company issued in November 2021 (collectively, the “Original Warrants”), whereby the Exercising Holder exercised the Original Warrants in consideration of 2.2 million shares of common stock (the “Shares”). The Company received aggregate gross proceeds before expenses of approximately $2.2 million. In order to induce the Exercising Holder to exercise the Original Warrants, the Company reduced the exercise price on the Original Warrants from $1.385 to $1.00 per share.
Additional Warrants Issued
In connection with the exercise of the Original Warrants, the Company issued an additional warrant to the Exercising Holder that is exercisable for the number of shares of common stock equal to one hundred percent of the Shares purchased by the Exercising Holder (the “Additional Warrant”). The Additional Warrant is substantially identical to the Original Warrants, except that the exercise price of the Additional Warrant is $2.40. The Company is obligated to file a registration statement covering the shares of common stock underlying the warrants within 30 days and to have the registration statement declared effective within 90 days after filing with the Commission.
Line of Credit
On August 1, 2023, the Company paid off its line of credit in the amount of $3.5 million.
Promissory Notes
On July 12, 2023, the Company issued a Convertible Promissory Note in the principal amount of $0.6 million in consideration of cash in the amount of $0.5 million. The Convertible Promissory Note was paid off in full on July 31, 2023.
On July 18, 2023, the Company issued a Convertible Promissory Note in the principal amount of $0.2 million in consideration of cash in the amount of $0.2 million. The Convertible Promissory Note was paid off in full on July 31, 2023.
On July 18, 2023, the Company issued a Convertible Promissory Note in the principal amount of $0.2 million in consideration of cash in the amount of $0.2 million. The Convertible Promissory Note was paid off in full on August 2, 2023.
Strategic Restructuring
On August 4, 2023 the Company announced its intention to strategically pivot towards the global food supply chain sector. The Company plans to reduce restaurant operating expenses by closing underperforming units while refranchising (selling) most of our remaining company-owned units. We will shift to a franchise, royalty-generating model focused on our successful Pokémoto concept.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of August 9, 2023, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. (f/k/a Muscle Maker, Inc.), for the three and six months ended June 30, 2023 together with the audited financial statements of the Company for the year ended December 31, 2022 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2022 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2023. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” "Sadot", “Muscle Maker,” “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group, Inc., together with its consolidated subsidiaries.

Our website address is http://sadotgroupinc.com. The information on, or that can be accessed through, our website is not part of this Report. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

This MD&A is the responsibility of management. Prior to its release, the Company’s Board of Directors (the “Board”) approved this MD&A on the Audit Committee’s recommendation. The Company presents its financial statements in U.S. Dollars. Amounts in this MD&A are stated in U.S. Dollars unless otherwise indicated.

Forward-Looking Statements

This Report contains forward-looking statements as defined in the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. These forward-looking statements are not guarantees of future performance, conditions, or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of Muscle Maker’s management’s control. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and similar expressions (or the negative versions of such words or expressions), are intended to identify forward-looking statements. These forward-looking statements include, without limitation, information concerning Sadot’s possible or assumed future results of operations, business strategies, debt levels, competitive position, industry environment and possible growth opportunities. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 2 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
OVERVIEW
Sadot Group Inc. (f/k/a Muscle Maker, Inc.) ("MMI") is our parent company and is headquartered in Ft. Worth, Texas. In late 2022, MMI began a transformation from a U.S.-centric restaurant business into a global, food-focused organization with two distinct business units. Effective July 27, 2023, MMI changed its name to Sadot Group Inc.
1.Sadot LLC (Sadot Agri-Foods") is an international agri-commodities company engaged in trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Argentina, Brazil, Canada, China, Egypt, Guinea, India, Indonesia, Japan, Kenya Malaysia, Philippines, Poland, Romania, Sri Lanka, Ukraine and Vietnam. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food value chain. Sadot Agri-Foods is Sadot     Group's largest operating unit.
2.Sadot Restaurant Group has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. Our Company was founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. Each of our three concepts offers different menus that are tailored to specific consumer segments. We believe our concepts deliver highly differentiated customer experiences.
The Company has expanded its Sadot Agri-Foods subsidiary within the agri-commodity sourcing and trading operations into North, Central and South America, further diversifying the Company’s geographic reach beyond its existing operations in Europe, Asia, the Middle East and Africa. The expansion was facilitated by a strategic agreement between Sadot Agri-

Foods’ agri-food operations and newly-formed Buenaventura Trading LLC (“Buenaventura”) based in Miami FL. Buenaventura’s team brings a wealth of experience and exposure to new trade routes throughout the Americas by adding multiple sourcing and trading consultants to Sadot Agri-Foods with backgrounds from several of the largest international food supply chain organizations.
In order to support the expansion into the Americas and our agreement with Buenaventura, Sadot LLC has formed a new subsidiary, Sadot Latam LLC. This agreement marks a significant milestone for Sadot Agri-Foods as it provides access to new trade routes originating in North America to markets in Central and South America. The planned Americas trade routes are intended to generate accretive value for the Company by tapping into the thriving market demand for agricultural products across Central and South America. This planned expansion is expected to further enhance Sadot Agri-Foods’ position as an emerging entity in the global commodity trading industry.
As of June 30, 2023, the Company had a cash balance, a working capital surplus and an accumulated deficit of $5.1 million, $7.7 million and $80.2 million, respectively. During the three and six months ended June 30, 2023, the Company incurred a Pre-tax net income / loss of $0.2 million and $0.9 million, respectively. Net cash used in operations of $4.2 million for the six months ended June 30, 2023. The Company believes that our existing cash on hand and future cash flows from our commodity trades and franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.
Key Financial Definitions
We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	157,559	—	367,925	—
Company restaurant sales, net of discounts	2,487	2,751	4,788	5,445
Franchise royalties and fees	238	163	522	371
Franchise advertising fund contributions	20	16	36	34
Other revenues	13	—	13	—
Total revenues	160,317	2,930	373,284	5,850
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	153,240	—	358,295	—
Labor	852	—	1,472	—
Other commodity operating expenses	485	—	639	—
Total commodity operating expenses	154,577	—	360,406	—
Restaurant operating expenses:			—	—
Food and beverage costs	867	1,117	1,706	2,143
Labor	956	903	1,836	1,976
Rent	290	327	564	667
Other restaurant operating expenses	551	688	1,023	1,338
Total restaurant operating expenses	2,664	3,035	5,129	6,124
Depreciation and amortization expenses	441	489	1,074	965
Franchise advertising fund expenses	20	16	36	34
Preopening expenses	—	—	36	—
Post-closing expenses	19	—	113	—
Stock-based consulting expenses	1,068	—	4,427	—
Sales, general and administrative expenses	1,888	1,127	4,030	2,451
Loss from operations	(360)	(1,737)	(1,967)	(3,724)
EBITDA	656	(1,263)	223	(2,653)
Adjusted EBITDA	1,149	(1,248)	3,534	(2,759)

The breakout of our main revenue streams by business segment is shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Sadot agri-foods	98.3%	—	98.6%	—
Restaurant division	1.7%	100.0%	1.4%	100.0%

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
Stock-based Consulting Expenses
Stock-based consulting expenses are related to consulting fees due to Aggia for Sadot Agri-Foods operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by the Sadot Agri-Foods business segment. For the three and six months ended June 30, 2023, $1.1 million and $4.4 million respectively, are recorded as Stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and a corresponding liability is recorded as Accrued stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Balance Sheets. This expense was paid in stock.
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

Reconciliations of EBITDA, Adjusted EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin and Adjusted EBITDA Margin for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	$’000	$’000	$’000	$’000
Net income / (loss)	190	(1,774)	(876)	(3,660)
Adjustments to EBITDA:
Depreciation and amortization expenses	441	489	1,074	965
Interest expense, net	22	10	19	28
Income tax	3	12	6	14
EBITDA	656	(1,263)	223	(2,653)
Adjustments to Adjusted EBITDA:
Other income / (expense)	(251)	15	(251)	34
Change in fair value of accrued compensation	(324)	—	(865)	—
Gain on debt extinguishment	—	—	—	(140)
Stock-based consulting expenses	1,068	—	4,427	—
Adjusted EBITDA	1,149	(1,248)	3,534	(2,759)
Total revenue	160,317	2,930	373,284	5,850

Net income / (loss) Margin	0.1%	(60.5)%	(0.2)%	(62.6)%
Adjusted EBITDA Margin	0.7%	(42.6)%	0.9%	(47.2)%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	157,559	—	157,559	NM
Company restaurant sales, net of discounts	2,487	2,751	(264)	(9.6)%
Franchise royalties and fees	238	163	75	46.0%
Franchise advertising fund contributions	20	16	4	24.2%
Other revenues	13	—	13	NM
Total revenues	160,317	2,930	157,387	5371.4%
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	153,240	—	153,240	NM
Labor	852	—	852	NM
Other commodity operating expenses	485	—	485	NM
Total commodity operating expenses	154,577	—	154,577	NM
Restaurant operating expenses:
Food and beverage costs	867	1,117	(250)	(22.4)%
Labor	956	903	53	5.9%
Rent	290	327	(37)	(11.3)%
Other restaurant operating expenses	551	688	(137)	(19.9)%
Total restaurant operating expenses	2,664	3,035	(371)	(12.2)%
Depreciation and amortization expenses	441	489	(48)	(9.8)%
Franchise advertising fund expenses	20	16	4	24.2%
Post-closing expenses	19	—	19	NM
Stock-based consulting expenses	1,068	—	1,068	NM
Sales, general and administrative expenses	1,888	1,127	761	67.5%
Total costs and expenses	160,677	4,667	156,010	3342.8%
Loss from operations	(360)	(1,737)	1,377	(79.3)%
Other Income / (Expense):
Other income / (expense)	251	(15)	266	(1773.3)%
Interest income / (expense), net	(22)	(10)	(12)	120.0%
Change in fair value of accrued compensation	324	—	324	NM
Total other income / (expense), net	553	(25)	578	(2312.0)%
Income / (Loss) Before Income Tax	193	(1,762)	1,955	(111.0)%
Income tax	3	12	(9)	(75.0)%
Net income / (loss)	190	(1,774)	1,964	(110.7)%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Three Months Ended June 30,
	2023	2022
Revenues:
Commodity sales	98.3%	—
Company restaurant sales, net of discounts	1.6%	93.9%
Franchise royalties and fees	0.1%	5.6%
Franchise advertising fund contributions	—	0.5%
Other revenues	—	—
Total revenues	100.0%	100.0%
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	95.6%	—
Labor	0.5%	—
Other commodity operating expenses	0.3%	—
Total commodity operating expenses	96.4%	—
Restaurant operating expenses:
Food and beverage costs	0.5%	38.1%
Labor	0.6%	30.8%
Rent	0.2%	11.2%
Other restaurant operating expenses	0.3%	23.5%
Total restaurant operating expenses	1.7%	103.6%
Depreciation and amortization expenses	0.3%	16.7%
Franchise advertising fund expenses	—	0.5%
Post-closing expenses	—	—
Stock-based consulting expenses	0.7%	—
Sales, general and administrative expenses	1.2%	38.5%
Total costs and expenses	100.2%	159.3%
Loss from operations	(0.2)%	(59.3)%
Other Income / (Expense):
Other income / (expense)	—	(0.5)%
Interest income / (expense), net	—	(0.3)%
Change in fair value of accrued compensation	0.2%	—
Gain on debt extinguishment	—	—
Total other income / (expense), net	0.3%	(0.9)%
Income / (Loss) Before Income Tax	0.1%	(60.1)%
Income tax	—	0.4%
Net income / (loss)	0.1%	(60.5)%

Revenues

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	157,559	—	157,559	NM
Company restaurant sales, net of discounts	2,487	2,751	(264)	(9.6)%
Franchise royalties and fees	238	163	75	46.0%
Franchise advertising fund contributions	20	16	4	24.2%
Other revenues	13	—	13	NM
Total revenues	160,317	2,930	157,387	5371.4%

NM= not meaningful
Our revenues totaled $160.3 million for the three months ended June 30, 2023, compared to $2.9 million for the three months ended June 30, 2022. The $157.4 million increase is primarily attributed to an increase in Commodity sales as a direct result of the formation of Sadot Agri-Foods and its added revenue.
We generated Commodity sales of $157.6 million for the three months ended June 30, 2023. We did not have any Commodity sales for the three months ended June 30, 2022. This represented an increase of $157.6 million, which is attributable to Sadot Agri-Foods sales generated from physical food related commodities.
We generated Company restaurant sales, net of discounts, of $2.5 million for the three months ended June 30, 2023, compared to $2.8 million for the three months ended June 30, 2022. This represented an decrease of $0.3 million, or 9.6%, which is mainly attributable to the closures of certain unprofitable Muscle Maker Grill locations.
Franchise royalties and fees for the three months ended June 30, 2023 totaled $238.0 thousand compared to $163.0 thousand for the three months ended June 30, 2022. This represents an increase of $0.1 million, or 46.0%. In 2023, the franchise fees were higher, primarily due to the sales and opening of new Pokemoto franchises.
Franchise advertising fund contributions for the three months ended June 30, 2023 totaled $20.0 thousand compared to $16.1 thousand for the three months ended June 30, 2022. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The increase of $3.9 thousand or 24.2%, is a direct result of the increase in Muscle Maker Grill national advertising services to benefit the brand as a whole.
Other revenues for the three months ended June 30, 2023 totaled $13.0 thousand. There was no other revenues for the three months ended June 30, 2022. Other revenues consisted of gift card breakage recognized.
Operating Costs and Expenses
Operating costs and expenses primarily consist of Commodity costs, Restaurant food and beverage costs, Restaurant labor expense, Restaurant rent expense, Other restaurant operating expenses, Depreciation and amortization expenses and Sales, general and administrative expenses.

Commodity Costs

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Commodity cost	153,240	—	153,240	NM
Commodity costs for the three months ended June 30, 2023, totaled $153.2 million or 97.3% as a percentage of Commodity sales. There was no Commodity cost for the three months ended June 30, 2022. The $153.2 million increase resulted from a new line of business operated by Sadot Agri-Foods.

Commodity Labor Cost

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Labor	852	—	852	NM
Commodity labor costs for the three months ended June 30, 2023, totaled $0.9 million or 0.5% as a percentage of Commodity sales. There were no Commodity labor costs for the three months ended June 30, 2022. The $0.9 million increase resulted from a new line of business operated by Sadot Agri-Foods.
Other Commodity Operating Expenses

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Other commodity operating expenses	485	—	485	NM
Other commodity operating expenses for the three months ended June 30, 2023 totaled $0.5 million or 0.3% as a percentage of Commodity sales There were no Other commodity operating expenses for the three months ended June 30, 2022. The $0.5 million increase resulted from a new line of business operated by Sadot Agri-Foods.
Restaurant Food and Beverage Costs

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Food and beverage costs	867	1,117	(250)	(22.4)%
Restaurant food and beverage costs for the three months ended June 30, 2023 totaled $0.9 million or 34.9% as a percentage of Company restaurant net sales, and $1.1 million or 40.6%, as a percentage of Company restaurant net sales, for the three months ended June 30, 2022. The $0.3 million decrease resulted from a decrease in sales due to the closures of certain unprofitable Muscle Maker Grill locations. Total restaurant food and beverage cost as a percentage of sales decreased by 5.7% as a operational efficiencies in 2023.
Restaurant Labor Expense

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Labor	956	903	53	5.9%
Restaurant labor expense for the three months ended June 30, 2023 totaled $1.0 million, or 38.4%, as a percentage of Company restaurant net sales, and $0.9 million, or 32.8%, as a percentage of Company restaurant net sales, for the three months ended June 30, 2022. The $0.1 million increase is due to higher cost of labor in 2023.

Restaurant Rent Expense

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Rent	290	327	(37)	(11.3)%
Restaurant rent expense for the three months ended June 30, 2023 totaled $0.3 million, or 11.7% as a percentage of restaurant sales, and $0.3 million, or 11.9%, as a percentage of restaurant sales, for the three months ended June 30, 2022. The decrease of $37.0 thousand is directly attributed to the closure of a nonperforming corporate location. The percentage of total sales decreased by 0.2% as sales decreased overall.
Other Restaurant Operating Expenses

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Other restaurant operating expenses	551	688	(137)	(19.9)%
Other restaurant operating expenses for the three months ended June 30, 2023 totaled $0.6 million, or 22.2% as a percentage of restaurant sales, and $0.7 million, or 25.0% as a percentage of restaurant sales, for the three months ended June 30, 2022. The $0.1 million decrease is primarily due to a decrease in insurance costs resulting from a consolidation in insurance companies and a decrease in third party processing fees, partially offset by an increase in merchant processing fees. The Other restaurant operating expenses as a percent of total sales decreased by 2.9%.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	441	489	(48)	(9.8)%
Depreciation and amortization expenses for the three months ended June 30, 2023 totaled $0.4 million compared to $0.5 million, for the three months ended June 30, 2022. The $48.0 thousand decrease is mainly attributed to the closing of nonperforming locations and the disposal of the corresponding assets.
Franchise Advertising Fund Expenses

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	20	16	4	24.2%
Franchise advertising fund expenses for the three months ended June 30, 2023 totaled $20.0 thousand compared to $16.1 thousand, for the three months ended June 30, 2022. The $3.9 thousand or 24.2% increase is mainly attributed to the increase in Muscle Maker Grill national advertising services to benefit the brand.

Post-Closing Expenses

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Post-closing expenses	19	—	19	NM
Post-closing expenses for the three months ended June 30, 2023 totaled $19.0 thousand. There were no Post-closing expenses for the three months ended June 30, 2022. The increase in Post-closing expenses resulted from expenses incurred after the closing of underperforming Company-owned stores.
Stock-Based Consulting Expenses

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Stock-based consulting expenses	1,068	—	1,068	NM
Stock-based consulting expenses for the three months ended June 30, 2023, totaled $1.1 million. There were no Stock-based consulting expenses for the three months ended June 30, 2022. The increase in Stock-based consulting expenses is the result of consulting fees due to Aggia for Sadot Agri-Foods operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by the Sadot Agri-Foods business segment. This expense is expected to be paid in stock in 2023.
Sales, General and Administrative Expenses

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	1,888	1,127	761	67.5%
Sales, general and administrative expenses for the three months ended June 30, 2023 totaled $1.9 million, or 1.2% of total revenue, compared to $1.1 million, or 38.5% of total revenue, for the three months ended June 30, 2022. The $0.8 million increase was primarily attributable to an increase in professional and consulting fees and employee salaries and benefits.

Total Other Income, Net

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Total other income / (expense), net	553	(25)	578	(2312.0)%
Total other income / (expense), net for the three months ended June 30, 2023 totaled $0.6 million income compared to $25.0 thousand expense, for the three months ended June 30, 2022. The $0.6 million increase in Total other income / (expense), net was primarily attributable to a increase of $0.3 million in the Change in fair value of accrued compensation and a $0.3 million increase in Other income, partially offset by a $12.0 thousand increase in Interest expense.
Income Tax

	Three Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Income tax	3	12	(9)	(75.0)%
Our Income tax for the three months ended June 30, 2023, was $3.0 thousand which was an increase of $9.0 thousand as compared to Income taxes of $12.0 thousand for the three months ended June 30, 2022 due to an increase in current state taxes.

The following table represents selected items in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2023, by our operating segments:

	Three Months Ended June 30, 2023
	Restaurant division	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	157,559	—	157,559
Company restaurant sales, net of discounts	2,487	—	—	2,487
Franchise royalties and fees	238	—	—	238
Franchise advertising fund contributions	20	—	—	20
Other revenues	13	—	—	13
Total revenues	2,758	157,559	—	160,317
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	—	153,240	—	153,240
Labor	—	852	—	852
Other commodity operating expenses	—	485	—	485
Total commodity operating expenses	—	154,577	—	154,577
Restaurant operating expenses:
Food and beverage costs	867	—	—	867
Labor	956	—	—	956
Rent	290	—	—	290
Other restaurant operating expenses	551	—	—	551
Total restaurant operating expenses	2,664	—	—	2,664
Depreciation and amortization expenses	153	—	288	441
Franchise advertising fund expenses	20	—	—	20
Post-closing expenses	19	—	—	19
Stock-based consulting expenses	—	—	1,068	1,068
Sales, general and administrative expenses	88	301	1,499	1,888
Total costs and expenses	2,944	154,878	2,855	160,677
(Loss) / income from operations	(186)	2,681	(2,855)	(360)
Other Income:
Other income	—	—	251	251
Interest expense, net	(1)	(20)	(1)	(22)
Change in fair value of accrued compensation	—	—	324	324
Total other income, net	(1)	(20)	574	553
(Loss) / Income Before Income Tax	(187)	2,661	(2,281)	193
Income tax	1	—	2	3
Net (loss) / income	(188)	2,661	(2,283)	190

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2022, by our operating segments:

	Three Months Ended June 30, 2022
	Restaurant division	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	2,751	—	—	2,751
Franchise royalties and fees	70	—	93	163
Franchise advertising fund contributions	—	—	16	16
Total revenues	2,821	—	109	2,930
Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	1,137	—	(20)	1,117
Labor	903	—	—	903
Rent	327	—	—	327
Other restaurant operating expenses	688	—	—	688
Total restaurant operating expenses	3,055	—	(20)	3,035
Depreciation and amortization expenses	124	—	365	489
Franchise advertising fund expenses	—	—	16	16
Sales, general and administrative expenses	30	—	1,097	1,127
Total costs and expenses	3,209	—	1,458	4,667
Loss from operations	(388)	—	(1,349)	(1,737)
Other Income:
Other income / (expense)	10	—	(25)	(15)
Interest expense, net	(5)	—	(5)	(10)
Total other income, net	5	—	(30)	(25)
Loss Before Income Tax	(383)	—	(1,379)	(1,762)
Income tax	—	—	12	12
Net loss	(383)	—	(1,391)	(1,774)

Unaudited Condensed Consolidated Results of Operations - Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022, respectively:

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	367,925	—	367,925	NM
Company restaurant sales, net of discounts	4,788	5,445	(657)	(12.1)%
Franchise royalties and fees	522	371	151	40.7%
Franchise advertising fund contributions	36	34	2	5.9%
Other revenues	13	—	13	NM
Total revenues	373,284	5,850	367,434	6280.9%
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	358,295	—	358,295	NM
Labor	1,472	—	1,472	NM
Other commodity operating expenses	639	—	639	NM
Total commodity operating expenses	360,406	—	360,406	NM
Restaurant operating expenses:
Food and beverage costs	1,706	2,143	(437)	(20.4)%
Labor	1,836	1,976	(140)	(7.1)%
Rent	564	667	(103)	(15.4)%
Other restaurant operating expenses	1,023	1,338	(315)	(23.5)%
Total restaurant operating expenses	5,129	6,124	(995)	(16.2)%
Depreciation and amortization expenses	1,074	965	109	11.3%
Franchise advertising fund expenses	36	34	2	5.9%
Pre-opening expenses	36	—	36	NM
Post-closing expenses	113	—	113	NM
Stock-based consulting expenses	4,427	—	4,427	NM
Sales, general and administrative expenses	4,030	2,451	1,579	64.4%
Total costs and expenses	375,251	9,574	365,677	3819.5%
Loss from operations	(1,967)	(3,724)	1,757	(47.2)%
Other Income / (Expense):
Other income / (expense)	251	(34)	285	(838.2)%
Interest income / (expense), net	(19)	(28)	9	(32.1)%
Change in fair value of accrued compensation	865	—	865	NM
Gain on debt extinguishment	—	140	(140)	(100.0)%
Total other income / (expense), net	1,097	78	1,019	1306.4%
Income / (Loss) Before Income Tax	(870)	(3,646)	2,776	(76.1)%
Income tax	6	14	(8)	(57.1)%
Net income / (loss)	(876)	(3,660)	2,784	(76.1)%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	For the Six Months Ended June 30,
	2023	2022
Revenues:
Commodity sales	98.6%	—
Company restaurant sales, net of discounts	1.3%	93.1%
Franchise royalties and fees	0.1%	6.3%
Franchise advertising fund contributions	—	0.6%
Other revenues	—	—
Total revenues	100.0%	100.0%
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	96.0%	—
Labor	0.4%	—
Other commodity operating expenses	0.2%	—
Total commodity operating expenses	96.6%	—
Restaurant operating expenses:
Food and beverage costs	0.5%	36.6%
Labor	0.5%	33.8%
Rent	0.2%	11.4%
Other restaurant operating expenses	0.3%	22.9%
Total restaurant operating expenses	1.4%	104.7%
Depreciation and amortization expenses	0.3%	16.5%
Franchise advertising fund expenses	—	0.6%
Pre-opening expenses	—	—
Post-closing expenses	—	—
Stock-based consulting expenses	1.2%	—
Sales, general and administrative expenses	1.1%	41.9%
Total costs and expenses	100.5%	163.7%
Loss from operations	(0.5)	(63.7)%
Other Income:
Other income / (expense)	0.1%	(0.6)%
Interest income / (expense), net	—	(0.5)%
Change in fair value of accrued compensation	0.2%	—
Gain on debt extinguishment	—	2.4%
Total other income, net	0.3%	1.3%
Loss Before Income Tax	(0.2)%	(62.3)%
Income tax	—	0.2%
Net loss	(0.2)%	(62.6)%

Revenues

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	367,925	—	367,925	NM
Company restaurant sales, net of discounts	4,788	5,445	(657)	(12.1)%
Franchise royalties and fees	522	371	151	40.7%
Franchise advertising fund contributions	36	34	2	5.9%
Other revenues	13	—	13	NM
Total revenues	373,284	5,850	367,434	6280.9%

NM= not meaningful
Our revenues totaled $373.3 million for the six months ended June 30, 2023, compared to $5.9 million for the six months ended June 30, 2022. The $367.4 million increase is primarily attributed to an increase in Commodity sales as a direct result of the formation of Sadot Agri-Foods and its added revenue.
We generated Commodity sales of $367.9 million for the six months ended June 30, 2023. We did not have any Commodity sales for the six months ended June 30, 2022. This represented an increase of $367.9 million, which is attributable to Sadot Agri-Foods sales generated from physical food related commodities.
We generated Company restaurant sales, net of discounts, of $4.8 million for the six months ended June 30, 2023, compared to $5.4 million for the six months ended June 30, 2022. This represented an decrease of $0.7 million, or 12.1%, which is mainly attributable to the closures of certain unprofitable Muscle Maker Grill locations.
Franchise royalties and fees for the six months ended June 30, 2023 totaled $0.5 million compared to $0.4 million for the six months ended June 30, 2022. This represents an increase of $0.2 million, or 40.7%. In 2023, the franchise fees were higher, primarily due to termination of one Muscle Maker Grill franchise agreement, which corresponds to accelerating the recognition of initial franchise fees and an increase in Pokemoto franchise sales and store openings.
Franchise advertising fund contributions for the six months ended June 30, 2023 totaled $36.0 thousand compared to $34.0 thousand for the six months ended June 30, 2022. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The increase of $2.0 thousand or 5.9%, is a direct result of the increase in Muscle Maker Grill national advertising services to benefit the brand as a whole.
Other revenues for the six months ended June 30, 2023 totaled $13.0 thousand. There were no Other revenues for the six months ended June 30, 2022. Other revenues consisted of gift card breakage recognized.
Operating Costs and Expenses
Operating costs and expenses primarily consist of Commodity costs, Restaurant food and beverage costs, Restaurant labor expense, Restaurant rent expense, Other restaurant operating expenses, Depreciation and amortization expenses and Sales, general and administrative expenses.

Commodity Costs

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Commodity cost	358,295	—	358,295	NM
Commodity costs for the six months ended June 30, 2023, totaled $358.3 million or 97.4% as a percentage of Commodity sales. There was no Commodity cost for the six months ended June 30, 2022. The $358.3 million increase resulted from a new line of business operated by Sadot Agri-Foods.

Commodity Labor Cost

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Labor	1,472	—	1,472	NM
Commodity labor costs for the six months ended June 30, 2023, totaled $1.5 million or 0.4% as a percentage of Commodity sales. There were no Commodity labor costs for the six months ended June 30, 2022. The $1.5 million increase resulted from a new line of business operated by Sadot Agri-Foods.
Other Commodity Operating Expenses

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Other commodity operating expenses	639	—	639	NM
Other commodity operating expenses for the six months ended June 30, 2023 totaled $0.6 million or 0.2% as a percentage of Commodity sales There were no Other commodity operating expenses for the six months ended June 30, 2022. The $0.6 million increase resulted from a new line of business operated by Sadot Agri-Foods.
Restaurant Food and Beverage Costs

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Food and beverage costs	1,706	2,143	(437)	(20.4)%
Restaurant food and beverage costs for the six months ended June 30, 2023 totaled $1.7 million or 35.6% as a percentage of Company restaurant net sales, and $2.1 million or 39.4%, as a percentage of Company restaurant net sales, for the six months ended June 30, 2022. The $0.4 million decrease resulted from a decrease in sales due to the closures of certain unprofitable Muscle Maker Grill locations. Total restaurant food and beverage cost as a percentage of sales decrease by 3.7% as a result of increased efficiencies in 2023.
Restaurant Labor Expense

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Labor	1,836	1,976	(140)	(7.1)%
Restaurant labor expense for the six months ended June 30, 2023 totaled $1.8 million, or 38.3%, as a percentage of Company restaurant net sales, and $2.0 million, or 36.3%, as a percentage of Company restaurant net sales, for the six months ended June 30, 2022. The $0.1 million decrease resulted from the closure of nonperforming corporate locations.
Restaurant Rent Expense

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Rent	564	667	(103)	(15.4)%
Restaurant rent expense for the six months ended June 30, 2023 totaled $0.6 million, or 11.8% as a percentage of restaurant sales, and $0.7 million, or 12.2%, as a percentage of restaurant sales, for the six months ended June 30, 2022. The decrease of $0.1 million is directly attributed to the closure of nonperforming corporate locations. The percentage of total sales decreased by 0.5% as sales decreased overall.
Other Restaurant Operating Expenses

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Other restaurant operating expenses	1,023	1,338	(315)	(23.5)%
Other restaurant operating expenses for the six months ended June 30, 2023 totaled $1.0 million, or 21.4% as a percentage of restaurant sales, and $1.3 million, or 24.6% as a percentage of restaurant sales, for the six months ended June 30, 2022. The $0.3 million decrease is primarily due to a decrease in insurance costs resulting from a consolidation in insurance companies and a decrease in third party processing fees, partially offset by an increase in merchant processing fees. The Other restaurant operating expenses as a percent of total sales decreased by 3.2%.
Depreciation and Amortization Expenses

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	1,074	965	109	11.3%
Depreciation and amortization expenses for the six months ended June 30, 2023 totaled $1.1 million compared to $1.0 million, for the six months ended June 30, 2022. The $0.1 million increase is mainly attributed to the accelerated depreciation of leasehold improvements for leases that were modified resulting in a shorter life.
Franchise Advertising Fund Expenses

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	36	34	2	5.9%
Franchise advertising fund expenses for the six months ended June 30, 2023 totaled $36.0 thousand compared to $34.0 thousand, for the six months ended June 30, 2022. The $2.0 thousand increase or 5.9% is mainly attributed to the increase in Muscle Maker Grill national advertising services to benefit the brand.

Pre-Opening Expenses

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Pre-opening expenses	36	—	36	NM
Pre-opening expenses for the six months ended June 30, 2023 totaled $36.0 thousand. There were no Pre-opening expenses for the six months ended June 30, 2022. The increase in pre-opening expense resulted from expenses incurred prior to the opening of our new Company-owned stores.
Post-Closing Expenses

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Post-closing expenses	113	—	113	NM
Post-closing expenses for the six months ended June 30, 2023 totaled $0.1 million. There were no Post-closing expenses for the six months ended June 30, 2022. The increase in Post-closing expenses resulted from expenses incurred after the closing of underperforming Company-owned stores.
Stock-Based Consulting Expenses

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Stock-based consulting expenses	4,427	—	4,427	NM
Stock-based consulting expenses for the six months ended June 30, 2023, totaled $4.4 million. There were no Stock-based consulting expenses for the six months ended June 30, 2022. The increase in Stock-based consulting expenses is the result of consulting fees due to Aggia for Sadot Agri-Foods operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80% and 40.0% of the Net income generated by the Sadot Agri-Foods business segment for the first quarter of 2023 and the second quarter of 2023, respectively.
Sales, General and Administrative Expenses

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	4,030	2,451	1,579	64.4%
Sales, general and administrative expenses for the six months ended June 30, 2023 totaled $4.0 million, or 1.1% of total revenue, compared to $2.5 million, or 41.9% of total revenue, for the six months ended June 30, 2022. The $1.6 million increase was primarily attributable to an increase in professional and consulting fees and employee salaries and benefits.

Total Other Income, Net

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Total other income / (expense), net	1,097	78	1,019	1306.4%
Total other income / (expense), net for the six months ended June 30, 2023 totaled $1.1 million compared to $0.1 million, for the six months ended June 30, 2022. The $1.0 million increase in Total other income / (expense), net was attributable to an decrease in the Gain on extinguishment of debt of $0.1 million due to the forgiveness of our PPP loans, a increase of $0.9 million in the Change in fair value of accrued compensation, partially offset by a $9.0 thousand decrease in Interest expense and a $0.3 million increase in Other income.
Income Tax

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Income tax	6	14	(8)	(57.1)%
Our Income tax for the six months ended June 30, 2023, was $6.0 thousand which was an increase of $8.0 thousand as compared to Income taxes of $14.0 thousand for the six months ended June 30, 2022 due to an increase in current state taxes.

The following table represents selected items in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2023, by our operating segments:

	Six Months Ended June 30, 2023
	Restaurant division	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	367,925	—	367,925
Company restaurant sales, net of discounts	4,788	—	—	4,788
Franchise royalties and fees	522	—	—	522
Franchise advertising fund contributions	36	—	—	36
Other revenues	13	—	—	13
Total revenues	5,359	367,925	—	373,284
Operating Costs and Expenses:
Commodity operating expenses:
Commodity cost	—	358,295	—	358,295
Labor	—	1,472	—	1,472
Other commodity operating expenses	—	639	—	639
Total commodity operating expenses	—	360,406	—	360,406
Restaurant operating expenses:
Food and beverage costs	1,706	—	—	1,706
Labor	1,836	—	—	1,836
Rent	564	—	—	564
Other restaurant operating expenses	1,023	—	—	1,023
Total restaurant operating expenses	5,129	—	—	5,129
Depreciation and amortization expenses	469	—	605	1,074
Franchise advertising fund expenses	36	—	—	36
Preopening expenses	36	—	—	36
Post-closing expenses	112	—	1	113
Stock-based consulting expenses	—	—	4,427	4,427
Sales, general and administrative expenses	171	587	3,272	4,030
Total costs and expenses	5,953	360,993	8,305	375,251
(Loss) / income from operations	(594)	6,932	(8,305)	(1,967)
Other Income:
Other income	—	—	251	251
Interest income , net	2	(21)	—	(19)
Change in fair value of accrued compensation	—	—	865	865
Total other income, net	2	(21)	1,116	1,097
(Loss) / Income Before Income Tax	(592)	6,911	(7,189)	(870)
Income tax	2	—	4	6
Net (loss) / income	(594)	6,911	(7,193)	(876)

The following table represents selected items in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2022, by our operating segments:

	Six Months Ended June 30, 2022
	Restaurant division	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	5,445	—	—	5,445
Franchise royalties and fees	132	—	239	371
Franchise advertising fund contributions	—	—	34	34
Total revenues	5,577	—	273	5,850
Operating Costs and Expenses:
Restaurant operating expenses:
Food and beverage costs	2,145	—	(2)	2,143
Labor	1,976	—	—	1,976
Rent	667	—	—	667
Other restaurant operating expenses	1,338	—	—	1,338
Total restaurant operating expenses	6,126	—	(2)	6,124
Depreciation and amortization expenses	243	—	722	965
Franchise advertising fund expenses	—	—	34	34
Sales, general and administrative expenses	287	—	2,164	2,451
Total costs and expenses	6,656	—	2,918	9,574
Loss from operations	(1,079)	—	(2,645)	(3,724)
Other Income:
Other income	12	—	(46)	(34)
Interest expense, net	(2)	—	(26)	(28)
Gain on debt extinguishment	140	—	—	140
Total other income, net	150	—	(72)	78
Loss Before Income Tax	(929)	—	(2,717)	(3,646)
Income tax	—	—	14	14
Net loss	(929)	—	(2,731)	(3,660)

Liquidity and Capital Resources
Liquidity
We measure our liquidity in a number of ways, including the following:

	As of
	June 30, 2023	December 31, 2022
	$’000	$’000
Cash	5,090	9,898
Working capital surplus	7,716	4,033
Notes payable	4,412	981
Availability of Additional Funds
Although we have a working capital surplus of $7.7 million, we presently have an accumulated deficit of $80.2 million, as of December 31, 2022, and we utilized $4.2 million of cash in operating activities during the six months ended June 30, 2023. We believe that our existing cash on hand and future cash flows from our franchise operations and commodity trading operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.
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
Sources and Uses of Cash for the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023, we used Net cash of $4.2 million compared to $1.9 million, for the six months ended June 30, 2022, in operations. Our Net cash used for the six months ended June 30, 2023, was primarily attributable to our Net loss of $0.9 million, adjusted for net non-cash income in the aggregate amount of $5.0 million offset by $8.4 million of Net cash provided by changes in the levels of operating assets and liabilities. Our Net cash used for the six months ended June 30, 2022, was primarily attributable to our Net loss of $3.7 million, adjusted for net non-cash income in the aggregate amount of $1.1 million, partially offset by $0.6 million of Net cash used in changes in the levels of operating assets and liabilities.
For the six months ended June 30, 2023, Net cash used in investing activities was $4.0 million, of which $0.2 million was used to purchase Property and equipment, $0.1 million was used on the Disposal of property and equipment and $3.9 million was used for a deposit with the intent to purchase farmland. For the six months ended June 30, 2022, Net cash used in investing activities was $0.3 million, of which $0.3 million was used to purchase Property and equipment.
For the six months ended June 30, 2023, Net cash provided by financing activities was $3.4 million, consisting of repayments of various other notes payable of $0.1 million. For the six months ended June 30, 2022, Net cash used in financing activities was $0.1 million, partially offset by repayments of various other notes payable of $0.1 million.

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
The Company adopted Topic 842 as of January 1, 2022 and recognized a cumulative-effect adjustment to the opening balance of $15.0 thousand as of the adoption date, and recognized an additional $7.8 thousand during the second quarter of 2022, based on updated information on two of our leases, for an aggregate cumulative-effect adjustment to accumulated deficit of $22.8 thousand.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in the ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements and related disclosures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control over Financial Reporting
Our Company has added and will continue to add additional internal control procedures, additional resources and software to increase the internal control aspects of the company as we integrate our Sadot Agri-Foods subsidiary into the overall business. Other than above changes, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 25, 2023, the Company issued 2.7 million shares of common stock to Aggia as consulting fees earned during the first quarter of 2023.
On July 11, 2023, the Company issued of an aggregate of 32.9 thousand shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023.
On October 19, 2022, the Company formed Sadot Agri-Foods. On November 14, 2022, the Company, Sadot Agri-Foods and Aggia entered into the Services Agreement. The closing date of the Services Agreement was November 16, 2022. The parties entered into Addendum 1 to the Services Agreement on November 17, 2022. Further, on July 14, 2023 (the “Addendum Date”), effective April 1, 2023, the parties entered into Addendum 2 to the Services Agreement (“Addendum 2”) pursuant to which the parties amended the compensation that Aggia is entitled.

Pursuant to Addendum 2, on the Addendum Date, the Company issued 8.9 million shares of common stock of the Company (the “Shares”), which such Shares represent 14.4 million Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 5.6 million Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 14.4 million Shares representing 49.9% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Pursuant to Addendum 2, on the Addendum Date, the Company issued 8.9 million shares of common stock of the Company (the “Shares”), which such Shares represent 14.4 million Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 5.6 million Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share. Further, the parties clarified that the Lock Up Agreement previously entered between the Company and Aggia dated November 16, 2022 shall be terminated on May 16, 2024 provided that any Shares that have not vested or been purchased by Aggia may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Following the Share Repurchase Date, in the event that there is net income for any fiscal quarter, then an amount equal to 40% of the net income shall accrue as debt payable by Sadot Agri-Foods to Aggia (the “Debt”), until such Debt has reached a maximum of $71.5 million.
On July 12, 2023, the Company issued a Convertible Promissory Note in the principal amount of $0.6 million in consideration of cash in the amount of $0.5 million. The Convertible Promissory Note was paid off in full on July 31, 2023.
On July 18, 2023, the Company issued a Convertible Promissory Note in the principal amount of $0.2 million in consideration of cash in the amount of $0.2 million. The Convertible Promissory Note was paid off in full on July 31, 2023.
On July 18, 2023, the Company issued a Convertible Promissory Note in the principal amount of $0.2 million in consideration of cash in the amount of $0.2 million. The Convertible Promissory Note was paid off in full on August 2, 2023.
Effective July 27, 2023, the Company changed its name to Sadot Group Inc. The name change was made in accordance with Section 92A.180 of the Nevada Revised Statutes by merging a wholly-owned subsidiary of the Company with and into the Company, with the Company being the surviving corporation in the merger. The Company effectuated the merger by filing Articles of Merger with the Secretary of State of the State of Nevada. In connection with the merger, the Company amended Article I of its Articles of Incorporation to change the Company’s corporate name to Sadot Group Inc. With the exception of the name change, there will be no other changes to the Company’s Articles of Incorporation.

Additionally, as of the opening of trading on July 27, 2023, the ticker symbol of the Company’s common stock on The Nasdaq Capital Market was changed to “SDOT” and the CUSIP number of the Company’s common stock (627333107) remained unchanged.

On July 27, 2023 (the “Closing Date”), the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with Altium Growth Fund Ltd. (the “Exercising Holder”), the holder of outstanding warrants to purchase 2.2 million shares of common stock of the Company issued in November 2021 (collectively, the “Original Warrants”), whereby the Exercising Holder would exercised the Original Warrants in consideration of 2.2 million shares of common stock (the “Altium Shares”). The Company received aggregate gross proceeds before expenses of approximately $2.2 million. In order to induce the Exercising Holder to exercise the Original Warrants, the Company reduced the exercise price on the Original Warrants from $1.385 to $1.00 per share.

In connection with the exercise of the Original Warrants, the Company issued an additional warrant to the Exercising Holder that is exercisable for the number of shares of common stock equal to one hundred percent of the Shares purchased by the Exercising Holder (the “Additional Warrant”). The Additional Warrant is substantially identical to the Original Warrants, except that the exercise price of the Additional Warrant is $2.40. The Company is obligated to file a registration statement covering the shares of common stock underlying the warrants within 30 days and to have the registration statement declared effective within 90 days after filing with the Commission.

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

SADOT GROUP INC. (f/k/a MUSCLE MAKER, INC.)

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: August 9, 2023		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer (Principal Financial Officer)