Form 10-Q
period 2023-09-30
Sadot Group Inc.
filed 2023-11-14
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 14, 2023, was 46,605,232.

Sadot Group, Inc.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2023

	Table of Contents	Page
PART I	FINANCIAL INFORMATION	4
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70
Item 4.	Controls and Procedures	70
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	71
Item 1A.	Risk Factors	71
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	75
Signatures		77

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sadot Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
	$’000	$’000
Assets
Current assets:
Cash	2,422	9,898
Accounts receivable, net of allowance for doubtful accounts of $0.1 million and $23.4 thousand as of September 30, 2023 and December 31, 2022, respectively	61,208	135
Inventory	237	298
Prepaid expenses and other current assets	571	317
Prepaid forward on carbon offsets	6,424	—
Total current assets	70,862	10,648
Right to use assets	1,806	2,433
Property and equipment, net	13,165	1,895
Goodwill	1,798	2,626
Intangible assets, net	2,953	4,611
Deposit on farmland	—	4,914
Security deposits and other assets	84	103
Total assets	90,668	27,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	57,727	1,953
Accrued stock-based compensation expense - related party	—	3,603
Notes payable, net of discount of $0.2 million as of September 30, 2023 - current	3,053	222
Operating lease liability, current	447	560
Deferred revenue, current	97	95
Derivative liability	349	—
Other current liabilities	230	182
Total current liabilities	61,903	6,615
Notes payable, non-current	648	759
Operating lease liability, non-current	1,461	2,019
Deferred revenue, non-current	1,298	1,276
Total liabilities	65,310	10,669
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150 million shares authorized, 39.0 million and 29.3 million shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	107,226	95,913
Accumulated deficit	(85,414)	(79,355)
	21,816	16,561
Non-controlling interest	3,542	—
Total stockholders’ equity	25,358	16,561
Total liabilities and stockholders’ equity	90,668	27,230

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	179,975	—	547,900	—
Company restaurant sales, net of discounts	1,937	2,630	6,725	8,075
Franchise royalties and fees	245	170	767	541
Franchise advertising fund contributions	16	24	52	58
Other revenues	—	—	13	—
Total revenues	182,173	2,824	555,457	8,674
Operating Costs and Expenses:
Cost of goods sold	179,268	2,710	544,803	8,834
Impairment of goodwill	828	—	828	—
Impairment of intangible assets	810	—	810	—
Depreciation and amortization expenses	443	525	1,517	1,490
Franchise advertising fund expenses	16	24	52	58
Pre-opening expenses	335	117	371	117
Post-closing expenses	60	159	173	159
Stock-based expenses	1,075	32	5,667	82
Sales, general and administrative expenses	3,310	1,219	7,175	3,620
Total costs and expenses	186,145	4,786	561,396	14,360
Loss from operations	(3,972)	(1,962)	(5,939)	(5,686)
Other Income / (Expense):
Other income	1	55	252	21
Interest income / (expense), net	(301)	11	(320)	(17)
Change in fair value of accrued compensation	297	—	1,161	—
Warrant modification expense	(958)	—	(958)	—
Loss on fair value remeasurement	(349)	—	(349)	—
Gain on debt extinguishment	—	—	—	140
Total other income / (expense), net	(1,310)	66	(214)	144
Loss Before Income Tax	(5,282)	(1,896)	(6,153)	(5,542)
Income tax	13	2	18	16
Net loss	(5,295)	(1,898)	(6,171)	(5,558)
Other comprehensive loss
Currency translation differences	—	—	—	—
Other comprehensive gain, net of income tax	—	—	—	—
Total comprehensive loss	(5,295)	(1,898)	(6,171)	(5,558)
Net loss attributable to:
Equity holders of the parent	(5,183)	(1,898)	(6,059)	(5,558)
Non-controlling interest	(112)	—	(112)	—
	(5,295)	(1,898)	(6,171)	(5,558)
Net Loss Per Share:
Basic and Diluted	(0.14)	(0.07)	(0.18)	(0.20)
Weighted-Average # of Common Shares Outstanding:
Basic and Diluted	37,421,915	28,762,761	33,443,938	28,412,655

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount
	('000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2021	26,110	3	95,760	(71,370)	—	24,393
Cumulative effect of change in accounting principal	—	—	—	(15)	—	(15)
Cashless exercise of pre-funded warrants	2,410	—	—	—	—	—
Common stock compensation to board of directors	94	—	57	—	—	57
Common stock issued as compensation for services	30	—	16	—	—	16
Net loss	—	—	—	(1,886)	—	(1,886)
Balance at March 31, 2022	28,644	3	95,833	(73,271)	—	22,565
Cumulative effect of change in accounting principal	—	—	—	(8)	—	(8)
Stock-based compensation - options	—	—	4	—	—	4
Reconciliation for shares outstanding per transfer agent	31	—	—	—	—	—
Common stock issued as compensation for services	5	—	2	—	—	2
Common stock issued as compensation for employment	20	—	11	—	—	11
Net loss	—	—	—	(1,774)	—	(1,774)
Balance at June 30, 2022	28,700	3	95,850	(75,053)	—	20,800
Common stock compensation to board of directors	74	—	28	—	—	28
Stock-based compensation - options	—	—	3	—	—	3
Net loss	—	—	—	(1,898)	—	(1,898)
Balance at September 30, 2022	28,774	3	95,881	(76,951)	—	18,933
Balance at December 31, 2022	29,287	3	95,913	(79,355)	—	16,561
Common stock compensation to board of directors	31	—	28	—	—	28
Common stock issued as compensation for services	2,849	—	3,020	—	—	3,020
Stock-based compensation - options	—	—	27	—	—	27
Net loss	—	—	—	(1,066)	—	(1,066)
Balance at March 31, 2023	32,167	3	98,988	(80,421)	—	18,570
Common stock compensation to board of directors	30	—	32	—	—	32
Common stock issued as compensation for services	3,714	1	4,348	—	—	4,349
Stock-based compensation - options	—	—	27	—	—	27
Net income	—	—	—	190	—	190
Balance at June 30, 2023	35,911	4	103,395	(80,231)	—	23,168
Common stock compensation to board of directors	33	—	39	—	—	39
Common stock issued as compensation for services	816	—	654	—	—	654
Cash exercise of warrants and warrant modification	2,153	—	3,111	—	—	3,111
Stock-based compensation - options	—	—	27	—	—	27
Investment in non-controlling interest	—	—	—	—	3,654	3,654
Net loss	—	—	—	(5,183)	(112)	(5,295)
Balance at September 30, 2023	38,913	4	107,226	(85,414)	3,542	25,358

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	$’000	$’000
Cash Flows from Operating Activities
Net loss	(6,171)	(5,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,517	1,490
Stock-based expenses	5,667	121
Gain on extinguishments of debt	—	(140)
Impairment of goodwill	828	—
Impairment of intangible assets	810	—
Change in fair value of compensation	(1,161)	—
Warrant modification expense	958	—
Loss on disposal of assets	301	206
Bad debt expense	82	(61)
Changes in operating assets and liabilities:
Accounts receivable, net	(61,155)	(143)
Inventory	61	(78)
Prepaid expenses and other current assets	(254)	1,332
Prepaid forward on carbon offsets	(6,424)	—
Security deposits and other assets	19	12
Accounts payable and accrued expenses	55,869	(791)
Accrued stock-based compensation expense - related party	—	—
Deferred rent	—	(128)
Operating right of use asset and liability, net	(46)	132
Deferred revenue	23	297
Derivative liability	349	—
Other current liabilities	48	(104)
Total adjustments	(2,508)	2,145
Net cash used in operating activities	(8,679)	(3,413)
Cash Flows from Investing Activities
Deposit on farmland	4,914	—
Investment in non-controlling interest	3,655	—
Purchases of property and equipment	(12,447)	(575)
Disposal of property and equipment	208	—
Collections from loans receivable	—	71
Net cash used in investing activities	(3,670)	(504)
Cash Flows from Financing Activities
Proceeds from notes payable	7,684	—
Proceeds from exercise of warrants	2,153	—
Repayments of notes payable	(4,964)	(177)
Net cash provided by (used in) financing activities	4,873	(177)
Net Decrease in Cash	(7,476)	(4,094)
Cash – beginning of period	9,898	15,767
Cash – end of period	2,422	11,673
See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	346	85

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Business Organization and Nature of Operations
Sadot Group Inc. ("Sadot Group") or ("SGI") f/k/a Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022, SGI began a transformation from a U.S.-centric restaurant business into a global, food-focused organization. Sadot Group is headquartered in Ft. Worth, Texas with subsidiary operations in Miami, Dubai, Singapore, Kyiv and Zambia.
As of September 30, 2023, SGI consisted of three distinct operating units:

1.SADOT AGRI-FOODS: Sadot Agri-Foods Origination and Trading Operations, which is operated through various wholly-owned subsidiaries, is an international agri-commodities company engaged in the trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets across the globe. Sadot Agri-Foods executes agri-commodity trades between producing geographies such as the Americas, Africa, and the Black Sea to consumer markets in Southeast Asia, China, Latin America and the Middle East/North Africa (MENA) region. Sadot Agri-Foods was formed as part of the Company's diversification strategy to own and operate, through its subsidiaries, business lines throughout the food value chain and is our largest operating unit.
2.SADOT FOOD SERVICES: Sadot Food Service Operations, which is operated through various wholly-owned subsidiaries, has three unique concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. Following our strategic pivot to the global food supply chain sector, we are fully engaged in the restructuring of these legacy restaurant operations. By refranchising company-owned units and closing underperforming locations while growing Pokémoto through franchising, the Company is continuing its restructuring efforts with the goal of reducing annualized restaurant operating expenses and overhead while potentially increasing franchise royalty revenue at Pokémoto.
3.SADOT FARMING OPERATIONS: Sadot Farm Operations ("Sadot Zambia" is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC) includes approximately 5,000 acres of farmland in the Mkushi Region of Zambia which was acquired in August of 2023. Farm operations are expected to provide a reliable supply of grains and tree crops (mango and avocado).

Sadot Group Inc., and its subsidiaries are hereinafter referred to as the “Company”.

Recent Corporate Developments
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
Additionally, as of the opening of trading on July 27, 2023, the ticker symbol of the Company’s common stock on The Nasdaq Capital Market will be “SDOT” and the CUSIP number of the Company’s common stock (627333107) remained unchanged. The Company’s name and ticker symbol change do not affect the rights of the Company’s security holders, creditors, customers or suppliers. Following the name change, any stock certificates that reflect the Company’s prior name, if any, continue to be valid.
Liquidity

The Company's primary source of liquidity is cash on hand. As of September 30, 2023, the Company had a cash balance, a working capital surplus and an accumulated deficit of $2.4 million, $9.0 million, and $85.4 million, respectively. During the three and nine months ended September 30, 2023, the Company incurred a Pre-tax net loss of $5.3 million and a Pre-tax net loss of $6.2 million, respectively. The Company had Net cash used in operations of $8.7 million for the nine months ended September 30, 2023. The Company believes that our existing cash on hand, current accounts receivable and future cash flows from our commodity trading, farming and franchise operations, will be sufficient to fund our operations,

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
anticipated capital expenditures and repayment obligations over the next 12 months. In addition, the Company has access to additional liquidity if it is needed through an executed Standby Equity Purchase Agreement ("SEPA") for up to $25 million in capital whereby the Company may submit advance requests to the lender and the lender will provide cash in consideration of shares of common stock subject to certain limitations and conditions set forth in the SEPA.
2.    Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of September 30, 2023, and for the three and nine months ended September 30, 2023, and 2022. The results of operations for the three and nine months ended September 30, 2023, and 2022 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022. The Balance Sheet as of December 31, 2022, has been derived from the Company’s audited Financial Statements.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 or December 31, 2022.
Inventory
Inventory, which are stated at the lower of cost or net realizable value, consist primarily of commodity trade shipments in-transit related to our Agri-foods operations, perishable food items and supplies related to our Food service operation, and raw materials, supplies and harvested crops related to our Farming operations. Cost is determined using the first-in, first-out method.

Purchase of Farmland
On May 16, 2023, the Company through its wholly owned subsidiary, Sadot LLC, entered into a Purchase of Right and Variation Agreement (the “Variation Agreement”) with Zamproagro Limited, a Liberian corporation (“ZPG”) and Cropit Farming Limited, a Zambian corporation (“Cropit”) pursuant to which ZPG assigned all of its rights, liabilities and obligations of the Put and Call Option Agreement Over Land entered between ZPG and Cropit dated December 29, 2022 (the “Put Land Agreement”) to Sadot LLC, which provided ZPG with a one year call option to acquire 70% of 4,942 acres (2000 hectares) of producing agricultural land along with buildings and related assets located within the Mkushi Farm Block of Zambia’s Region II agricultural zone (the “Farm”) for a purchase price of approximately $8.5 million USD.
On May 16, 2023, Sadot LLC and Cropit entered into Joint Venture Shareholders Agreement pursuant to which the parties agreed to form a new entity in Zambia to serve as a joint venture with respect to the farming of the Farm. The joint venture is named Sadot Enterprises Limited (“Sadot Zambia”) with Sadot LLC holding 70% of the equity and Cropit holding 30% of the equity. Sadot Zambia will hold 100% of the Farm. Sadot LLC and Cropit each appointed one director to the Board of Directors of Sadot Zambia. Further, Sadot LLC contributed $3.5 million into escrow for the primary purpose of discharging a loan secured by the Farm held by ABSA Bank.
On May 16, 2023, Sadot LLC, Cropit and Chibesakunda & Co., as escrow agent (the “Escrow Agent”) entered into an Escrow Agreement pursuant to which the Escrow Agent held all documentation required to allot Sadot LLC 70% of Sadot Zambia, documentation required to transfer the Farm to Sadot Zambia and USD $3.5 million contributed by Sadot LLC. Upon closing and completion of the asset acquistion of the farmland and some related property equipment, on August 23, 2023, the Escrow Agent released the required funds to ABSA Bank and released the required documentation with respect to the allocation of Sadot LLC’s interest in Sadot Zambia and the transfer of the Farm.
The asset acquisition consisted of property and equipment of $8.5 million. Cropit contributed land of $3.7 million for its non-controlling interest of the joint venture. The property and equipment that were purchased in the asset acquisition are as follows:

As of
August 23, 2023
$’000
Furniture and Equipment	211
Vehicles	203
Land and land improvements	11,766
12,180

Sadot Group, Inc.
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

Furniture and equipment	3 – 7 years
Leasehold improvements	1 – 8 years
Vehicles	5 - 10 years
Land Improvements	3 -20 years
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
If the instrument is determined not to be a derivative liability, the conversion feature is not required to be accounted for separately as an embedded derivative, in accordance to ASU 2020-06. The Company amortizes debt issuance costs over the term of the Convertible Loan Note as interest expense utilizing the effective interest method on the Company’s Consolidated Statement of Operations and Other Comprehensive Loss.
As of September 30, 2023, the Company deemed there was no embedded derivative and did not need to be bifurcated and recorded as a derivative liability.
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
Commodity Sales
Commodity sale revenue is generated by our Sadot Agri-Foods and Farming operating units and is recognized when the commodity is delivered as evidenced by the bill of lading or physical delivery and the invoice is prepared and submitted to the customer. During the three and nine months ended September 30, 2023, the Company recorded Commodity sales revenues of $180.0 million and $547.9 million, respectively. The Company did not have any Commodity sales revenue during the three and nine months ended September 30, 2022.
Restaurant Sales
Retail store revenue at Company-operated restaurants is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales-related taxes. The Company recorded retail store revenues of $1.9 million and $6.7 million during the three and nine months ended September 30, 2023 and $2.6 million and $8.1 million for the three and nine months ended September 30, 2022, respectively.
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
Franchise Royalties and Fees
Franchise revenues consists of royalties, initial franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
from royalties of $0.2 million and $0.5 million during the three and nine months ended September 30, 2023 and $0.1 million and $0.4 million during the three and nine months ended September 30, 2022, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and initial franchise fees. The Company capitalizes these fees upon collection from the franchisee. These initial fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. If a franchise location closes or a franchise agreement is terminated for any reason, the unrecognized revenue will be recognized in full at that time. The Company recorded revenue from initial franchise fees of $22.8 thousand and $0.2 million during the three and nine months ended September 30, 2023 and $18.7 thousand and $0.1 million for the three and nine months ended September 30, 2022, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $29.7 thousand and $0.1 million during the three and nine months ended September 30, 2023 and $22.3 thousand and $0.1 million for the three and nine months ended September 30, 2022, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Rebates earned on purchases by Company-owned stores are recorded as a reduction of Food and beverage costs during the period in which the related food and beverage purchases are made.
Franchise Advertising Fund Contributions
Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses. When an advertising contribution fund is over-spent at year-end, advertising expenses will be reported on the Unaudited Condensed Consolidated Statement of Operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period-end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $16.0 thousand and $0.1 million, respectively, during the three and nine months ended September 30, 2023 and $24.0 thousand and $0.1 million for the three and nine months ended September 30, 2022, which are included in Franchise advertising fund contributions on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
Other Revenues
Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the Unaudited Condensed Consolidated Balance Sheets The Company had Other revenues of $13.0 thousand for the nine months ended September 30, 2023. There were no Other revenues for the three months ended September 30, 2023. There were no Other revenue for the three and nine months ended September 30, 2022.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and Farming operations and expansion of the global agri-commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot LLC through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 14 – Commitments and contingencies for further details. For the three and nine months ended September 30, 2023, $1.1 million and $5.7 million, respectively, and $32.0 thousand and $0.1 million, respectively, for the three and nine months ended September 30, 2022. are recorded as Stock-based expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
Advertising
Advertising costs are charged to expense as incurred. Advertising costs of $0.8 million and $1.1 million for the three and nine months ended September 30, 2023 and $0.1 million and $5.9 thousand for the three and nine months ended September 30, 2022, respectively, are included in Sales, general and administrative expenses. The 2022 advertising expense for the three month September 30, 2022 is more than the advertising expense for the nine month September 30, 2022 due to a reclassification to Franchise advertising fund expense. For the three and nine months ended September 30, 2023 and 2022, $32.2 thousand, $36.0 thousand, $0.1 million and $0.2 million, respectively, are included in Cost of goods sold in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
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
The following securities are excluded from the calculation of weighted average diluted common shares at September 30, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive:

	September 30,
	2023	2022
	('000	('000
Warrants	17,783	17,874
Options	1,013	388
Restricted stock awards	7,463	—
Convertible debt	4,351	25
Total potentially dilutive shares	30,610	18,287

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and dilutive net loss per share attributable to the Company’s stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands, except for share count and per share data)
Net loss	(5,295)	(1,898)	(6,171)	(5,558)
Weighted-average shares outstanding:
Basic	37,421,915	28,762,761	33,443,938	28,412,655
Effect of potentially dilutive stock options	—	—	—	—
Diluted	37,421,915	28,762,761	33,443,938	28,412,655
Net loss per share:
Basic	(0.14)	(0.07)	(0.18)	(0.20)
Diluted	(0.14)	(0.07)	(0.18)	(0.20)
Major Vendors
The Company engages various vendors to purchase commodities for resale and distribute food products to their Company-owned restaurants. Purchases from the Company’s largest commodity supplier totaled 99% for the three months ended September 30, 2023 and Purchases from the Company’s four largest commodity suppliers totaled 94% of the Company’s purchases for the nine months ended September 30, 2023. Purchases from the Company’s largest food service supplier totaled 39% and 33% for the three and nine months ended September 30, 2022, respectively.
Derivative Instruments
The Company is exposed to market risks primarily related to the volatility in the price of carbon credits. To manage these risks, the Company enters into forward sales contracts to sell carbon offset units from time to time. The Company evaluates its contracts to determine if such contracts qualify as derivatives under FASB Accounting ASC 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are recorded as either assets or liabilities measured at their fair values. As the Company’s existing contracts do not qualify for hedge accounting treatment, any changes in fair value are recorded as Gain / (loss) on fair value remeasurement within “Other income / (expense)” in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss for each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date. The Company does not offset its derivative assets and liabilities within the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of derivative instruments are recorded as an adjustment to operating activities in the condensed consolidated statement of cash flows.

Refer to Fair Value of Financial Instruments below, Note 14 – Commitments and contingencies and Note 17 – Financial instruments for additional information regarding the Company’s derivative instruments.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
See Note 16 – Fair value measurement for a summary of financial liabilities held at carrying amount including the Accrued compensation liability and the Derivative liability. For details related to the fair value of the Accrued compensation liability measured using Level 1 inputs, refer to Note 18 – Equity For details related to the fair value of the Derivative liability measured using Level 2 inputs, refer to Note 14 – Commitments and contingencies and Note 17 – Financial instruments.
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
The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as Sales, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
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
Financial Instruments
Derivatives
Derivatives are initially measured at fair value and than are subsequently remeasured to fair value at the reporting date. Carbon Credits are derivatives that were purchased and sold at a later date at a fixed or determinable price for a specified period. Changes in fair value are recognized in Gain / (loss) on fair value remeasurement in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss, as appropriate.
We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in agricultural commodity prices. We enter into these derivative contracts for periods consistent with the related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments.

We record all open contract positions on our Unaudited Condensed Consolidated Balance Sheets at fair value and typically do not offset these assets and liabilities. There were no open positions at September 30, 2023.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Cash flows from derivative contracts are included in Net cash provided by operating activities.
Currency Translation Differences
Transactions in foreign currencies are translated to the respective functional currencies of Company's at the average foreign exchange rates for income and expenses. Monetary assets and liabilities denominated in foreign currencies at the reporting date are translated to the functional currency at the foreign exchange rate ruling as of the reporting period end date. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates ruling at the dates the fair value was determined. Foreign exchange differences arising on translation are recognized in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss.
The assets and liabilities of foreign operations, including farm operations and fair value adjustments arising on consolidation, are translated to the Company’s reporting currency, United States Dollars, at foreign exchange rates at the reporting date.
Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net income attributable to Non-controlling interests is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Loss
Recent Accounting Pronouncements
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
The Company adopted Topic 842 as of January 1, 2022 and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit of $15.0 thousand as of the adoption date, and recognized an additional $7.8 thousand during the second quarter of 2022, based on updated information on two of our leases, for an aggregate cumulative-effect adjustment to accumulated deficit of $22.8 thousand. See Note 10 – Leases for further details.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and updates the disclosure requirements in ASC 470-20, making them easier to understand for financial statement preparers and improving the decision-usefulness and relevance of the information for financial statement users. The Company early adopted the new guidance from January 1, 2023, noting no material impact.
In April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted the new guidance from January 1, 2023, noting no material impact.
Subsequent Events
The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 20 – Subsequent events.
3.    Loans Receivable
The Company had no loan receivable balance at September 30, 2023 and December 31, 2022. Loans receivable include loans to franchisees totaling, in the aggregate, net of reserves for uncollectible loans. There were no reserves for uncollectible loans at September 30, 2023 and December 31, 2022. Loans receivable were paid in full during the third quarter of 2022 and the corresponding reserve for loan loss was reversed.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
4.    Prepaid Expenses and Other Current Assets
At September 30, 2023 and December 31, 2022, the Company’s prepaid expenses and other current assets consists of the following:

	As of
	September 30, 2023	December 31, 2022
	$’000	$’000
Prepaid expenses	557	89
Other receivables	14	228
Prepaid and Other Current Assets	571	317
Included in prepaid and other current assets is a receivable of $14.0 thousand and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.
5.    Property and Equipment, Net
As of September 30, 2023 and December 31, 2022, Property and equipment consist of the following:

	As of
	September 30, 2023	December 31, 2022
	$’000	$’000
Furniture and equipment	1,056	1,266
Vehicles	270	55
Leasehold improvements	1,030	2,062
Land and land improvements	11,766	—
Construction in process	—	5
Property and equipment, gross	14,122	3,388
Less: accumulated depreciation	(957)	(1,493)
Property and equipment, net	13,165	1,895
Depreciation expense amounted to $0.2 million and $0.7 million for the three and nine months ended September 30, 2023 and $0.2 million and $0.4 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023 the Company wrote off Property and equipment with an original cost value of $1.0 million and $1.4 million, respectively and $0.1 million and $0.5 million for the three and nine months ended September 30, 2022. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of $37.6 thousand and $0.2 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
6.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 2 to 13 years.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2021	Impairment of intangible assets	Amortization expense	Intangible assets, net at September 30, 2022	Intangible assets, net at December 31, 2022	Impairment of intangible assets	Amortization expense	Intangible assets, net at September 30, 2023
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	1,526	—	(380)	1,146	670	(419)	(251)	—
Franchise Agreements Muscle Maker Grill	162	—	(20)	142	136	(116)	(20)	—
Trademark SuperFit	38	—	(7)	31	29	(22)	(7)	—
Domain Name SuperFit	106	—	(19)	87	81	(62)	(19)	—
Customer List SuperFit	118	—	(21)	97	90	(70)	(20)	—
Proprietary Recipes SuperFit	135	—	(24)	111	103	(79)	(24)	—
Non-Compete Agreement SuperFit	193	—	(65)	128	107	(42)	(65)	—
Trademark Pokemoto	153	—	(26)	127	118	—	(26)	92
Franchisee License Pokemoto	2,599	—	(207)	2,392	2,322	—	(207)	2,115
Proprietary Recipes Pokemoto	1,028	—	(120)	908	867	—	(121)	746
Non-Compete Agreement Pokemoto	328	—	(180)	148	88	—	(88)	—
	6,386	—	(1,069)	5,317	4,611	(810)	(848)	2,953
Amortization expense related to intangible assets was $0.3 million and $0.8 million for the three and nine months ended September 30, 2023 and $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively.
The estimated future amortization expense is as follows:

	Nine Months Ended September 30,
	2024	2025	2026	2027	2028	Thereafter	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Pokemoto	9	35	35	13	—	—	92
Franchisee License Pokemoto	70	278	277	277	277	936	2,115
Proprietary Recipes Pokemoto	41	162	161	161	161	60	746
	120	475	473	451	438	996	2,953

On August 4, 2023, the Company announced its intention to strategically pivot towards the global food supply chain sector. The Company plans to reduce restaurant operating expenses by closing underperforming units while refranchising (selling) most of the remaining company-owned units. Due to the structural change of the Company's operations and the closing or marketing for sale of the Company owned stores an impairment testing of the Company’s intangible assets was required as of September 30, 2023. Therefore, an impairment charge of $0.8 million was recorded during the three and nine months ended September 30, 2023.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31 2021	570	1,798	258	2,626
Impairment of goodwill	—	—	—	—
Goodwill, net at September 30, 2022	570	1,798	258	2,626
Goodwill, net at December 31 2022	570	1,798	258	2,626
Impairment of goodwill	(570)	—	(258)	(828)
Goodwill, net at September 30, 2023	—	1,798	—	1,798

On August 4, 2023, the Company announced its intention to strategically pivot towards the global food supply chain sector. The Company plans to reduce restaurant operating expenses by closing underperforming units while refranchising (selling) most of the remaining company-owned units. Due to the structural change of the Company's operations and the closing or marketing for sale of the Company owned stores an impairment testing of the Company’s goodwill was required as of September 30, 2023. During the three and nine months ended September 30, 2023, there was an Impairment of goodwill of $0.8 million.
7.    Accounts Payables and Accrued Expenses
Accounts payables and accrued expenses consist of the following:

	As of
	September 30, 2023	December 31, 2022
	$’000	$’000
Accounts payable	1,246	1,085
Accrued payroll and bonuses	275	551
Accrued expenses	180	87
Accrued professional fees	183	185
Accounts payable commodities	55,799	—
Sales taxes payable (1)	44	45
	57,727	1,953
(1)See Note 14 – Commitments and contingencies for details related to delinquent sales taxes.
8.    Accrued Stock-Based Consulting Expenses Due to Related Party
At September 30, 2023, there were no Accrued stock-based consulting expenses due to related party. At December 31, 2022, Accrued stock-based consulting expenses were $3.6 million. Accrued stock-based consulting expenses were related to consulting fees due to our newly established related party, Aggia, for Sadot Agri-Foods and Farming operations. See Note 19 – Related party transactions for details. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot LLC through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 14 – Commitments and contingencies for further details. For the three and nine months ended September 30, 2023, $0.7 million and $5.1 million are also recorded within Stock-based expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss. The Stock-based consulting expenses that were due to related party were paid in stock in 2023.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9.    Notes Payable
Line of Credit
On September 22, 2023, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $25 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.
Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Yorkville to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Yorkville ( “Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.
The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P. Accordingly, as may otherwise be limited by Yorkville’s 4.99% beneficial ownership limitation, assuming the Company submits an Advance requiring Yorkville to provide $100,000 in funding and assuming an applicable VWAP of $1.10 and, in turn, a purchase price of $1.067 (97% of the VWAP), the Company would be required to issue 93,720 shares of common stock and Yorkville would receive a profit of approximately $0.03201 per share, or approximately $2,999.98, if it sold all of such shares at $1.10 per share.
In connection with the SEPA, and subject to the condition set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 with respect to $3.0 million and the balance of $1.0 million will be disbursed upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the initial closing of the Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $1.11495 or 95% of the lowest daily VWAP during the seven consecutive trading days immediately proceeding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $0.33 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $500,000 plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).
Convertible Notes Payable
On April 6, 2018, the Company issued a $0.5 million convertible promissory note (the “2018 ARH Note”) to it's former parent for services rendered and expense paid on behalf of the Company. The 2018 ARH Note has no stated interest rate or maturity date and is convertible into shares of the Company’s common stock at a conversion price of $3.50 per share at a time to be determined by the lender.

On April 11, 2018, the former parent elected to partially convert the 2018 ARH Note for the principal of $0.4 million into 0.1 million shares of the Company’s common stock.

The Company had an aggregate gross amount of $0.1 million and $0.1 million of convertible notes payable as of September 30, 2023 and December 31, 2022, respectively.
Other Notes Payable
During the three and nine months ended September 30, 2023, the Company repaid a total amount of $0.2 million and $0.1 million, and $0.1 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, of the other notes payable.
As of September 30, 2023, the Company had an aggregate amount of $3.7 million in other notes payable. The notes had interest rates ranging between 3.00% - 8.00% per annum, due on various dates through May 2027.
The maturities of notes payable as of September 30, 2023, are as follows:

Principal Amount
$’000
10/1/23-9/30/24	3,053
10/1/24-9/30/25	88
10/1/25-9/30/26	560
10/1/26-9/30/27	—
Thereafter	—
3,701
10.    Leases
The Company’s leases consist of restaurant locations. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-10 years and most leases included the option to extend the lease for an additional 5 years.
The total lease cost associated with right of use assets and operating lease liabilities for the three and nine months ended September 30, 2023, was $0.2 million and $0.6 million and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and has been recorded in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss as Cost of goods sold.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The assets and liabilities related to the Company’s leases were as follows:

	As of
	September 30, 2023	December 31, 2022
	$’000	$’000
Assets
Right to use asset	1,806	2,433
Liabilities
Operating leases – current	447	560
Operating leases – non-current	1,461	2,019
Total lease liabilities	1,908	2,579
The table below presents the future minimum lease payments under the noncancellable operating leases as of September 30, 2023:

Operating Leases
$’000
Fiscal Year:
2023	162
2024	627
2025	478
2026	343
2027	343
2028	247
Thereafter	367
Total lease payments	2,567
Less imputed interest	(659)
Present value of lease liabilities	1,908
The Company’s lease term and discount rates were as follows:

As of September 30, 2023
Weighted-average remaining lease term (in years)
Operating leases	5.06
Weighted-average discount rate
Operating leases	12.0%

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11.    Deferred Revenue
The Company's deferred revenue consists of the following:

	As of
	September 30, 2023	December 31, 2022
	$’000	$’000
Deferred revenues, net	1,395	1,371
Less: deferred revenue, current	(97)	(95)
Deferred revenues, non-current	1,298	1,276
12.    Other Current Liabilities
Other current liabilities consist of the following:

	As of
	September 30, 2023	December 31, 2022
	$’000	$’000
Gift card liability	12	25
Co-op advertising fund liability	112	79
Marketing development brand liability	70	35
Advertising fund liability	36	43
	230	182
See Note 2 – Significant accounting policies for details related to the gift card liability and advertising fund liability.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
13.    Income Taxes
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of September 30, 2023 and December 31, 2022 are presented below:

	As of
	September 30, 2023	December 31, 2022
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	11,037	10,615
Receivable allowance	26	5
Stock-based compensation	19	15
Intangible assets	704	314
Derivatives	76	—
Right to use asset	409	—
Disallowed interest	104	—
Deferred revenues	261	204
Leases	—	32
Gross deferred tax asset	12,636	11,185
Deferred tax liabilities:
Property and equipment	(145)	(160)
Right to use liability	(387)	—
Gross deferred tax liabilities	(532)	(160)
Net deferred tax assets	12,103	11,025
Valuation allowance	(12,103)	(11,025)
Net deferred tax asset, net of valuation allowance	—	—
The income tax expense for the periods shown consist of the following:

	Nine Months Ended September 30,
	2023	2022
	$’000	$’000
Federal:
Current	—	—
Deferred	—	—
State and local:
Current	18	16
Deferred	—	—
	18	16
Change in valuation allowance	—	—
Income tax expense	18	16

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	As of
	September 30, 2023	December 31, 2022
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	(0.1)%	(0.5)%
Permanent differences	(3.4)%	(0.1)%
PPP loan forgiveness	—%	0.4%
Return to provision adjustments	—%	3.3%
Deferred tax asset true up- State	—%	(14.5)%
Deferred tax asset true up- Federal	—%	(6.8)%
Other	(0.1)%	—%
Change in valuation allowance	(17.7)%	(3.3)%
Effective income tax rate	(0.3)%	(0.5)%
The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Nevada, California, Connecticut, Florida, New Jersey, Texas, Virginia, New York State and New York City. The earliest year that the Company is subject to examination is the year ended December 31, 2015.
The Company has approximately $65.3 million of Federal and State Net operating loss (“NOLs”) available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2035 to 2037 for federal and state purposes.
As of September 30, 2023 and December 31, 2022, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $12.1 million and $11.0 million, respectively. The valuation allowance increased by approximately $1.1 million.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more “5 percent stockholders” increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period or beginning the day after the most recent ownership change, if shorter.
14.    Commitments and Contingencies
Forward Purchase and Sales Contracts
On September 12, 2023, the Company through its wholly owned subsidiary, Sadot LLC, entered into a forward purchase contract titled the Verified Emissions Reduction Purchase Agreement (“VERPA”) for the acquisition of Verified Carbon Units (“VCUs”) generated by a conservation project along the Riau coastline in Indonesia (“conservation project”). Under the VERPA, Sadot will acquire 180,000 VCUs between 2025 and 2027 as issued. Delivery of VCUs to Sadot is expected within 14 days from credit issuance annually, where such delivery will occur no later than December of each respective year. The acquisition price for these VCUs is $35.69 per VCU, or $6.4 million in the aggregate, which was paid on September 23, 2023. The aggregate purchase price paid of $6.4 million was recorded on the balance sheet within the “Prepaid forward on carbon offsets” account.
On September 13, 2023, the Company through its wholly owned subsidiary, Sadot LLC, entered into a separate forward sales agreement pursuant to which the purchaser agreed to acquire 180,000 VCUs between 2025 and 2026 for an acquisition price of $44.62 per VCU, or $8.0 million. The VCUs are expected to be generated as part of the conservation project. The VCUs would be delivered within 14 days from credit issuance annually, where such delivery will occur no later than December of each respective year. Payment for these VCUs would not be required until 2025 at the earliest, within 10 days of VCU issuance. However, Sadot has the right to repurchase any VCUs during the term of this forward

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
contract at the then current market price (based on the prices reported by an independent marketplace). This contract was determined to be a derivative in accordance with ASC 815.
Refer to Note 2 – Significant accounting policies, Note 16 – Fair value measurement and Note 17 – Financial instruments for additional information regarding the Derivative liability.
Consulting Agreements
On November 14, 2022 (the “Effective Date”), the Company, Sadot Agri and Aggia entered into a Services Agreement (the “Services Agreement”) whereby Sadot LLC engaged Aggia to provide certain advisory services to Sadot Agri-Foods and Farming operations for creating, acquiring and managing Sadot LLC’s business of wholesaling food and engaging in the purchase and sale of physical food commodities.
As consideration for Aggia providing the services to Sadot LLC, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot LLC generating net income measured on a quarterly basis at per share price of $1.5625, subject to equitable adjustments for any combinations or splits of the common stock occurring following the Effective Date. Upon Sadot LLC generating net income for any fiscal quarter, the Company shall issue Aggia a number of shares of common stock equal to the net income for such fiscal quarter divided by the per share price (the “Shares”). The Company may only issue authorized, unreserved shares of common stock. The Company will not issue Aggia in excess of 14.4 million shares representing 49.9% of the number of issued and outstanding shares of common stock as of the Effective Date. Further, once Aggia has been issued a number of shares constituting 19.99% of the issued and outstanding shares of common stock of the Company, no additional shares shall be issued to Aggia unless and until this transaction has been approved by the shareholders of the Company. The shareholders approved the Services Agreement on February 28, 2023. In the event that the shares cap has been reached, then the remaining portion of the net income, if any, not issued as shares shall accrue as debt payable by Sadot LLC to Aggia until such debt has reached a maximum of $71.5 million. The Company will prepare the shares earned calculation after the annual audit or quarter review is completed by the auditors. The shares will be issued within 10 days of the final calculation.

On July 14, 2023 (the “Addendum Date”), effective April 1, 2023, the parties entered into Addendum 2 to the Services Agreement (“Addendum 2”) pursuant to which the parties amended the compensation that Aggia is entitled.
Pursuant to Addendum 2, on the Addendum Date, the Company issued 8.9 million shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, which such Shares represent 14.4 million Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 5.6 million Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 14.4 million Shares representing 49.9% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot LLC, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot LLC, calculated quarterly divided by $1.25. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share. Further, the parties clarified that the Lock Up Agreement previously entered between the Company and Aggia dated November 16, 2022 shall be terminated on May 16, 2024 provided that any Shares that have not vested or been purchased by Aggia may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Following the Share Repurchase Date, in the event that there is net income for any fiscal quarter, then an amount equal to 40% of the net income shall accrue as debt payable by Sadot LLC to Aggia (the “Debt”), until such Debt has reached a maximum of $71.5 million.
Additionally, for the three months ended September 30, 2023, the Company reimbursed Aggia for all operating costs related to Sadot LLC operating expenses including labor and operating expenses of $0.8 million and $0.1 million, respectively. For the nine months ended September 30, 2023, the Company reimbursed Aggia for all operating costs related to Sadot LLC including labor, operating and general administrative expenses of $2.3 million, $0.5 million and $0.1 million, respectively.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Franchising
During the three and nine months ended September 30, 2023, the Company entered into various Pokemoto franchise agreements for a total of 4 and 15, respectively, compared to 6 and 25 during the three and nine months ended September 30, 2022, respectively. The Franchisees paid the Company an aggregate of $0.1 million and $0.2 million for the three and nine months ended September 30, 2023 and this has been recorded in deferred revenue as of September 30, 2023.
Master Franchise Agreement
On October 25, 2021, Muscle Maker Development International LLC (“MMDI”), a wholly-owned subsidiary of Sadot Group, entered into a Master Franchise Agreement (the “Master Franchise Agreement”) with Almatrouk Catering Company – OPC (“ACC”) providing ACC with the right to grant franchises for the development of 40 “Muscle Maker Grill” restaurants through December 31, 2030 (the “Term”) in the Kingdom of Saudi Arabia (“KSA”).
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
Taxes
The Company failed in certain instances in paying past state and local sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products during 2017 and 2018. As of the second quarter 2022, all past due tax on sales from 2017 and 2018 has been paid in full. The Company had accrued a sales tax liability for approximately $44.2 thousand and $44.6 thousand as of September 30, 2023, and December 31, 2022, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner. The Company has completed all the payment plans with the various state or local entities for these past owed amounts.
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
On or about March 7, 2019, the Company was listed as a defendant to a lawsuit filed by a contractor in the State of Texas in El Paso County #2019DCV0824. The contractor is claiming a breach of contract and is seeking $33.0 thousand in damages for services claimed to be rendered by the contractor. The Company accrued $30.0 thousand for the liability in accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022.
On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $0.1 million for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of September 30, 2023 and December 31, 2022, the Company has accrued for the liability in accounts payable and accrued expenses.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
On March 21, 2023, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at-will-basis. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $0.3 million. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Further, Ms. Black will be entitled to an additional bonus of $0.1 million upon the Company obtaining approval of the Shareholder Matters and $25.0 thousand upon the Designated Directors representing a majority of the Board of Directors. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Black Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Black Agreement will automatically terminate and the prior employment agreement will again be in full effect.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
15.    Reportable Operating Segments
See Note 1 – Business organization and nature of operations for descriptions of our operating segments.
The following table sets forth the results of operations for the relevant segments for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023
	Sadot food service	Sadot agri-foods	Sadot farm operations	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	179,464	511	—	179,975
Company restaurant sales, net of discounts	1,937	—	—	—	1,937
Franchise royalties and fees	245	—	—	—	245
Franchise advertising fund contributions	16	—	—	—	16
Other revenues	—	—	—	—	—
Total revenues	2,198	179,464	511	—	182,173
Operating Costs and Expenses:
Cost of goods sold	2,167	176,617	484	—	179,268
Impairment of goodwill	828	—	—	—	828
Impairment of intangible assets	810	—	—	—	810
Depreciation and amortization expenses	382	—	61	—	443
Franchise advertising fund expenses	16	—	—	—	16
Pre-opening expenses	—	—	335	—	335
Post-closing expenses	60	—	—	—	60
Stock-based expenses	—	—	—	1,075	1,075
Sales, general and administrative expenses	278	549	4	2,479	3,310
Total costs and expenses	4,541	177,166	884	3,554	186,145
(Loss) / income from operations	(2,343)	2,298	(373)	(3,554)	(3,972)
Other Income / (Expense):
Other income	1	—	—	—	1
Interest expense, net	(2)	(5)	—	(294)	(301)
Change in fair value of accrued compensation	—	—	—	297	297
Warrant modification expense	—	—	—	(958)	(958)
Loss on fair value remeasurement	—	(349)	—	—	(349)
Total other income / (expense), net	(1)	(354)	—	(955)	(1,310)
(Loss) / Income Before Income Tax	(2,344)	1,944	(373)	(4,509)	(5,282)
Income tax	—	—	—	13	13
Net (loss) / income	(2,344)	1,944	(373)	(4,522)	(5,295)
Total assets	8,798	67,898	12,268	1,704	90,668

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2023
	Sadot food service	Sadot agri-foods	Sadot farm operations	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	547,389	511	—	547,900
Company restaurant sales, net of discounts	6,725	—	—	—	6,725
Franchise royalties and fees	767	—	—	—	767
Franchise advertising fund contributions	52	—	—	—	52
Other revenues	13	—	—	—	13
Total revenues	7,557	547,389	511	—	555,457
Operating Costs and Expenses:
Cost of goods sold	7,295	537,023	485	—	544,803
Impairment of goodwill	828	—	—	—	828
Impairment of intangible assets	810	—	—	—	810
Depreciation and amortization expenses	1,456	—	61	—	1,517
Franchise advertising fund expenses	52	—	—	—	52
Pre-opening expenses	36	—	335	—	371
Post-closing expenses	172	—	—	1	173
Stock-based expenses	—	—	—	5,667	5,667
Sales, general and administrative expenses	449	1,136	4	5,586	7,175
Total costs and expenses	11,098	538,159	885	11,254	561,396
(Loss) / income from operations	(3,541)	9,230	(374)	(11,254)	(5,939)
Other Income / (Expense):
Other income	1	—	—	251	252
Interest income / (expense), net	—	(27)	—	(293)	(320)
Change in fair value of accrued compensation	—	—	—	1,161	1,161
Warrant modification expense	—	—	—	(958)	(958)
Loss on fair value remeasurement	—	(349)	—	—	(349)
Total other income, net	1	(376)	—	161	(214)
(Loss) / Income Before Income Tax	(3,540)	8,854	(374)	(11,093)	(6,153)
Income tax	2	—	—	16	18
Net (loss) / income	(3,542)	8,854	(374)	(11,109)	(6,171)
Total assets	8,798	67,898	12,268	1,704	90,668

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the results of operations for the relevant segments for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022
	Sadot food service	Sadot agri-foods	Sadot farm operations	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	2,630	—	—	—	2,630
Franchise royalties and fees	170	—	—	—	170
Franchise advertising fund contributions	24	—	—	—	24
Total revenues	2,824	—	—	—	2,824
Operating Costs and Expenses:
Cost of goods sold	2,710	—	—	—	2,710
Depreciation and amortization expenses	525	—	—	—	525
Franchise advertising fund expenses	24	—	—	—	24
Preopening expenses	117	—	—	—	117
Post-closing expenses	159	—	—	—	159
Stock-based expenses	—	—	—	32	32
Sales, general and administrative expenses	76	—	—	1,143	1,219
Total costs and expenses	3,611	—	—	1,175	4,786
Loss from operations	(787)	—	—	(1,175)	(1,962)
Other Income / (Expense):
Other income	43	—	—	12	55
Interest income / (expense), net	12	—	—	(1)	11
Total other income, net	55	—	—	11	66
Loss Before Income Tax	(732)	—	—	(1,164)	(1,896)
Income tax	—	—	—	2	2
Net loss	(732)	—	—	(1,166)	(1,898)
Total assets	21,735	—	—	3,649	25,384

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2022
	Sadot food service	Sadot agri-foods	Sadot farm operations	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	8,075	—	—	—	8,075
Franchise royalties and fees	541	—	—	—	541
Franchise advertising fund contributions	58	—	—	—	58
Total revenues	8,674	—	—	—	8,674
Operating Costs and Expenses:
Cost of goods sold	8,834	—	—	—	8,834
Depreciation and amortization expenses	1,490	—	—	—	1,490
Franchise advertising fund expenses	58	—	—	—	58
Preopening expenses	117	—	—	—	117
Post-closing expenses	159	—	—	—	159
Stock-based expenses	—	—	—	82	82
Sales, general and administrative expenses	362	—	—	3,258	3,620
Total costs and expenses	11,020	—	—	3,340	14,360
Loss from operations	(2,346)	—	—	(3,340)	(5,686)
Other Income / (Expense):
Other income / (expense)	55	—	—	(34)	21
Interest income / (expense), net	10	—	—	(27)	(17)
Gain on debt extinguishment	140	—	—	—	140
Total other income / (expense), net	205	—	—	(61)	144
Loss Before Income Tax	(2,141)	—	—	(3,401)	(5,542)
Income tax	—	—	—	16	16
Net loss	(2,141)	—	—	(3,417)	(5,558)
Total assets	21,735	—	—	3,649	25,384
With the creation of our Sadot LLC subsidiary in late 2022, we began to transform from a U.S.-centric restaurant business into a global, food-focused organization with three distinct segments. As a result, we have reevaluated and changed our operating segments late in 2023 to align with our three distinct segments. Previously we split out Muscle Maker Grill, Pokemoto, and SuperFit Foods as their own restaurant operating segments. Since Sadot Agri-Foods' operations is primarily in commodities trading and is such a large portion of the Company’s business, the Company segregated it into its own segment. With the successful purchase of farmland, the Company broke all Sadot Farming operations into its own segment and combined all restaurant operations into a segment under Sadot food services.
The Company will continue to evaluate its operating segments and update as necessary.
16.    Fair Value Measurement
The following tables presents information about the Company's assets and liabilities that are measure at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:	$’000	$’000	$’000	$’000
Derivative liability	—	349	—	349
	—	349	—	349

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:	$’000	$’000	$’000	$’000
Accrued compensation liability	3,602	—	—	3,602
	3,602	—	—	3,602
There were no transfers between fair value levels during the three and nine months ended September 30, 2023.
See Note 18 – Equity for details related to accrued compensation liability being fair valued using Level 1 inputs.
See Note 14 – Commitments and contingencies and Note 17 – Financial instruments for details related to the Derivative liability being fair valued using Level 2 inputs.
Derivative Liability
The Derivative liability relates to the forward sale contract executed in September 2023. Refer to Note 14 – Commitments and contingencies, for a more detailed discussion of the transaction. The fair value of the derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy. The estimated fair value of the derivative liability is based on observable prices for similar assets sourced by an independent marketplace. During the three and nine months ended September 30, 2023, the fair value increased by $0.4 million.

17.    Financial Instruments
Concentration of Credit Risk
Commodity Price Risk
The Company uses a combination of purchase orders and various short-term supply arrangements in connection with the purchase of corn, soybean and soybean products including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean and corn. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated.
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The change in fair value on undesignated instruments is recorded in Other income / (expense). There were no current contracts at September 30, 2023. We net settle amounts due, if any, under the contract with our counterparty.
Additionally, the Company is exposed to market risks primarily related to the volatility in the price of carbon credits. To manage these risks, the Company enters into forward sales contracts to sell carbon offset units from time to time. The Company evaluates its contracts to determine if such contracts qualify as derivatives under ASC 815. As the Company’s existing carbon offset contracts do not qualify for hedge accounting treatment, any changes in fair value are recorded as Gain (loss) on fair value remeasurement within Other income / (expense).

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company recorded a Derivative liability related to the forward sale agreement entered into on September 13, 2023. Refer to Note 14 – Commitments and contingencies for additional details on this agreement. The fair value of the Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable, which represent Level 2 measurements within the fair value hierarchy. The estimated fair value of the Derivative liability was determined based on observable prices for comparable assets sourced from an independent marketplace. During the three and nine months ended September 30, 2023, the fair value of the Derivative liability increased by $0.4 million.
See Note 2 – Significant accounting policies, Note 14 – Commitments and contingencies and Note 16 – Fair value measurement for further details regarding the Derivative liability.
18.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1.5 million shares of common stock for issuance. As of September 30, 2023, 0.7 million shares have been issued and 0.8 million options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 2.5 million shares of common stock for issuance. As of September 30, 2023, 0.3 million shares have been issued and 0.1 million option to purchase shares have been awarded under the 2023 Plan.
Common Stock Issuances
On January 6, 2022, the Company authorized the issuance of an aggregate of 39.6 thousand shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2022. The Company accrued for the liability as of September 30, 2022.
On January 18, 2022, the Company issued an aggregate of 30.0 thousand shares of common stock of the Company to a consultant that assisted with the acquisition of SuperFit Foods and Pokemoto, with an aggregate fair value amount of $15.6 thousand. The Company accrued for the liability as of September 30, 2022.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
On June 30, 2023, the Company vested 0.9 million shares of common stock to Aggia as consulting fees earned during the second quarter of 2023.
On July 11, 2023, the Company authorized the issuance of an aggregate of 32.9 thousand shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2023.
On July 14, 2023, The Company issued 8.9 million Restricted Share Awards, with an effective issuance date of April 1, 2023.
On August 15, 2023, the Company authorized the issuance of 0.1 million shares of common stock to a consultant for services rendered.
On September 25, 2023, the Company authorized the issuance of 0.2 million shares of common stock in fees to a consultant for services rendered related to the SEPA.
On September 30, 2023, the Company vested 0.5 million shares of common stock to Aggia as consulting fees earned during the third quarter of 2023.
Change in fair value of accrued compensation on the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. For the three and nine months ended September 30, 2023, Change in fair value of accrued compensation was $0.3 million and $1.2 million, respectively.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Restricted Share Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. These RSA are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
progressive schedule, at a rate equal to the Net Income of Sadot LLC, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot LLC, calculated quarterly divided by $1.25. Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly.
At September 30, 2023, there was 7.5 million restricted stock awards outstanding. A summary of the activity related to the restricted stock awards, is presented below:

	Total RSA's	Weighted-average grant date fair value
		$
Outstanding at December 31, 2022	—	—
Granted	8,855,452	1.25
Forfeited	—	—
Vested	(1,392,721)	1.25
Outstanding at September 30, 2023	7,462,731	1.25
See Note 14 – Commitments and contingencies for further details on Restricted Share Awards.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2021	5.00	100,000	1.91	—
Granted	0.41	312,500	5.21	12
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, September 30, 2022	1.52	412,500	4.29	—
Expected to vest, September 30, 2022	0.41	296,875	5.21	—
Exercisable and vested, September 30, 2022	4.38	115,625	1.93	—
Outstanding, December 31, 2022	1.52	412,500	3.53	156
Granted	1.51	600,000	5.67	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, September 30, 2023	1.51	1,012,500	4.49	90
Expected to vest, September 30, 2023	1.18	731,233	5.05	64
Exercisable and vested, September 30, 2023	2.39	281,267	3.04	26
The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

Nine Months Ended September 30, 2023
Risk free interest rate	3.54-4.93%
Expected term (years)	5.63
Expected volatility	53.99-69.02%
Expected dividends	—
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
In connection with the exercise of the Original Warrants, we issued an additional warrant to Altium that is exercisable to acquire 2.2 million shares of common stock (the “Additional Warrant”) exercisable at a per share price of $2.40.
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
A summary of warrants activity during the nine months ended September 30, 2023 and 2022 is presented below:

	Weighted-average exercise price	Number of warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2021	1.66	20,284,016	3.99	—
Granted	—	—	N/A	—
Exercised	0.01	(2,410,110)	N/A	—
Forfeited	—	—	N/A	—
Outstanding, September 30, 2022	1.89	17,873,906	3.77	—
Exercisable, September 30, 2022	1.89	17,873,906	3.77	—
Outstanding, December 31, 2022	1.93	18,033,640	3.51	—
Granted	2.40	2,153,309	3.14	—
Exercised	1.00	(2,153,309)	3.15	215
Forfeited	—	—	N/A	—
Outstanding, September 30, 2023	2.02	18,033,640	2.80	—
Exercisable, September 30, 2023	2.02	18,033,640	2.80	—
Stock-Based Expenses
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $1.1 million and $5.7 million, respectively for the three and nine months ended September 30, 2023, of which $20.3 thousand and $0.1 million were executive compensation, $0.1 million and $0.1 million were given to the board of directors, $0.3 million and $0.4 million were given to consultants for services rendered and $0.7 million and $5.1 million were stock-based consulting expenses paid to related party. For the three and nine months ended September 30, 2022, Stock-based expenses were $32.0 thousand and $0.1 million, respectively, of which $3.2 thousand and $17.7 thousand were executive compensation and $28.5 thousand and $28.5 thousand were given to the board of directors and $0.0 thousand and $36.0 thousand were given to consultants for services rendered.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
19.    Related Party Transactions
The Company held a Special Meeting on February 28, 2023. Of the 29.3 million shares of Common Stock outstanding on January 19, 2023, the record date, 17.2 million shares were represented at the Special Meeting, in person or by proxy, constituting a quorum. At the meeting, the shareholders approved (i) the Services Agreement whereby Sadot LLC engaged Aggia, to provide certain advisory services to Sadot LLC for managing Sadot LLC’s business of wholesaling food and engaging in the purchase and sale of physical food commodities (the “Sadot Agri-Foods Transaction”); (ii) an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 50.0 million to 150.0 million; (iii) for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the Shares pursuant to the Services Agreement entered between the Company, Sadot LLC and Aggia representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules; (iv) for purposes of complying with NASDAQ Listing Rule 5635(c), the issuance of up to 14.4 million Shares of Common Stock to Aggia pursuant to the Services Agreement and net income generated thresholds; (v) the right of Aggia to nominate up to eight directors to the Board of Directors subject to achieving net income thresholds as set forth in the Services Agreement; and (vi) the adoption of the 2023 Equity Incentive Plan.
In April 2023, the Company recognized a related party relationship between newly appointed directors of the Company and Aggia. As of September 30, 2023, Aggia owned 26.9% of the Company's common stock.

During the three and nine months ended September 30, 2023, the Company recorded Stock-based expenses of $0.7 million and $5.1 million to its related party, Aggia for consulting services rendered.

Additionally, for the three and nine months ended September 30, 2023, the Company reimbursed Aggia for certain operating costs related to Sadot Agri-Foods of $1.0 million and $2.8 million, respectively.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
20.    Subsequent Events
Common Stock Issuance
On October 2, 2023, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2023.
On October 23, 2023, the Company authorized the issuance of 0.1 million shares of common stock to consultants for services rendered.
On November 6, 2023, the Company authorized the issuance of 0.1 million shares of common stock in connection with the conversion of note payables.
Promissory Notes
On October 30, 2023, the Company received cash advance of $1.0 million on the Yorkville Convertible Promissory Note.
On November 3, 2023, the Company issued a Promissory Note in the principal amount of $3.0 million in consideration of cash in the amount of $3.0 million. The Promissory Note is due on February 6, 2024.
Nasdaq Notice

On November 7, 2023, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).

Nasdaq’s notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market.

The notice indicates that the Company will have 180 calendar days, until May 6, 2024, to regain compliance with this requirement. The Company can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of its common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. If the Company does not regain compliance during the initial compliance period, it may be eligible for additional time of 180 calendar days to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to the Company that the Company’s common stock will be subject to delisting. In the event of such notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing.

The Company intends to actively monitor the minimum bid price of its common stock and may, as appropriate, consider available options to regain compliance with the Rule. There can be no assurance that the Company will be able to regain compliance with the Rule or will otherwise be in compliance with other Nasdaq listing criteria.
Company Update
The Company passed a unanimous board resolution on September 21, 2023, naming Benjamin Petel the Company Secretary effective October 1, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of November 14, 2023, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. (f/k/a Muscle Maker, Inc.), for the three and nine months ended September 30, 2023 together with the audited financial statements of the Company for the year ended December 31, 2022 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2022 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2023. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” "Sadot", “Muscle Maker,” “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group, Inc., together with its consolidated subsidiaries.

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

Forward-Looking Statements

This Report contains forward-looking statements as defined in the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. These forward-looking statements are not guarantees of future performance, conditions, or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of Sadot Group Inc's management’s control. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and similar expressions (or the negative versions of such words or expressions), are intended to identify forward-looking statements. These forward-looking statements include, without limitation, information concerning Sadot’s possible or assumed future results of operations, business strategies, debt levels, competitive position, industry environment and possible growth opportunities. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 2 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
OVERVIEW
Sadot Group Inc. (f/k/a Muscle Maker, Inc.) ("SGI") is our parent company and is headquartered in Ft. Worth, Texas. In late 2022, SGI began a transformation from a U.S.-centric restaurant business into a global, food-focused organization with three distinct business units. Effective July 27, 2023, SGI changed its name to Sadot Group Inc.
1.Sadot Agri-Foods is an international agri-commodities company engaged in the trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets across the globe. Sadot Agri-Foods executes agri-commodity trades between producing geographies such as the Americas, Africa, and the Black Sea to consumer markets in Southeast Asia, China, Latin America and the Middle East/North Africa (MENA) region. Sadot Agri-Foods was formed as part of our diversification strategy to own and operate, through its subsidiaries, business lines throughout the food value chain and is our largest operating unit.
2.Sadot Food Service Operations has three unique concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. Following our strategic pivot to the global food supply chain sector, we are fully engaged in the restructuring of these legacy restaurant operations. By refranchising company-owned units and closing underperforming locations while growing Pokémoto through franchising, we will continue our restructuring efforts with the goal of reducing annualized restaurant operating expenses and overhead while potentially increasing franchise royalty revenue at Pokémoto.

3.Sadot Farm Operations includes approximately 5,000 acres of farmland in the Mkushi Region of Zambia which was acquired in August of 2023. Farm operations are expected to provide a reliable supply of grains and tree crops (mango and avocado).
As of September 30, 2023, we had a cash balance, a working capital surplus and an accumulated deficit of $2.4 million, $9.0 million and $85.4 million, respectively. During the three and nine months ended September 30, 2023, we incurred a Pre-tax net income / loss of $5.3 million and $6.2 million, respectively. Net cash used in operations of $8.7 million for the nine months ended September 30, 2023. We believe that our existing cash on hand, current accounts receivable and future cash flows from our commodity trading, farming and franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months. In addition, we have access to additional liquidity if it is needed through an executed Standby Equity Purchase Agreement ("SEPA") for up to $25 million in capital whereby we may submit advance requests to the lender whereby the lender will provide cash in consideration of shares of common stock subject to certain limitations and conditions set forth in the SEPA.
Key Financial Definitions
We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	179,975	—	547,900	—
Company restaurant sales, net of discounts	1,937	2,630	6,725	8,075
Franchise royalties and fees	245	170	767	541
Franchise advertising fund contributions	16	24	52	58
Other revenues	—	—	13	—
Total revenues	182,173	2,824	555,457	8,674
Operating Costs and Expenses:
Cost of goods sold	179,268	2,710	544,803	8,834
Impairment of goodwill	828	—	828	—
Impairment of intangible assets	810	—	810	—
Depreciation and amortization expenses	443	525	1,517	1,490
Franchise advertising fund expenses	16	24	52	58
Preopening expenses	335	117	371	117
Post-closing expenses	60	159	173	159
Stock-based expenses	1,075	32	5,667	82
Sales, general and administrative expenses	3,310	1,219	7,175	3,620
Loss from operations	(3,972)	(1,962)	(5,939)	(5,686)
EBITDA	(4,564)	(1,386)	(4,352)	(4,067)
Adjusted EBITDA	(842)	(1,409)	2,847	(4,146)

The breakout of our main revenue streams by business segment is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sadot food service	1.2%	100.0%	1.4%	100.0%
Sadot agri-foods	98.5%	—	98.5%	—
Sadot farming operations	0.3%	—	0.1%	—

Our key business and financial metrics are explained in detail below.
Revenues
Our revenues are derived from two primary sources: Commodity sales revenue and revenue generated from Sadot Food service operations. Commodity sales revenue is generated by our Sadot Agri-Foods and Farming operating units and is recognized with the commodity is delivered and invoiced. Sadot Food service revenue consist of sales from Company restaurant sales, Franchise revenues, vendor rebates from Franchisees and other revenues generated by gift card breakage.
Operating Costs and Expenses
Cost of Goods Sold
Cost of goods sold includes commodity costs, labor, other commodity operating expenses, food and beverage costs, restaurant labor, rent and other operating expenses.
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
Franchise Advertising Expenses
Franchise advertising expenses are recognized sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee incurs the corresponding advertising expense. We record the related advertising expenses as incurred under Sales, general and administrative expenses.
Pre-Opening Expenses
Pre-opening expenses primarily consist of expenses associated with opening a Company-operated location and expenses related to Company-operated locations prior to the location opening.
Post-Closing Expenses
Post-closing expenses primarily consist of expenses associated with closing or selling a Company-operated location and expenses related to Company-operated locations after the location has closed.
Stock-Based Expenses
Stock-based expenses consist of expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. Stock-based expenses are related to consulting fees due to Aggia for Sadot Agri-Foods and Farming operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot LLC. For the three and nine months ended September 30, 2023, $1.1 million and $5.7 million respectively, are recorded as Stock-based expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss and a corresponding liability is recorded as Accrued stock-based consulting expense in the accompanying Unaudited Condensed Consolidated Balance Sheets. This expense was paid in stock.

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
Warrant Modification Expense
Warrant modification expense consists of the expense incurred and the issuance of new warrants.
Gain / (loss) on Fair Value Remeasurement
Gain / (loss) on fair value remeasurement consists of the fair value remeasurement recorded on a recurring basis on the forward sales contract which was deemed to be a derivative within the scope of ASC 815.
Net Income Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests was $0.1 million and $0.1 million for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023 the Company created a joint-venture in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest.
Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP measures. We define EBITDA as Net loss, adjusted for depreciation, amortization, interest income / (expense), and income taxes. We define Adjusted EBITDA as Net loss, adjusted for depreciation, amortization, net interest (income) expense, income taxes, impairment expenses, stock-based expenses, derived from amounts presented in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss and the associated Notes to the Unaudited Condensed Consolidated Financial Statements. We believe that EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, (collectively, the “Non-GAAP Measures”) are useful metrics for investors to understand and evaluate our operating results and ongoing profitability because they permit investors to evaluate our recurring profitability from our ongoing operating activities.

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

Reconciliations of EBITDA, Adjusted EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin and Adjusted EBITDA Margin for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	$’000	$’000	$’000	$’000
Net income / (loss)	(5,295)	(1,898)	(6,171)	(5,558)
Adjustments to EBITDA:
Depreciation and amortization expenses	443	525	1,517	1,490
Interest (income) / expense, net	301	(11)	320	17
Income tax	(13)	(2)	(18)	(16)
EBITDA	(4,564)	(1,386)	(4,352)	(4,067)
Adjustments to Adjusted EBITDA:
Impairment of goodwill	828	—	828	—
Impairment of intangible assets	810	—	810	—
Other income	(1)	(55)	(252)	(21)
Change in fair value of accrued compensation	(297)	—	(1,161)	—
Gain on debt extinguishment	—	—	—	(140)
Warrant modification expense	958	—	958	—
Loss on fair value remeasurement	349	—	349	—
Stock-based expenses	1,075	32	5,667	82
Adjusted EBITDA	(842)	(1,409)	2,847	(4,146)
Total revenue	182,173	2,824	555,457	8,674

Net income / (loss) Margin	(2.9)%	(67.2)%	(1.1)%	(64.1)%
Adjusted EBITDA Margin	(0.5)%	(49.9)%	0.5%	(47.8)%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	179,975	—	179,975	NM
Company restaurant sales, net of discounts	1,937	2,630	(693)	(26.3)%
Franchise royalties and fees	245	170	75	44.1%
Franchise advertising fund contributions	16	24	(8)	(33.3)%
Total revenues	182,173	2,824	179,349	6350.9%
Operating Costs and Expenses:
Cost of goods sold	179,268	2,710	176,558	6515.1%
Impairment of goodwill	828	—	828	NM
Impairment of intangible assets	810	—	810	NM
Depreciation and amortization expenses	443	525	(82)	(15.6)%
Franchise advertising fund expenses	16	24	(8)	(33.3)%
Pre-opening expenses	335	117	218	186.3%
Post-closing expenses	60	159	(99)	(62.3)%
Stock-based expenses	1,075	32	1,043	3259.4%
Sales, general and administrative expenses	3,310	1,219	2,091	171.5%
Total costs and expenses	186,145	4,786	181,359	3789.4%
Loss from operations	(3,972)	(1,962)	(2,010)	102.4%
Other Income / (Expense):
Other income	1	55	(54)	(98.2)%
Interest income / (expense), net	(301)	11	(312)	(2836.4)%
Change in fair value of accrued compensation	297	—	297	NM
Warrant modification expense	(958)	—	(958)	NM
Loss on fair value remeasurement	(349)	—	(349)	NM
Total other income / (expense), net	(1,310)	66	(1,376)	(2084.8)%
Loss Before Income Tax	(5,282)	(1,896)	(3,386)	178.6%
Income tax	13	2	11	550.0%
Net loss	(5,295)	(1,898)	(3,397)	179.0%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Three Months Ended September 30,
	2023	2022
Revenues:
Commodity sales	98.8%	—
Company restaurant sales, net of discounts	1.1%	93.1%
Franchise royalties and fees	0.1%	6.1%
Franchise advertising fund contributions	—	0.8%
Other revenues	—	—
Total revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of goods sold	98.4%	96.0%
Impairment of goodwill	0.5%	—
Impairment of intangible assets	0.4%	—
Depreciation and amortization expenses	0.2%	18.6%
Franchise advertising fund expenses	—	0.8%
Pre-opening expenses	0.2%	4.1%
Post-closing expenses	—	5.6%
Stock-based expenses	0.6%	1.1%
Sales, general and administrative expenses	1.8%	43.2%
Total costs and expenses	102.2%	169.5%
Loss from operations	(2.2)%	(69.5)%
Other Income / (Expense):
Other income	—	1.9%
Interest income / (expense), net	(0.2)%	0.4%
Change in fair value of accrued compensation	0.2%	—
Warrant modification expense	(0.5)%	—
Loss on fair value remeasurement	(0.2)%	—
Gain on debt extinguishment	—	—
Total other income / (expense), net	(0.7)%	2.3%
Loss Before Income Tax	(2.9)%	(67.1)%
Income tax	—	0.1%
Net loss	(2.9)%	(67.2)%

Revenues

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	179,975	—	179,975	NM
Company restaurant sales, net of discounts	1,937	2,630	(693)	(26.3)%
Franchise royalties and fees	245	170	75	44.1%
Franchise advertising fund contributions	16	24	(8)	(33.3)%
Total revenues	182,173	2,824	179,349	6350.9%

NM= not meaningful
Our revenues totaled $182.2 million for the three months ended September 30, 2023, compared to $2.8 million for the three months ended September 30, 2022. The $179.3 million increase is primarily attributed to an increase in Commodity sales as a direct result of the formation of Sadot Agri-Foods and its added revenue.
We generated Commodity sales of $180.0 million for the three months ended September 30, 2023. We did not have any Commodity sales for the three months ended September 30, 2022. This represented an increase of $180.0 million, which is attributable to Sadot Agri-Foods sales generated from physical food related commodities.
We generated Company restaurant sales, net of discounts, of $1.9 million for the three months ended September 30, 2023, compared to $2.6 million for the three months ended September 30, 2022. This represented an decrease of $0.7 million, or 26.3%, which is mainly attributable to the closures of certain unprofitable Muscle Maker Grill locations and the conversion of certain corporate owned Pokemoto locations to franchise locations.
Franchise royalties and fees for the three months ended September 30, 2023 totaled $0.2 million compared to $0.2 million for the three months ended September 30, 2022. This represents an increase of $0.1 million, or 44.1%. In 2023, the franchise fees were higher, primarily due to the sales and opening of new Pokemoto franchises.
Franchise advertising fund contributions for the three months ended September 30, 2023 totaled $16.0 thousand compared to $24.0 thousand for the three months ended September 30, 2022. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $8.0 thousand or 33.3%, is a direct result of the decrease in Muscle Maker Grill national advertising services.
Operating Costs and Expenses
Operating costs and expenses primarily consist of Cost of goods sold, Impairment of goodwill, Impairment of intangible assets, Depreciation and amortization expenses, Franchise advertising fund expenses, Pre-opening expenses, Post-closing expenses, Stock-based expenses and Sales, general and administrative expenses.

Cost of Good Sold

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Cost of goods sold	179,268	2,710	176,558	6515.1%
Cost of goods sold for the three months ended September 30, 2023, totaled $179.3 million or 98.4% as a percentage of revenue. The Cost of goods sold for the three months ended September 30, 2022 was $2.7 million. The $176.6 million change was primarily due to adding Sadot Agri-Foods and entering into the new vertical.
Impairment of Goodwill

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Impairment of goodwill	828	—	828	NM
We had an Impairment of goodwill for the three months ended September 30, 2023 of $0.8 million. There was no Impairment of goodwill for the three months ended September 30, 2022. The increase in Impairment of goodwill was due to the structural change of the company's operations and the closing or marketing for sale our company owned restaurant stores.
Impairment of Intangible Assets

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Impairment of intangible assets	810	—	810	NM
We had an Impairment of intangible assets for the three months ended September 30, 2023 of $0.8 million. There was no Impairment of goodwill for the three months ended September 30, 2022. The increase in Impairment of intangible assets was due to the structural change of the company's operations and the closing or marketing for sale our company owned restaurant stores.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	443	525	(82)	(15.6)%
Depreciation and amortization expenses for the three months ended September 30, 2023 totaled $0.4 million compared to $0.5 million, for the three months ended September 30, 2022. The $0.1 million decrease is mainly attributed to the closing of nonperforming locations and the disposal of the corresponding assets.

Franchise Advertising Fund Expenses

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	16	24	(8)	(33.3)%
Franchise advertising fund expenses for the three months ended September 30, 2023 totaled $16.0 thousand compared to $24.0 thousand, for the three months ended September 30, 2022. The $8.0 thousand or 33.3% decrease is mainly attributed to the decrease in Muscle Maker Grill national advertising services.

Pre-Opening Expenses

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Pre-opening expenses	335	117	218	186.3%
Pre-opening expenses for the three months ended September 30, 2023 totaled $0.3 million compared to $0.1 million for the three months ended September 30, 2022. The increase in Pre-opening expenses resulted from expenses incurred at the farm from the time that the purchase documents were signed and local government approval was obtained.
Post-Closing Expenses

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Post-closing expenses	60	159	(99)	(62.3)%
Post-closing expenses for the three months ended September 30, 2023 totaled $0.1 million compared to $0.2 million for the three months ended September 30, 2022. The decrease in Post-closing expenses resulted from expenses incurred after the closing of underperforming Company-owned stores.
Stock-Based Expenses

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Stock-based expenses	1,075	32	1,043	3259.4%
Stock-based expenses for the three months ended September 30, 2023, totaled $1.1 million compared to $32.0 thousand for the three months ended September 30, 2022. The $1.0 million increase in Stock-based expenses is primarily the result of consulting fees due to Aggia for Sadot Agri-Foods and Farming operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot LLC. This expense is paid in the vesting in restricted stock that was issued to Aggia in 2023.

Sales, General and Administrative Expenses

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	3,310	1,219	2,091	171.5%
Sales, general and administrative expenses for the three months ended September 30, 2023 totaled $3.3 million, or 1.8% of total revenue, compared to $1.2 million, or 43.2% of total revenue, for the three months ended September 30, 2022. The $2.1 million increase was primarily attributable to an increase in investor relations due to an investor relations program initiated in July, and increase in professional and consulting fees and stock based consulting fees related to a warrant exchange and new debt and equity agreements.

Total Other Income, Net

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Total other (expense) / income, net	(1,310)	66	(1,376)	(2084.8)%
Total other (expense) / income, net for the three months ended September 30, 2023 totaled $1.3 million expense compared to $0.1 million income, for the three months ended September 30, 2022. The $1.4 million decrease in Total other (expense) / income, net was primarily attributable to a $1.0 million increase in Warrant modification expense, a $0.3 million decrease in Interest (expense) / income, a decrease of $0.3 million in Loss on fair value remeasurement and a $0.1 million decrease in Other income, partially offset by an increase of $0.3 million in the Change in fair value of accrued compensation.
Income Tax

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Income tax	13	2	11	550.0%
Our Income tax for the three months ended September 30, 2023, was $13.0 thousand which was an increase of $11.0 thousand as compared to Income taxes of $2.0 thousand for the three months ended September 30, 2022 due to an increase in current state taxes.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended September 30, 2023, by our operating segments:

	Three Months Ended September 30, 2023
	Sadot food service	Sadot agri-foods	Sadot farm operations	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	179,464	511	—	179,975
Company restaurant sales, net of discounts	1,937	—	—	—	1,937
Franchise royalties and fees	245	—	—	—	245
Franchise advertising fund contributions	16	—	—	—	16
Other revenues	—	—	—	—	—
Total revenues	2,198	179,464	511	—	182,173
Operating Costs and Expenses:
Cost of goods sold	2,167	176,617	484	—	179,268
Impairment of goodwill	828	—	—	—	828
Impairment of intangible assets	810	—	—	—	810
Depreciation and amortization expenses	382	—	61	—	443
Franchise advertising fund expenses	16	—	—	—	16
Pre-opening expenses	—	—	335	—	335
Post-closing expenses	60	—	—	—	60
Stock-based expenses	—	—	—	1,075	1,075
Sales, general and administrative expenses	278	549	4	2,479	3,310
Total costs and expenses	4,541	177,166	884	3,554	186,145
(Loss) / income from operations	(2,343)	2,298	(373)	(3,554)	(3,972)
Other Income / (Expense):
Other income	1	—	—	—	1
Interest expense, net	(2)	(5)	—	(294)	(301)
Change in fair value of accrued compensation	—	—	—	297	297
Warrant modification expense	—	—	—	(958)	(958)
Loss on fair value remeasurement	—	(349)	—	—	(349)
Total other income, net	(1)	(354)	—	(955)	(1,310)
(Loss) / Income Before Income Tax	(2,344)	1,944	(373)	(4,509)	(5,282)
Income tax	—	—	—	13	13
Net (loss) / income	(2,344)	1,944	(373)	(4,522)	(5,295)

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended September 30, 2022, by our operating segments:

	Three Months Ended September 30, 2022
	Sadot food service	Sadot agri-foods	Sadot farm operations	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	2,630	—	—	—	2,630
Franchise royalties and fees	170	—	—	—	170
Franchise advertising fund contributions	24	—	—	—	24
Total revenues	2,824	—	—	—	2,824
Operating Costs and Expenses:
Cost of goods sold	2,710	—	—	—	2,710
Depreciation and amortization expenses	525	—	—	—	525
Franchise advertising fund expenses	24	—	—	—	24
Pre-opening expenses	117	—	—	—	117
Post-closing expenses	159	—	—	—	159
Stock-based expenses	—	—	—	32	32
Sales, general and administrative expenses	76	—	—	1,143	1,219
Total costs and expenses	3,611	—	—	1,175	4,786
Loss from operations	(787)	—	—	(1,175)	(1,962)
Other Income / (Expense):
Other income	43	—	—	12	55
Interest income / (expense), net	12	—	—	(1)	11
Total other income, net	55	—	—	11	66
Loss Before Income Tax	(732)	—	—	(1,164)	(1,896)
Income tax	—	—	—	2	2
Net loss	(732)	—	—	(1,166)	(1,898)

Unaudited Condensed Consolidated Results of Operations - Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	547,900	—	547,900	NM
Company restaurant sales, net of discounts	6,725	8,075	(1,350)	(16.7)%
Franchise royalties and fees	767	541	226	41.8%
Franchise advertising fund contributions	52	58	(6)	(10.3)%
Other revenues	13	—	13	NM
Total revenues	555,457	8,674	546,783	6303.7%
Operating Costs and Expenses:
Cost of goods sold	544,803	8,834	535,969	6067.1%
Impairment of goodwill	828	—	828	NM
Impairment of intangible assets	810	—	810	NM
Depreciation and amortization expenses	1,517	1,490	27	1.8%
Franchise advertising fund expenses	52	58	(6)	(10.3)%
Pre-opening expenses	371	117	254	217.1%
Post-closing expenses	173	159	14	8.8%
Stock-based expenses	5,667	82	5,585	6811.0%
Sales, general and administrative expenses	7,175	3,620	3,555	98.2%
Total costs and expenses	561,396	14,360	547,036	3809.4%
Loss from operations	(5,939)	(5,686)	(253)	4.4%
Other Income / (Expense):
Other income	252	21	231	1100.0%
Interest income / (expense), net	(320)	(17)	(303)	1782.4%
Change in fair value of accrued compensation	1,161	—	1,161	NM
Warrant modification expense	(958)	—	(958)	NM
Loss on fair value remeasurement	(349)	—	(349)	NM
Gain on debt extinguishment	—	140	(140)	(100.0)%
Total other income / (expense), net	(214)	144	(358)	(248.6)%
Loss Before Income Tax	(6,153)	(5,542)	(611)	11.0%
Income tax	18	16	2	12.5%
Net loss	(6,171)	(5,558)	(613)	11.0%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Nine Months Ended September 30,
	2023	2022
Revenues:
Commodity sales	98.7%	—
Company restaurant sales, net of discounts	1.2%	93.1%
Franchise royalties and fees	0.1%	6.2%
Franchise advertising fund contributions	—	0.7%
Other revenues	—	—
Total revenues	100.0%	100.0%
Operating Costs and Expenses:
Cost of goods sold	98.1%	101.8%
Impairment of goodwill	0.1%	—
Impairment of intangible assets	0.1%	—
Depreciation and amortization expenses	0.3%	17.2%
Franchise advertising fund expenses	—	0.7%
Pre-opening expenses	0.1%	1.3%
Post-closing expenses	—	1.8%
Stock-based expenses	1.0%	0.9%
Sales, general and administrative expenses	1.3%	41.7%
Total costs and expenses	101.1%	165.6%
Loss from operations	(1.1)%	(65.6)%
Other Income / (Expense):
Other income / (expense)	—	0.2%
Interest income / (expense), net	(0.1)%	(0.2)%
Change in fair value of accrued compensation	0.2%	—
Warrant modification expense	(0.2)%	—
Loss on fair value remeasurement	(0.1)%	—
Gain on debt extinguishment	—	1.6%
Total other income, net	—	1.7%
Loss Before Income Tax	(1.1)%	(63.9)%
Income tax	—	0.2%
Net loss	(1.1)%	(64.1)%

Revenues

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	547,900	—	547,900	NM
Company restaurant sales, net of discounts	6,725	8,075	(1,350)	(16.7)%
Franchise royalties and fees	767	541	226	41.8%
Franchise advertising fund contributions	52	58	(6)	(10.3)%
Other revenues	13	—	13	NM
Total revenues	555,457	8,674	546,783	6303.7%

NM= not meaningful
Our revenues totaled $555.5 million for the nine months ended September 30, 2023, compared to $8.7 million for the nine months ended September 30, 2022. The $546.8 million increase is primarily attributed to an increase in Commodity sales as a direct result of the formation of Sadot Agri-Foods and its added revenue.
We generated Commodity sales of $547.9 million for the nine months ended September 30, 2023. We did not have any Commodity sales for the nine months ended September 30, 2022. This represented an increase of $547.9 million, which is attributable to Sadot Agri-Foods sales generated from physical food related commodities.
We generated Company restaurant sales, net of discounts, of $6.7 million for the nine months ended September 30, 2023, compared to $8.1 million for the nine months ended September 30, 2022. This represented an decrease of $1.4 million, or 16.7%, which is mainly attributable to the closures of certain unprofitable Muscle Maker Grill locations and the conversion of certain corporate owned Pokemoto locations to franchise locations.
Franchise royalties and fees for the nine months ended September 30, 2023 totaled $0.8 million compared to $0.5 million for the nine months ended September 30, 2022. This represents an increase of $0.2 million, or 41.8%. In 2023, the franchise fees were higher, primarily due to an increase in Pokemoto franchise sales and store openings and the termination of one Muscle Maker Grill franchise agreement, which corresponds to accelerating the recognition of initial franchise fees.
Franchise advertising fund contributions for the nine months ended September 30, 2023 totaled $0.1 million compared to $0.1 million for the nine months ended September 30, 2022. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $6.0 thousand or 10.3%, is a direct result of the decrease in Muscle Maker Grill national advertising services.
Other revenues for the nine months ended September 30, 2023 totaled $13.0 thousand. There were no Other revenues for the nine months ended September 30, 2022. Other revenues consisted of gift card breakage recognized.
Operating Costs and Expenses
Operating costs and expenses primarily consist of Cost of goods sold, Impairment of goodwill, Impairment of intangible assets, Depreciation and amortization expenses, Franchise advertising fund expenses, Pre-opening expenses, Post-closing expenses, Stock-based expenses and Sales, general and administrative expenses.

Cost of Goods Sold

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Cost of goods sold	544,803	8,834	535,969	6067.1%
Cost of goods sold for the nine months ended September 30, 2023, totaled $544.8 million or 98.1% as a percentage of total revenue. The Cost of goods sold for the nine months ended September 30, 2022 was $8.8 million. The $536.0 million change is primarily due to a new line of business operated by Sadot Agri-Foods and entering into the new vertical.
Impairment of Goodwill

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Impairment of goodwill	828	—	828	NM
Impairment of goodwill for the nine months ended September 30, 2023 totaled $0.8 million. There was no Impairment of goodwill for the nine months ended September 30, 2022. The increase in Impairment of goodwill was due to the structural change of the company's operations and the closing or marketing for sale our company owned restaurant stores.
Impairment of Intangible Assets

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Impairment of intangible assets	810	—	810	NM
Impairment of intangible assets for the nine months ended September 30, 2023 totaled $0.8 million. There was no Impairment of goodwill for the nine months ended September 30, 2022. The increase in Impairment of intangible assets was due to the structural change of the company's operations and the closing or marketing for sale our company owned restaurant stores.
Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	1,517	1,490	27	1.8%
Depreciation and amortization expenses for the nine months ended September 30, 2023 totaled $1.5 million compared to $1.5 million, for the nine months ended September 30, 2022. The $27.0 thousand increase is mainly attributed to the new assets purchased in conjunction with the farm asset acquisition and accelerated depreciation of leasehold improvements for leases that were modified resulting in a shorter life.
Franchise Advertising Fund Expenses

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	52	58	(6)	(10.3)%
Franchise advertising fund expenses for the nine months ended September 30, 2023 totaled $0.1 million compared to $0.1 million, for the nine months ended September 30, 2022. The $6.0 thousand decrease or 10.3% is mainly attributed to the decrease in Muscle Maker Grill national advertising services.

Pre-Opening Expenses

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Pre-opening expenses	371	117	254	217.1%
Pre-opening expenses for the nine months ended September 30, 2023 totaled $0.4 million a $0.3 million increase when compared to $0.1 million for the nine months ended September 30, 2022. The increase in pre-opening expense resulted from expenses incurred at the farm from the time that the purchase documents were signed and local government approval was obtained and expenses incurred prior to the opening of our new Company-owned stores.
Post-Closing Expenses

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Post-closing expenses	173	159	14	8.8%
Post-closing expenses for the nine months ended September 30, 2023 totaled $0.2 million. a $14.0 thousand increase when compared to $0.2 million for the nine months ended September 30, 2022. The increase in Post-closing expenses resulted from expenses incurred after the closing of underperforming Company-owned stores.
Stock-Based Expenses

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Stock-based expenses	5,667	82	5,585	6811.0%
Stock-based expenses for the nine months ended September 30, 2023, totaled $5.7 million compared to $0.1 million for the nine months ended September 30, 2022. The $5.6 million increase in Stock-based expenses is primarily the result of consulting fees due to Aggia for Sadot Agri-Foods and Farming operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80.0% and 40.0% of the Net income generated by Sadot LLC for the first quarter of 2023 and the second and third quarter of 2023, respectively.
Sales, General and Administrative Expenses

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	7,175	3,620	3,555	98.2%
Sales, general and administrative expenses for the nine months ended September 30, 2023 totaled $7.2 million, or 1.3% of total revenue, compared to $3.6 million, or 41.7% of total revenue, for the nine months ended September 30, 2022. The $3.6 million increase was primarily attributable to an increase in investor relations, professional and consulting fees and employee salaries and benefits.

Total Other Income, Net

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Total other income / (expense), net	(214)	144	(358)	(248.6)%
Total other income / (expense), net for the nine months ended September 30, 2023 totaled $0.2 million compared to $0.1 million, for the nine months ended September 30, 2022. The $358.0 thousand decrease in Total other income / (expense), net was attributable to an decrease in the Gain on extinguishment of debt of $0.1 million due to the forgiveness of our PPP loans, a increase of $1.2 million in the Change in fair value of accrued compensation, partially offset by a $0.3 million increase in Interest expense, a $0.2 million increase in Other income, a $0.3 million decrease in Loss on fair value remeasurement and a $1.0 million increase in Warrant modification expense.
Income Tax

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Income tax	18	16	2	12.5%
Our Income tax for the nine months ended September 30, 2023, was $18.0 thousand which was an increase of $2.0 thousand as compared to Income taxes of $16.0 thousand for the nine months ended September 30, 2022 due to an increase in current state taxes.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the nine months ended September 30, 2023, by our operating segments:

	Nine Months Ended September 30, 2023
	Sadot food service	Sadot agri-foods	Sadot farm operations	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	547,389	511	—	547,900
Company restaurant sales, net of discounts	6,725	—	—	—	6,725
Franchise royalties and fees	767	—	—	—	767
Franchise advertising fund contributions	52	—	—	—	52
Other revenues	13	—	—	—	13
Total revenues	7,557	547,389	511	—	555,457
Operating Costs and Expenses:
Cost of goods sold	7,295	537,023	485	—	544,803
Impairment of goodwill	828	—	—	—	828
Impairment of intangible assets	810	—	—	—	810
Depreciation and amortization expenses	1,456	—	61	—	1,517
Franchise advertising fund expenses	52	—	—	—	52
Pre-opening expenses	36	—	335	—	371
Post-closing expenses	172	—	—	1	173
Stock-based expenses	—	—	—	5,667	5,667
Sales, general and administrative expenses	449	1,136	4	5,586	7,175
Total costs and expenses	11,098	538,159	885	11,254	561,396
(Loss) / income from operations	(3,541)	9,230	(374)	(11,254)	(5,939)
Other Income / (Expense):
Other income	1	—	—	251	252
Interest income , net	—	(27)	—	(293)	(320)
Change in fair value of accrued compensation	—	—	—	1,161	1,161
Warrant modification expense	—	—	—	(958)	(958)
Loss on fair value remeasurement	—	(349)	—	—	(349)
Total other income, net	1	(376)	—	161	(214)
(Loss) / Income Before Income Tax	(3,540)	8,854	(374)	(11,093)	(6,153)
Income tax	2	—	—	16	18
Net (loss) / income	(3,542)	8,854	(374)	(11,109)	(6,171)

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the nine months ended September 30, 2022, by our operating segments:

	Nine Months Ended September 30, 2022
	Sadot food service	Sadot agri-foods	Sadot farm operations	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000	$’000
Revenues:
Company restaurant sales, net of discounts	8,075	—	—	—	8,075
Franchise royalties and fees	541	—	—	—	541
Franchise advertising fund contributions	58	—	—	—	58
Total revenues	8,674	—	—	—	8,674
Operating Costs and Expenses:
Cost of goods sold	8,834	—	—	—	8,834
Depreciation and amortization expenses	1,490	—	—	—	1,490
Franchise advertising fund expenses	58	—	—	—	58
Pre-opening expenses	117	—	—	—	117
Post-closing expenses	159	—	—	—	159
Stock-based expenses	—	—	—	82	82
Sales, general and administrative expenses	362	—	—	3,258	3,620
Total costs and expenses	11,020	—	—	3,340	14,360
Loss from operations	(2,346)	—	—	(3,340)	(5,686)
Other Income / (Expense):
Other income / (expense)	55	—	—	(34)	21
Interest income / (expense), net	10	—	—	(27)	(17)
Gain on debt extinguishment	140	—	—	—	140
Total other income / (expense), net	205	—	—	(61)	144
Loss Before Income Tax	(2,141)	—	—	(3,401)	(5,542)
Income tax	—	—	—	16	16
Net loss	(2,141)	—	—	(3,417)	(5,558)

Liquidity and Capital Resources
Liquidity
We measure our liquidity in a number of ways, including the following:

	As of
	September 30, 2023	December 31, 2022
	$’000	$’000
Cash	2,422	9,898
Working capital surplus	8,959	4,033
Notes payable	3,701	981

Availability of Additional Funds
Although we have a working capital surplus of $9.0 million, we presently have an accumulated deficit of $85.4 million, as of September 30, 2023, and we utilized $8.7 million of cash in operating activities during the nine months ended September 30, 2023. We believe that our existing cash on hand, current accounts receivable and future cash flows from our commodity trading, farming and franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months. In addition, we have access to additional liquidity if it is needed through an executed Standby Equity Purchase Agreement ("SEPA") for up to $25 million in capital whereby we may submit advance requests to the lender whereby the lender will provide cash in consideration of shares of common stock subject to certain limitations and conditions set forth in the SEPA.
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
Sources and Uses of Cash for the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, we used Net cash of $8.7 million compared to $3.4 million, for the nine months ended September 30, 2022, in operations. Our Net cash used for the nine months ended September 30, 2023, was primarily attributable to our Net loss of $6.2 million, adjusted for net non-cash income in the aggregate amount of $9.0 million offset by $11.5 million of Net cash provided by changes in the levels of operating assets and liabilities. Our Net cash used for the nine months ended September 30, 2022, was primarily attributable to our Net loss of $5.6 million, adjusted for net non-cash income in the aggregate amount of $1.6 million, partially offset by $0.5 million of Net cash used in changes in the levels of operating assets and liabilities.
For the nine months ended September 30, 2023, Net cash used in investing activities was $3.7 million, of which $12.4 million was used to purchase Property and equipment, $0.2 million was used on the Disposal of property and equipment and $4.9 million was provided by the purchase farmland closing out of the deposit account and an Investment in a non-controlling interest of $3.7 million for the farm. For the nine months ended September 30, 2022, Net cash used in investing activities was $0.5 million, of which $0.6 million was used to purchase Property and equipment.
For the nine months ended September 30, 2023, Net cash provided by financing activities was $4.9 million, consisting of repayments of various other notes payable of $5.0 million, proceeds from notes payable of $7.7 million and proceeds from exercise of warrants of $2.2 million. For the nine months ended September 30, 2022, Net cash used in financing activities was $0.2 million, partially offset by repayments of various other notes payable of $0.2 million.
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
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and updates the disclosure requirements in ASC 470-20, making them easier to understand for financial statement preparers and improving the decision-usefulness and relevance of the information for financial statement users. The Company early adopted the new guidance from January 1, 2023, noting no material impact.
In April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted the new guidance from January 1, 2023, noting no material impact.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control over Financial Reporting
Our Company has added and will continue to add additional internal control procedures, additional resources and software to increase the internal control aspects of the company as we integrate our Sadot LLC subsidiary into the overall business. Other than above changes, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Also, see Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Financial Condition") of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 21, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Stock
On October 2, 2023, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2023.
On October 23, 2023, the Company authorized the issuance of 0.1 million shares of common stock to consultants for services rendered.
On November 6, 2023, the Company authorized the issuance of 0.1 million shares of common stock in connection with the conversion of note payables.

Yorkville

On September 22, 2023, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $25 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Yorkville to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Yorkville ( “Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P. Accordingly, as may otherwise be limited by Yorkville’s 4.99% beneficial ownership limitation, assuming the Company submits an Advance requiring Yorkville to provide $100,000 in funding and assuming an applicable VWAP of $1.10 and, in turn, a purchase price of $1.067 (97% of the VWAP), the Company would be required to issue 93,720 shares of common stock and Yorkville would receive a profit of approximately $0.03201 per share, or approximately $2,999.98, if it sold all of such shares at $1.10 per share.

In connection with the SEPA, and subject to the condition set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 with respect to $3.0 million and the balance of $1.0 million will be disbursed upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the initial closing of the Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $1.11495 or 95% of the lowest daily VWAP during the seven consecutive trading days immediately proceeding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $0.33 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $500,000 plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”).

Yorkville, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring the issuance and sale of shares of common stock to Yorkville at the Conversion Price in consideration of an offset of the Convertible Notes (“Yorkville Advance”). Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the 4.99% ownership limitation, does not exceed the Exchange Cap or the amount of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

The Company will control the timing and amount of any sales of shares of common stock to Yorkville, except with respect to Yorkville Advances. Actual sales of shares of common stock to Yorkville as an Advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to $25,000,000. We have the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Notes. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Yorkville other than by an instrument in writing signed by both parties.

As consideration for Yorkville’s commitment to purchase the shares of common stock pursuant the SEPA, the Company paid Yorkville, (i) a due diligence fee in the amount of $25,000 and (ii) a commitment fee equal to 227,273 shares of common stock.

The SEPA contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The net proceeds under the SEPA to the Company will depend on the frequency and prices at which the Company sells its shares of common stock to Yorkville. The Company expects that any proceeds received from such sales to Yorkville will be used for working capital and general corporate purposes.

Warrant Exercise Agreement - Altium

On July 27, 2023 (the “Closing Date”), the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with Altium Growth Fund Ltd. (the “Exercising Holder”), the holder of outstanding warrants to purchase 2,153,309 shares of common stock of the Company issued in November 2021 (collectively, the “Original Warrants”), whereby the Exercising Holder and the Company agreed that the Exercising Holder would exercise the Original Warrants in consideration of 2,153,309 shares of common stock (the “Shares”). The Company expects to receive aggregate gross proceeds before expenses of approximately $2,153,309. In order to induce the Exercising Holder to exercise the Original Warrants, the Company agreed to reduce the exercise price on the Original Warrants from $1.385 to $1.00 per share.

The Shares were registered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-261497), filed with the U.S. Securities and Exchange Commission under the Securities Act, including Amendment No. 1, thereto, which became effective on December 15, 2021.

In connection with the exercise of the Original Warrants, the Company will issue an additional warrant to the Exercising Holder that is exercisable for the number of shares of common stock equal to one hundred percent of the Shares purchased by the Exercising Holder (the “Additional Warrant”). The Additional Warrant will be substantially identical to the Original Warrants, except that the exercise price of the Additional Warrant is $2.40. The Company is obligated to file a registration statement covering the shares of common stock underlying the warrants within 30 days and to have the registration statement declared effective within 90 days after filing with the Commission.

Aggia – Services Agreement

On October 19, 2022, the Company formed Sadot LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Sadot”). On November 14, 2022, the Company, Sadot and Aggia LLC FZ, a company formed under the laws of United Arab Emirates (“Aggia”) entered into a Services Agreement (the “Services Agreement”) whereby Sadot engaged Aggia to provide certain advisory services to Sadot for creating, acquiring and managing Sadot’s business of wholesaling food and engaging in the purchase and sale of physical food commodities. The closing date of the Services Agreement was November 16, 2022. The parties entered into Addendum 1 to the Services Agreement on November 17, 2022. Further, on July 14, 2023 (the “Addendum Date”), effective April 1, 2023, the parties entered into Addendum 2 to the Services Agreement (“Addendum 2”) pursuant to which the parties amended the compensation that Aggia is entitled.

Pursuant to Addendum 2, on the Addendum Date, the Company issued 8,855,452 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, which such Shares represent 14,424,275 Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 5,568,823 Shares that have been issued to Aggia pursuant to the

Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 14,424,275 Shares representing 49.999% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot, calculated quarterly divided by $1.25. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share. Further, the parties clarified that the Lock Up Agreement previously entered between the Company and Aggia dated November 16, 2022 shall be terminated on May 16, 2024 provided that any Shares that have not vested or been purchased by Aggia may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Following the Share Repurchase Date, in the event that there is net income for any fiscal quarter, then an amount equal to 40% of the net income shall accrue as debt payable by Sadot to Aggia (the “Debt”), until such Debt has reached a maximum of $71,520,462.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Articles of Merger (3)

4.1	Form of Additional Warrant – Altium Growth Fund Ltd. (4)

10.1	Standby Equity Purchase Agreement dated September 22, 2023 between Sadot Group Inc. and YA II PN, Ltd. (1)

10.2	Form of Convertible Promissory Notes issued to YA II PN Ltd. (1)

10.3	Global Guaranty Agreement dated September 22, 2023 between Sadot Group Inc. and YA II PN, Ltd. (1)

10.4	Registration Rights Agreement dated September 22, 2023 between Sadot Group Inc. and YA II PN, Ltd. (1)

10.5	Addendum 2 to the Service Agreement entered between Muscle Maker Inc., Sadot LLC and Aggia LLC FZ dated July 14, 2023 (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
† Includes management contracts and compensation plans and arrangements
*Filed herewith.
+Previously filed
(1) Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023.
(2) Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2023.
(3) Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 26, 2023.

(4) Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 27, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SADOT GROUP INC. (f/k/a MUSCLE MAKER, INC.)

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: November 14, 2023		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer (Principal Financial Officer)