Form 10-K
period 2023-12-31
Sadot Group Inc.
filed 2024-03-20
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39223
Sadot Group, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $18,608,693.
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 20, 2024, was 51,752,691.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Sadot Group, Inc.
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2023

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

Item 1. Business
Our Business Overview
Sadot Group, Inc. (referred to herein as “Sadot Group”, "SGI" or “Company”), was incorporated under the laws of the state of Nevada on October 25, 2019. The principal corporate office of Sadot Group is located at 1751 River Run, Suite 200, Fort Worth, Texas, 76107, and the telephone number at that location is (832) 604-9568. Our website address is www.sadotgroupinc.com.
Sadot Group together with its subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company. The terms “we”, “us” and “our” are also used in the Form 10-K to refer to the Company. Throughout the Form 10-K, the terms “restaurants”, “stores”, “eatery” and “locations” are used inter changeably. While Sadot Group, as the parent Company, does not directly own or operate any restaurants throughout this document we may refer to restaurants that are owned or operated by our subsidiaries as being Company-owned. Sadot Group is our parent company.
In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-food commodity supply-chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group, Inc. As of December 31, 2023, Sadot Group consisted of two distinct operating units.
1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in sustainable farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Argentina, Australia, Bangladesh, Brazil, Canada, China, Columbia, Ecuador, Egypt, Guinea, Honduras, India, Indonesia, Ivory Coast, Japan, Kenya, Malaysia, Morocco, Mozambique, Nigeria, Philippines, Poland, Romania, Saudi Arabia, South Korea, Sri Lanka, Ukraine United States and Vietnam, among others. Sadot Agri-Foods competes with large, multi-national companies such as the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a joint venture, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food value chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.Sadot Restaurant Group ("Sadot Food Services"): has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. Each of our three concepts offers different menus that are tailored to specific consumer segments. We believe our concepts deliver highly differentiated customer experiences.
Throughout the year, the Company has expanded its Sadot Agri-Foods subsidiaries within the agri-commodity sourcing and trading operations into North, Central and South America, further diversifying the Company’s geographic reach beyond its existing operations in Europe, Asia, the Middle East and Africa. The expansion was facilitated by establishing two new operating locations that resulted in Sadot LLC’s subsidiaries – “Sadot Latam” and “Sadot Brazil”. Sadot Latam, LLC was formed by Sadot Agri-Foods’ agri-food operations and entered into a consulting agreement with Buenaventura Trading LLC (“Buenaventura”) based in Miami FL. Buenaventura’s team brings experience and exposure to new trade routes throughout the Americas by adding multiple sourcing and trading consultants to Sadot Agri-Foods with backgrounds from several of the largest international food supply chain organizations.

In addition, Sadot Agri-Foods has onboarded a team of seasoned industry professionals in Brazil to form the most recent subsidiary – Sadot Brasil Ltda ("Sadot Brazil"). These agreements mark a significant milestone for Sadot Agri-Foods as it provides access to new trade routes originating in North, Central, and South America with destinations to various markets in Central and South America, as well as considerably enhancing its sourcing capabilities in one of the most important agricultural production regions worldwide. The planned Americas trade routes are intended to generate accretive value for the Company by tapping into the thriving market demand for agricultural products across Central and South America. This planned expansion is expected to further enhance Sadot Agri-Foods’ position as an emerging entity in the global commodity trading industry.

Through our subsidiaries, we operate within the global food-supply chain, in an effort to integrate capabilities and create a sustainable and innovative company, that enhances the social, environmental and financial value to our Company.

Our Industry

Sadot Agri-Foods:

Sadot LLC, through its subsidiaries, Sadot Latam, Sadot Brazil and Sadot Enterprises (Zambia Farm), operates to enhance global food security by establishing a sustainable and integrated supply-chain within the international Agri-food commodity industry that includes shipping, sourcing, farming and production. Our current primary focus is on farming, trading and shipping food and feed commodity items such as soy meal, corn and wheat between countries via containers or cargo ships. These shipments enhance global food security by providing raw materials and ingredients to various food manufacturers as part of the overall food supply chain.

Sadot Latam: On May 19, 2023, the Company expanded its Sadot Agri-Foods subsidiary within the agri-commodity sourcing and trading operations into North, Central and South America, further diversifying the Company’s geographic reach beyond its existing operations in Europe, Asia, the Middle East and Africa. The expansion was facilitated by a 5 year consulting agreement signed on June 14, 2023, providing for an annual consulting fee of $0.5 million per year and potential profit sharing calculated on a quarterly basis, between Sadot Agri-Foods’ operations and newly-formed Buenaventura Trading LLC (“Buenaventura”) based in Miami FL. Buenaventura, led by Fausto Plaza, seasoned trade and finance professional, and a team of experienced trading consultants with backgrounds from several of the largest international food supply chain organizations, provides exposure to new trade routes throughout the Americas.

Sadot Enterprises: Sadot Farm Operations ("Sadot Zambia" is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC) includes approximately 5,000 acres of farmland in the Mkushi Region of Zambia which was acquired in August of 2023. Farm operations are focused on the supply of grains (soy, corn and wheat) as well as tree crops (mango and avocado).

Sadot Brazil: This is the company’s most recent subsidiary. The Brazilian subsidiary is managed by Paulo de Sa and Flavio de Campos, two well-known industry veterans, who’ve gathered a team of professionals in commodity farming, sourcing, financing and logistics, to operate the Brazilian operations.

Sadot Food Service:

Over the past 6 months, the Company has been implementing its announced strategy to convert all of its corporately owned and operated locations into franchise owned locations. This strategy will position the division, once complete, to potentially divest the restaurants allowing the company to focus on its new international Agri-Foods supply chain business segments.

Muscle Maker Grill Restaurants (“Muscle Maker Grill”): our Muscle Maker Grill restaurants are fast-casual style restaurants specializing in “healthier for you” high quality, made to order, lean protein-based meals. Our products are made to order. The menu features bowls, wraps, salads and burgers. We also offer protein shakes and fruit smoothies along with meal plans and catering.

SuperFit Foods Meal Prep (“SuperFit Foods”): The business operates with a centralized kitchen that prepares all meals for distribution to consumers twice per week. This is a subscription-based business model where consumers order their meals via the SuperFitfoods.com website and are charged automatically every week. There are over 150 meal plan options to choose from as well as various healthy juices, snacks and desserts. Meal plans are delivered twice per week to company owned coolers placed in various fitness locations throughout the Jacksonville Florida market. Meal plans focus on specific dietary needs such as vegetarian, high protein, gluten free and low calorie.

Pokemoto Hawaiian Poke restaurants (“Pokemoto”): Pokemoto restaurants are fast-casual style restaurants that specialize in Hawaiian inspired poke bowls, wraps and salads. Poke is native Hawaiian cuisine made up of diced fresh fish served as an appetizer or main course with strong influences of Japanese and Korean cuisine.
Our Strategy

With the substantial pivot in the company’s strategy over the past year, the Company will be focusing its growth on the international Agri-Foods supply-chain, including farming, commodity trade and shipping operations and is actively seeking alternatives to its legacy restaurant business. Our goal is to continue enhancing the Sadot Group, Inc. global operations by creating a comprehensive, global Agri-Foods company that stretches from sustainable farming, agricultural commodity shipping and trading, distribution and production.

Our strategy for both our Muscle Maker Grill and Pokemoto brands is to focus on converting company owned and operated locations into franchise owned and operated locations or closing underperforming locations. The Company currently owns and operates only six locations with the remainder franchise owned.
Our Strengths

Sadot Agri-Foods

Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Argentina, Australia, Bangladesh, Brazil, Canada, China, Columbia, Ecuador, Egypt, Guinea, Honduras, India, Indonesia, Ivory Coast, Japan, Kenya, Malaysia, Morocco, Mozambique, Nigeria, Philippines, Poland, Romania, Saudi Arabia, South Korea, Sri Lanka, Ukraine, United States and Vietnam, among others. Sadot Agri-Foods competes with companies such as the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. The environment in which Sadot operates is populated with large, multi-layered, and cumbersome companies. The Sadot Group is an efficient and agile operation, with the ability to take advantage of arising opportunities in a constantly growing and evolving industry. The Company’s geographical, operational, financial and product diversification, and expose us to unique opportunities worldwide.

The Company's operational teams are all industry professionals, with decades of experience working for multinational companies, bringing their reputation, industry know-how and work practices to the group. The professionals in charge of devising and implementing the Company’s strategy and overseeing the day-to-day operations, are all well-versed and recognized in the Agri-food commodity supply-chain industry. This experience enables the Company to gain recognition amongst the Company's operational and financial counterparts. The Company is establishing its presence in the important production, finance and operational hubs throughout the world.

The Company’s first operating Farm, located in Mkushi, Zambia provides a reliable supply of grains and tree crops (mango and avocado), and is an important asset in a region that is highly focused on food security. Through the Mkushi Farm, the Company intends to seek out ESG (environmental, social, governance) related projects, with the goal of enhancing the local communities in various aspects, such as the pilot project we initiated to provide farm inputs (seeds, fertilizers etc) to small farm owners in the region.

Sadot Food Service

We believe that our brands: Muscle Maker Grill, Pokemoto and Superfit Foods, are all unique and cater to the current trends of food in the United States. There are currently 33 Pokemoto locations operating, 14 Muscle Maker Grill locations and our meal-prep Superfit Foods location.

Our Franchise Program

Overview: We use a franchising strategy to increase new restaurant growth, especially as we focus on growing the Pokemoto brand, in the United States market, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. We believe the franchise revenue generated from our franchise base has historically served as an important source of stable and recurring cash flows to us and, as such, we plan to expand our base of franchised restaurants. We have signed over 20 franchise agreements and opened over 15 new locations since January 2023. We currently have over 60 franchise agreements sold, but not yet opened. In existing markets, we encourage growth from current franchisees. In our expansion markets, we seek highly motivated and entrepreneurial new franchisees for single-unit or multi-unit development opportunities. We market our franchise opportunities with the support of a franchising section on our website, social media, trade shows and other marketing tactics.
Franchise Agreements:

The franchise agreements currently:

•Have terms for 10 through 20 years, with termination dates ranging from 2023 until 2041. These agreements are generally renewable for terms ranging from 5 to 10 years.
•Provide for the payment of initial franchise fees ranging from $5.0 thousand to $35.0 thousand.

•Require the payment of on-going royalty payments ranging from 2% to 6% of net sales at the franchise location. In addition, franchisees contribute ranging from 1% to 2% (total) of net sales to the marketing and brand development/advertising fund.
•Franchisees are licensed the right to use the Muscle Maker Grill® or Pokemoto® trademarks, its confidential operating manual and other intellectual property in connection with the operation of a Muscle Maker Grill or Pokemoto restaurant at a location authorized by us.
•Franchisees are granted a protected territory prohibiting the establishment of another Muscle Maker Grill or Pokemoto restaurant within a geographic territory, the scope of which is the subject of negotiation between Muscle Maker Development LLC or Poke Co Holdings LLC and the franchisee.
•Franchisees are required to offer only those food products that are authorized by Muscle Maker Development LLC or Poke Co Holdings LLC, prepared using our proprietary recipes; and may obtain most supplies only from suppliers that are approved or designated by Muscle Maker Development LLC or Poke Co Holdings LLC. Muscle Maker Development LLC or Poke Co Holdings LLC receives rebates from various vendors or distributors based on total system wide purchases.
•As partial consideration for payment of the initial franchise fee and on-going royalties, Muscle Maker Development LLC or Poke Co Holdings LLC loans its franchisees a copy of its confidential operating manual.
•Administers the advertising/brand development fund and provides franchisees with preopening and on-going assistance including site selection assistance, preopening training, and in-term training.

Our Intellectual Property

We have registered Pokemoto®, SuperFit Foods®, Muscle Maker Grill® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and Muscle Maker Grill® in one foreign country. Our brand campaign, Great Food with Your Health in Mind™, Get in the Aloha State of Mind™, and Meal Prep and Chill™ have also been approved for registration with the United States Patent and Trademark Office. In addition, the Muscle Maker Grill, Pokemoto and SuperFit Foods logos, recipes, trade dress, packaging, website name and address and Facebook, Instagram, Twitter and other social media and internet accounts are our intellectual property. We maintain the recipe for our healthy inspired recipes, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information.

Our Competition

Sadot Agri-Foods

Sadot Agri-Foods operates in the global agri-food industry. We have significant competition in the markets in which we operate based principally on price, foreign exchange rates, quality, global supply and alternative products. Given the commodity-based nature of our business, Sadot, on an ongoing basis, expects to focus on managing unit costs and improving efficiency through technology improvements and productivity enhancements. We also compete with local farming operations within the countries we own farmland.

Sadot Food Service

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

As consumer preferences continue to evolve into healthier eating options, most restaurants are developing healthier menu choices. As more restaurants offer healthier options, the competition for our product offerings becomes more intense and could pose a significant threat to future revenues. However, we believe our experience, size and flexibility allows Sadot Group, Inc’s portfolio of Companies to adapt faster than many other restaurant concepts.

Our Corporate Structure

Overview: Sadot Group, Inc. serves as a holding company of the following subsidiaries:

•Muscle Maker Development, LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019, for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees.
•Muscle Maker Corp. LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019, for the purposes operating existing corporate restaurants.
•Muscle Maker USA, Inc., a directly wholly owned subsidiary, which was formed in Texas on March 14, 2019, for the purpose of holding specific assets related to a company financing arrangement.
•Muscle Maker Development International. LLC, a directly wholly owned subsidiary, which was formed in Nevada on November 13, 2020, to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.
•SuperFit Foods, LLC, a directly wholly owned subsidiary, which was formed in Nevada on February 23, 2021, for the purpose of running our subscription based meal prep business located in Jacksonville, Florida.
•Pokemoto LLC, a directly wholly owned subsidiary, which was formed in Nevada on August 19, 2021, to serve as a holding company of the following subsidiaries.
•GLL Enterprises LLC, a wholly owned subsidiary, which was formed in Connecticut for the purpose of running our existing Company-owned location.
•Pokemoto Orange Park LLC, a wholly owned subsidiary, which was formed in Nevada on March 31, 2022 for the purpose of running Company-owned locations.
•Pokemoto Kansas LLC, a wholly owned subsidiary, which was formed in Nevada on July 28, 2022 for the purpose of running Company-owned locations.
•Poke Co Holdings LLC, a directly wholly owned subsidiary, which was formed in Connecticut on July 18, 2018 to franchise the Pokemoto name and business system to qualified franchisees.
•Sadot LLC, a directly wholly owned subsidiary, which was formed in Delaware on October 19, 2022 to participate in activities such as sourcing, distributing and production of agri-food products.
•Sadot Latam LLC, a directly wholly owned subsidiary, which has expanded its agri-food sourcing and trading operations into North, Central and South America, further diversifying the Company’s geographic reach beyond its existing operations in Europe, Asia, the Middle East and Africa.
•Sadot Enterprises, Ltd (Farming Operations), a directly 70% owned subsidiary, ventured into crop farm production in Southern Africa with a focus on major commodities like wheat, soy, and corn, alongside high-value tree crops such as avocado and mango.
•Sadot Brasil Ltda, a directly wholly owned subsidiary, which has expanded its agri-food sourcing and trading operations from North, Central and South America, considerably enhancing the Company’s sourcing capabilities in one of the world’s most important production regions.
•Sadot LLC of Mauritius, a directly wholly owned subsidiary, which has expanded our banking and financing opportunities for the agri-food businesses.
Item 1.A. Risk Factors
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
The COVID-19 pandemic has had, and continues to have, a significant impact around the world causing a disruption of global financial markets and increased levels of unemployment and economic uncertainty. Since early 2020, government officials around the world, including in the countries where we operate, have imposed measures in response to the pandemic, including vaccination and masking requirements, protocols related to workplace activities, travel and large gathering restrictions, social distancing requirements, quarantines and shelter-in-place and stay-at-home orders. Certain of these restrictions remain in place today. The COVID-19 pandemic has curtailed global economic activity and caused significant volatility and disruption in global financial markets. During the course of the pandemic, we have not seen a significant disruption in our supply chain and we have been able to mitigate logistics and distribution issues that have arisen, and substantially all of our facilities around the world have continued to operate at or near normal levels. We have, however, experienced minor temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic, including increased labor shortages and increased turnover. We have established an internal task force to closely monitor developments related to the pandemic and have implemented employee safety measures based on guidance from the Centers for Disease Control and Prevention, the World Health Organization, and local requirements and guidelines, across all our facilities, including proper hygiene, social distancing, mask use, and temperature screenings. We continue to closely monitor developments related to the pandemic to ensure the health and safety of our employees. While all facilities are currently operating normally, our internal task force is prepared to re-establish safety measures and protocols should infection rates increase. We continue to monitor local, regional, and national governmental actions that could limit or restrict the movement of agricultural commodities or products or otherwise disrupt physical product flows or our ability to operate in the future.
Any future impacts of COVID-19 or any new pandemic may adversely affect our operations, major facilities, or employees’ and consumers’ health and negatively impact general commercial activity related to our supply chain and customer base. The extent to which we will be impacted by COVID-19 or any new pandemic is difficult to predict and cannot be estimated with any degree of certainty and will depend on many factors outside of our control. These factors include the timing, extent, trajectory and duration of any pandemic, the emergence of new COVID-19 variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. To the extent the COVID-19 pandemic or any new pandemic adversely affects our business, results of operations, financial condition and share price, it may also have the effect of heightening many of the other risks described in this Item 1A.
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
LIBOR (London Interbank Offered rate) was discontinued June 2023. Our variable rate debt, credit facilities, certain derivative agreements, and commercial agreements may use LIBOR as a benchmark for establishing interest rates. Although we do not expect that a transition from LIBOR will have a material adverse impact on its financing costs, the Company continues to monitor developments.
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
We are subject to global and regional economic downturns and related risks.
The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. Further, deteriorating economic and political conditions in our major markets, such as inflation, increased unemployment, decreases in disposable income, declines in consumer confidence, uncertainty about economic stability, or economic slowdowns or recessions, could cause a decrease in demand for our products.
Additionally, weak global economic conditions and adverse conditions in global financial and capital markets, including rising interest rates and constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of the financial institutions that serve as our lenders and as counterparties to the over-the-counter derivative instruments we use to manage risks and some of our customers, suppliers, and other counterparties, which in turn may negatively impact our financial condition and results of operations. Over the course of the last year, concerns have arisen with respect to the financial condition of a number of regional banking organizations in the United States and global financial institutions. Although our exposure has been de minimis to these financial institutions, we continue to monitor our counterparty exposure across all of the financial services companies with which we conduct business. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7.A. Quantitative and Qualitative Disclosures About Market Risk” for more information.
In 2023, certain of our raw material input costs increased materially and at a rapid rate. We expect the pressures of input cost inflation to continue into 2024. Further the United States has reported and is continuing to report weaker GDP growth, with some economists forecasting a continuation of these conditions in 2024. Brazil is experiencing a slowing GDP growth rate coupled with relatively high interest rates, which may result in an uncertain economic and political environment that could inturn lead to reduced demand for our refined and specialty oils and milling products in the country. Argentina has experienced hyperinflation, high fiscal deficit and negative GDP growth in recent quarters, and faces additional uncertainty in connection with the newly-elected President's anticipated economic and monetary policies. Additionally, a slowdown in China's economy over a prolonged period, including as a result of population decline, real estate crisis and other factors, could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.
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
Competition in our Agri-food division impacts our ability to generate and increase our gross profit as a result of the following factors: Pricing of our products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring idled capacity on-line, build new production capacity or execute aggressive consolidation; many of the products bought and sold by our Company are global commodities or are derived from global commodities that are highly price competitive and, in many cases, subject to substitution; significant changes in exchange rates of foreign currencies versus the U.S. dollar, particularly the currencies of major crop growing countries, could also make goods and products of these countries more competitive than U.S. products; improved yields in different crop growing regions may reduce the reliance on origination territories in which we have a significant presence; and continued merger and acquisition activities resulting in further consolidations could result in greater cost competitiveness and global scale of certain players in the industry, especially when acquirers are state-owned and/or backed by public funds and have profit and return objectives that may differ from publicly traded enterprises. To compete effectively, our Company focuses on diversifying product origins and destinations, financing options and structures, safely improving efficiency in its production and distribution operations, developing and maintaining appropriate market presence, maintaining a high level of product safety and quality, supporting socially responsible and sustainable practices, promoting environmental responsibility, and working with customers to develop new products and tailored solutions.
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
Our revenue projections consist of both Company-operated and franchised locations. Our growth plans call for an aggressive approach to Pokemoto franchise unit level sales and subsequent openings. Over 80% of our restaurants are franchised as of December 31, 2023, our financial results are dependent in significant part upon the operational and financial success of our franchisees. In the event we cannot meet these forecasts due to the inability to sell franchise locations in certain states, are prevented from selling franchises due to historical performance, government regulations, licensing, state registrations, or other factors, we will have a material negative impact on future revenues. Our revenue model and cash flows rely heavily on initial franchise fees, ongoing 2% to 6% royalties of total net sales and vendor rebates on total purchases and services from franchised locations. A significant reduction in the total number of units sold and subsequently opened would have a material adverse effect on future revenues. We also collect rebates from some vendors supplying franchisees for food purchases, services and materials. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for the anticipated success of our entire system of restaurants and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Muscle Maker Grill or Pokemoto restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised restaurants would reduce our royalty revenues and other sources of income and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.
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
These laws and regulations change regularly and are increasingly complex. For example, we are subject to:
•The Americans with Disabilities Act in the U.S. and similar laws that provide protection to individuals with disabilities in the context of employment, public accommodations and other areas.
•The U.S. Fair Labor Standards Act as well as a variety of similar laws, which govern matters such as minimum wages, and overtime, and the U.S. Family and Medical Leave Act as well as a variety of similar laws which provide protected leave rights to employees.
•Employment laws related to workplace health and safety, non-discrimination, non-harassment, whistleblower protections, and other terms and conditions of employment.
•Laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act in the U.S.
•Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling.
•Laws relating to state and local licensing.
•Laws relating to the relationship between franchisors and franchisees.
•Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws regulating the use of certain “hazardous equipment”, building and zoning and fire safety and prevention.
•Laws and regulations relating to union organizing rights and activities.
•Laws relating to information security, privacy (including the European Union’s GDPR and California’s CCPA and CPRA), cashless payments and consumer protection.
•Laws relating to currency conversion or exchange.
•Laws relating to international trade and sanctions.
•Tax laws and regulations.
•Anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act.
•Environmental laws and regulations, including with respect to climate change and greenhouse gas emissions.
•Federal and state immigration laws and regulations in the U.S.
•Regulations, health guidelines and safety protocols related to the COVID-19 pandemic.
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
In the event our consulting agreement with Aggia LLC FZ were to terminate, our food origination and trading operations would be negatively impacted and we may be forced to curtail or cease operations in this business segment.

Sadot Agri-Foods, is an international agri-commodities company engaged in the trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets across the globe. Sadot Agri-Foods was formed as part of our diversification strategy to own and operate, through its subsidiaries, business lines throughout the food value chain and is our largest operating unit. Sadot Agri-Foods has engaged Aggia LLC FZ, a major shareholder of Sadot Group (“Aggia”) to provide critical consulting services. On November 14, 2022, the Company, Sadot LLC and Aggia entered into the Services Agreement pursuant to which Aggia agreed to provide services with respect to the operations of Sadot Agri-Foods. In the event Aggia were to terminate their agreement, our food origination and trading operations would be negatively impacted and we may be forced to curtail or cease operations in this business segment.
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

We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease, and have an adverse impact on the Company’s financial results.

We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Sadot Agri-Foods business, there is the risk that the quality of our inventory could deteriorate due to damage, moisture, insects, disease or foreign material. If the quality of our inventory were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Sadot farming operations business, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the producer’s perception of demand. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value.

We face increasing exposure to country risk in countries that face financial, political, and economic unrest through unsecured credit, inventory, forward contract risk or payment origination that could adversely affect our future results of operations, financial position, and cash flows.

We have increased our international supply chain operations and exposure. With the increased international presence comes additional country risk through trade flows around the globe with direct exposure to the counterparty, via contract mark-to-market exposure, unsecured accounts receivable or inventory in the country. In certain areas in which we trade (both origination and destination) country risk is more prevalent given the country’s political and/or economic situations like Russia’s invasion of Ukraine. The addition of purchases and sales of grain in vessel sized quantities to support the Sadot Agri-Foods business including farming operations increases the size and potential severity of our country risk. Additionally, there could be a rapid increase in interest rates creating difficulty for our counterparties to access U.S. dollars making it difficult to collect accounts receivable timely.
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
Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, and negatively affect the creditworthiness of agricultural producers who do business with us. Our farming operations are currently solely located in the Mkushi region of Zambia. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our crop yields. Adverse crop conditions in the Mkushi region can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration.

Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs and competitiveness of agricultural commodity production and related storage and processing facilities and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources.

The Company may not be able to effectively integrate businesses it acquires.

We continuously look for opportunities to enhance our existing businesses through strategic acquisitions. The process of integrating an acquired business into our existing business and operations may result in unforeseen operating difficulties and expenditures as well as require a significant amount of management resources. There is also the risk that our due diligence efforts may not uncover significant business flaws or hidden liabilities. In addition, we may not realize the anticipated benefits of an acquisition and they may not generate the anticipated financial results. Additional risks may include the inability to effectively integrate the operations, products, technologies and personnel of the acquired companies. The inability to maintain uniform standards, controls, procedures and policies would also negatively impact operations.
Failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes expansion into multiple verticals of the food supply chain, including expansion into new commodity trade routes and geographies, farming & warehousing, logistics & transportation, food processing, restaurant franchising, sustainability and carbon offsets. Our existing management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our business, financial condition and results of operations.

We outsource certain aspects of our business to third-party vendors and consultants which subjects us to risks, including disruptions in our business and increased costs.

We have outsourced certain administrative functions for our business to third-party service providers. We also outsource certain information technology support services and benefit plan administration. Furthermore, we outsource delivery services to multiple third-party vendors including UberEats, DoorDash and GrubHub to fulfill delivery orders from both Company-owned and franchise locations. Our SuperFit Foods division outsources home and pick up location deliveries to independent contractors. Our Pokemoto division outsources online ordering and loyalty programs to. Our Sadot Agri-Foods operations rely on Aggia LLC FZ as third-party consultants to execute commodity trades and conduct farming operations. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively or are negatively impacted by the COVID-19 pandemic, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered Sadot, Muscle Maker Grill®, Pokemoto®, SuperFit Foods and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office. The Muscle Maker Grill® trademark is also registered in some form in one foreign country. Our current brand campaign, “Great Food with Your Health in Mind”, “get in the aloha state of mind” and “meal prep and chill” have also been approved for registration with the United States Patent and Trademark Office. In addition, the Sadot Group, Muscle Maker Grill, Pokemoto and SuperFit Foods logos, recipes, trade dress, packaging, website names and addresses (www.sadotgroupinc.com, www.musclemakergrill.com, www.pokemoto.com and www.superfitfoods.com) and Facebook, Instagram, Linkedin, Twitter and other social media and internet accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.
Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.

There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks, trade dress and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property which, in turn, could lead to a decline in overall or restaurant revenues. If the intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, we may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims.

We depend on our executive officers, the loss of whom could materially harm our business.

We rely upon the accumulated knowledge, skills and experience of our executive officers, significant employees and expertise of our hired consultants. Our executive officers, significant employees and hired consultants have significant experience in food service, international and agri-foods industries. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our brand and financial results. We also do not maintain any key man life insurance policies for any of our employees.

Our information technology systems, processes and sites may suffer interruptions, security breaches or failures that may adversely affect our ability to conduct our business

We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance, and other information and processes necessary to operate and manage our business. If we or our third party service providers do not respond or perform effectively in connection with a cybersecurity breach or system failure, our business may be impacted.

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a potentially significant risk to the security of our information technology systems, networks and services, as well as the confidentiality, availability and integrity of our data and the confidential data of our employees, customers, suppliers and other third parties that we may hold. Such vulnerabilities include, among other things, social engineering threats and more sophisticated computer crime, including advanced persistent threats and zero-day vulnerability exploits. We may incur significant costs in protecting against potential security breaches, cyber-based attacks, or other cybersecurity incidents. We and our third-party service providers are targeted by malicious actors and expect such incidents to continue and the frequency and severity of such attacks to increase. While we have implemented cybersecurity and data protection measures, our efforts to minimize the risks and impacts of cyberattacks and protect our information technology systems may be insufficient and we may experience significant breaches or other failures or disruptions that could compromise our systems and the information we store and, ultimately, affect our business operations and results of operations. Additionally, hybrid or remote work arrangements among our employees and employees of our third-party providers present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyberattacks and security breaches. We are also exposed to the risk of insider threat attacks. New technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks.

In addition, the risk of cybersecurity incidents, including cyberattacks against the Ukrainian government and other countries in the region, has increased in connection with the ongoing Ukraine-Russia war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies’ continued operations in Russia. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally. While we no longer have operations in Russia, we do have operations in the region that, along with our operations globally, could be adversely affected by these attacks, including cyber-based attacks against our information technology systems, or be at risk to collateral effects of such attacks. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia, or U.S. support of Ukraine, could also adversely affect our operations.

We have implemented security policies, training programs, measures and disaster recovery plans designed to prevent, detect and mitigate cyber-based attacks, and to protect the security and continuity of our networks and critical systems. These measures may not adequately prevent adverse events such as breaches or failures from occurring, or mitigate their severity if they do occur.

If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber-based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery, or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations and produce financial reports, as well as significant costs and lost business opportunities until they are remediated. Further, our sensitive information may be compromised and we may suffer representational harm.
We are also subject to a variety of laws and regulations regarding data privacy, data protection, and data security, including laws related to the collection, storage, handling, use, disclosure, transfer, and security of personal information. Data privacy regulations continue to evolve, and non-compliance with such regulations, including as a result of adoption of emerging technologies, such as artificial intelligence, could subject the Company to legal claims or proceedings, potential regulatory fines and penalties and damage to our reputation. These factors may adversely impact our business, results of operations, and financial condition, as well as our competitive position.
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

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:
•had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or
•in the case of an initial registration statement under the Securities Act, or the Exchange Act of 1934, as amended, which we refer to as the Exchange Act, for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or
•in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.
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
We are a public reporting company under the Exchange Act, and thereafter publicly report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not “emerging growth companies”, including but not limited to:
•Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•Taking advantage of extensions of time to comply with certain new or revised financial accounting standards;
•Being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•Being exempt from the requirement to hold a non-binding advisory vote on executive compensations and stockholder approval of a golden parachute payments not previously approved.
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
As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the rules of the SEC and those of The NASDAQ Stock Market LLC ("NASDAQ"), NASDAQ Capital Market has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
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
The market price of our Common Stock has been highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond our control, including the following:
•services by us or our competitors;
•additions or departures of key personnel;
•our ability to execute our business plan;
•operating results that fall below expectations;
•loss of any strategic relationship;
•industry developments;
•economic and other external factors; and
•period-to-period fluctuations in our financial results.
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

As previously reported, on November 7, 2023, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).

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
Our articles of incorporation and bylaws contain certain provisions that may discourage, delay or prevent a change of control that our stockholders may consider favorable. These provisions:
•prohibit stockholder action to elect or remove directors by majority written consent;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•prohibit our stockholders from calling a special meeting of stockholders; and
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Risks Related to the SEPA Offering
Substantial blocks of our common stock may be sold into the market as a result of the shares sold to Yorkville under the SEPA, which may cause the price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of shares of our common stock, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur.

On September 22, 2023, we entered into the SEPA with YA II PN Ltd. (“Yorkville”). Under the SEPA, we agreed to issue and sell to Yorkville, from time to time, and Yorkville agreed to purchase from us, up to $25 million of our common stock. We shall not affect any sales under the SEPA and Yorkville shall not have any obligation to purchase shares of common stock under the SEPA to the extent that after giving effect to such purchase and sale (i) Yorkville would beneficially own more than 4.99% of the Company’s outstanding common stock at the time of such issuance (the “Ownership Limitation”), or (ii) the aggregate number of shares of common stock issued under the SEPA together with any shares of common stock issued in connection with any other related transactions that may be considered part of the same series of transactions, would exceed 19.9% of the outstanding voting common stock as of September 22, 2023 (the “Exchange Cap”). At the Company’s Annual Meeting held on December 20, 2023, the shareholders of the Company approved, for purposes of compliance with Nasdaq Listing Rules 5635(b) and 5635(d), the issuance of up to 15,000,000 shares of our Common Stock to Yorkville in connection with and pursuant to the SEPA thus increasing the Exchange Cap to 15,000,000 shares of Common Stock. Thus, we may not have access to the right to sell the full $25 million of shares of common stock to Yorkville. In connection with the SEPA, and subject to the condition set forth therein, Yorkville has agreed to advance us the Pre-Paid Advance which shall be evidenced by convertible promissory notes (the “Convertible Notes”) to be issued to Yorkville at a purchase price equal to 94.0% of the principal amount of each Pre-Paid Advance. On September 22, 2023, Yorkville advanced the first Pre-Paid Advance to us in the principal amount of $3.0 million and we issued a Convertible Note to Yorkville in the principal amount of $3.0 million. The balance of $1.0 million of the Pre-Paid Advance was advanced by Yorkville on October 30, 2023. The purchase price for each Convertible Note representing a Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Convertible Note at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note will be September 22, 2024, 12-months after the closing of the initial Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of our common stock at the Conversion Price, which in no event may the Conversion Price be lower than $0.33 (the “Floor Price”). Yorkville, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring the issuance and sale of shares of Common Stock to Yorkville at a price per share equivalent to the Conversion Price as determined in accordance with the Convertible Notes (“Yorkville Advance”). Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the Ownership Limitation, does not exceed the Exchange Cap or the amount of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

Any issuance of shares of common stock pursuant to this facility will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our common stock. Sales of a substantial number of shares of our common stock in the public market or other issuances of shares of our common stock, or the perception that these sales or issuances could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

It is not possible to predict the actual number of shares we will sell under the SEPA to Yorkville at any one time or in total, or the actual gross proceeds resulting from those sales.

We generally have the right to control the timing and amount of any sales of our shares of common stock to Yorkville under the SEPA. Sales of our common stock, if any, to Yorkville under the SEPA will depend upon market conditions and other factors. We may ultimately decide to sell to Yorkville all, some or none of the shares of our common stock that may be available for us to sell to Yorkville pursuant to the SEPA. In connection with the SEPA, and subject to the condition set forth therein, Yorkville has agreed to advance us the Pre-Paid Advance which shall be evidenced by the Convertible Notes issued to Yorkville at a purchase price equal to 94.0% of the principal amount of each Pre-Paid Advance. On September 22, 2023, Yorkville advanced the first Pre-Paid Advance to us in the principal amount of $3.0 million and we issued a Convertible Note to Yorkville in the principal amount of $3.0 million. The balance of $1.0 million of the Pre-Paid Advance was advanced by Yorkville to us on October 30, 2023. Interest shall accrue on the outstanding balance of any Convertible Note at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible

Notes. The maturity date of each Convertible Note will be September 22, 2024, 12-months after the closing of the initial Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of our common stock at the Conversion Price, which in no event may the Conversion Price be lower than the Floor Price. Yorkville, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring a Yorkville Advance. Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the Ownership Limitation, does not exceed the Exchange Cap or the amount of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell to Yorkville under the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable the pricing period (three consecutive trading days commencing on the date that we direct Yorkville to purchase amounts of our Common Stock) or the purchase price pursuant to a Yorkville Advance, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any. It is also not possible for us to determine the number of shares of Common Stock that may be issued in connection with the conversion or the Convertible Notes or a Yorkville Advance.

In addition, we will not be able to issue shares of common stock in excess of 15,000,000 as approved by the shareholders of the Company at its Annual Meeting under the SEPA in accordance with applicable Nasdaq rules. Depending on the market prices of our common stock in the future, this could be a significant limitation on the amount of funds we are able to raise pursuant to the SEPA. Other limitations in the SEPA, including the Ownership Limitation, and our ability to meet the conditions necessary to deliver an Advance Notice, could also prevent us from being able to raise funds up to the $25.0 million commitment amount.

Moreover, although the SEPA provides that we may sell up to an aggregate of $25.0 million of our common stock to Yorkville, only 34,315,083 shares of our common stock have been registered for resale by Yorkville under the registration statement consisting of (i) the 227,273 commitment shares that we issued to Yorkville upon execution of the SEPA as consideration for its commitment to purchase our common stock under the SEPA and (ii) up to 34,087,810 shares of common stock that we may elect to sell to Yorkville, in our sole discretion, from time to time from and after the date of, and pursuant to, the SEPA or that Yorkville may require that we sell pursuant to a Yorkville Advance. Even if we elect to sell to Yorkville all of the shares of common stock that have been registered for resale, depending on the market prices of our common stock at the time of such sales, the actual gross proceeds from the sale of all such shares may be substantially less than the $25.0 million commitment amount under the SEPA, which could materially adversely affect our liquidity.

If we desire to issue and sell to Yorkville under the SEPA more than the 34,087,810 shares registered, and the Exchange Cap provisions and other limitations in the SEPA would allow us to do so, we would need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any such additional shares of our common stock and the SEC would have to declare such registration statement or statements effective before we could sell additional shares.

Further, the resale by Yorkville of a significant amount of shares registered for resale at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

The sale and issuance of our shares of Common Stock to Yorkville will cause dilution to our existing shareholders, and the sale of the shares of Common Stock acquired by Yorkville, or the perception that such sales may occur, could cause the price of our Common Stock to fall.

The purchase price for the shares that we may sell to Yorkville under the SEPA or are required to sell pursuant to a Yorkville Advance will fluctuate based on the price of our shares of Common Stock. Depending on a number of factors, including market liquidity, sales of such shares may cause the trading price of our Common Stock to fall. If and when we do sell shares to Yorkville or when Yorkville requires a Yorkville Advance, Yorkville may resell all, some, or none of those shares at its discretion, subject to the terms of the SEPA. Therefore, sales to Yorkville by us could result in substantial dilution to the interests of other holders of our shares of Common Stock. Additionally, the sale of a substantial number of shares of Common Stock to Yorkville, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price. The resale of shares of Common Stock by Yorkville in the public market or otherwise, or the perception that such sales could occur, could also harm the prevailing market price of our shares of Common Stock.

Following these issuances described above and as restrictions on resale end and registration statements are available for use, the market price of our shares of Common Stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of Common Stock.

We do not have the right to control the timing and amount of the issuance of our Shares of Common Stock in connection with a Yorkville Advance and, accordingly, it is not possible to predict the actual number of shares we will issue pursuant to a Yorkville Advance at any one time or in total.

We do not have the right to control the timing and amount of any issuances of our shares of Common Stock to Yorkville under the SEPA in connection with a Yorkville Advance. Sales of our shares of Common Stock, if any, to Yorkville under the SEPA will depend upon market conditions and other factors, and the discretion of Yorkville. We may ultimately decide to sell to Yorkville all, some or none of the shares of Common Stock that may be available for us to sell to Yorkville pursuant to the SEPA. Each Pre-Paid Advance matures within one year.

Because the purchase price per share to be paid by Yorkville for the shares of Common Stock that we may elect to sell to Yorkville under the SEPA, if any, will fluctuate based on the market prices of our shares of Common Stock, if any, it is not possible for us to predict and prior to any such sales, the number of shares of Common Stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any.

Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our shares of Common Stock to decline and to be highly volatile.

Upon a trigger event, we may be required to make payments that could cause us financial hardship.

In connection with the SEPA, Yorkville advanced us the Pre-Paid Advance which was evidenced by Convertible Notes issued to Yorkville at a purchase price equal to 94.0% of the principal amount of each Pre-Paid Advance. On September 22, 2203, Yorkville advanced the first Pre-Paid Advance to us in the principal amount of $3.0 million and we issued a Convertible Note to Yorkville in the principal amount of $3.0 million. The balance of $1.0 million of the Pre-Paid Advance was advanced by Yorkville to us on October 30, 2023. Interest shall accrue on the outstanding balance of any Convertible Note at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note is September 22, 2024, 12-months after the closing of the initial Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of our common stock at the Conversion Price, which in no event may the Conversion Price be lower than the Floor Price. Yorkville, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring a Yorkville Advance. Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the Ownership Limitation, does not exceed the Exchange Cap or the amount of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

This financial obligation may be an undue and unsustainable burden and may cause a material adverse effect on our operations and financial condition.
Investors who buy shares at different times will likely pay different prices.

Pursuant to the SEPA, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to Yorkville. If and when we do elect to sell shares of our common stock to Yorkville pursuant to the SEPA, Yorkville may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from Yorkville in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Yorkville in this offering as a result of future sales made by us to Yorkville at prices lower than the prices such investors paid for their shares in this offering.

Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we may not be able to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.

The extent to which we rely on Yorkville as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, our ability to meet the conditions necessary to deliver Advance Notices under the SEPA, the impacts of the Exchange Cap and the Ownership Limitation and the extent to which we are able to secure funding from other sources. In addition to the amount of funds we ultimately raise under the SEPA, if any, we expect to continue to seek other sources of funding, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures.

We have experienced operating losses, and we expect to continue to incur operating losses as we implement our business plans. We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business. We expect to expend capital with significant outlays directed towards servicing our Sadot agri-foods, Sadot restaurant group and Sadot farming operations. The fact that we have a limited operating history with respect to the agri-foods and farming operations business means we have limited historical data on the demand for our services. As a result, our capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. In addition, new opportunities for growth in future product lines and markets may arise and may require additional capital.

We entered into the SEPA whereby we will have the right, but not the obligation, to sell to Yorkville up to $25.0 million of our shares of common stock. However, our right to sell shares under the SEPA is subject to certain conditions that may not be satisfied. Accordingly, we may not be able to utilize this facility to raise additional capital when, or in the amounts, we may require. In addition, under the SEPA, we have received $4.0 in Pre-Paid Advance. The Pre-Paid Advances were made in the form of Convertible Notes. In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and we shall pay to Yorkville the principal and interest due thereunder. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then we shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $500,000 plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event we have obtained the approval from our stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”). Any debt we incur from Yorkville or other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations is insufficient to meet any debt service requirements including the repayment of the Convertible Notes in the event of a Trigger, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

As an early-stage growth company, our ability to access capital is critical. We expect that we will need to raise additional capital in order to continue to execute our business plans in the future, and we plan to use the SEPA, if the conditions for its use are satisfied and seek additional equity and/or debt financing, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures.

The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders. Our ability to obtain the necessary additional financing to carry out our business plans or to refinance, if necessary, any outstanding debt when due is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds on favorable terms, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any such funding or we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations and our prospects, financial consolidated results of operations could be materially adversely affected, in which case our investors could lose some or all of their investment.

Management will have broad discretion as to the use of the proceeds from the SEPA, and uses may not improve our financial condition or market value.

Because we have not designated the amount of net proceeds from the SEPA to be used for any particular purpose, our management will have broad discretion as to the application of such proceeds. Our management may use the proceeds for working capital and general corporate purposes that may not improve our financial condition or advance our business objectives.

Item 1.B. Unresolved Staff Comments
Not applicable.
Item 1.C. Cybersecurity
Risk Management and Strategy

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting companies similar to our company operating in various part of the world. All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data customers and other stakeholders entrust to us a top priority. Our board of directors (the “Board”) and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based industry standards. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of our company and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Our cybersecurity team, are third party subject matter experts who regularly obtain cybersecurity certifications. Our program includes procedures to identify cybersecurity risks and threats of our third-party service providers. These procedures measure the maturity of third-party provider cybersecurity programs against industry best practices. The collection of this information is used to assess the use of third-party software or partnerships.

Our cybersecurity risk management program includes response plans that are aligned with our crisis response plans and outline the procedures and protocols to follow when a cybersecurity incident has or may have occurred, including to allow assessments related to disclosure and notice requirements to be timely made to regulators and affected parties. The response plan includes protocols to notify our Chief Executive Officer ("CEO"), our Chief Financial Officer ("CFO"), other members of senior management as appropriate, and, under certain circumstances, the Audit Committee of our Board, or our full Board as appropriate. We have integrated cybersecurity risk assessments into Sadot’s overall enterprise risk assessment to promote a company-wide culture of cybersecurity risk management.

Governance

Our Board, in coordination with the Audit Committee, oversees our management of cybersecurity risk. They receive regular communication from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. The Audit Committee receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Our CEO and CFO lead our Information Technology and cybersecurity team, which consist of third party specialist. The Information Technology team is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our CEO and CFO regularly receive information on cyber security matters, and in turn communicate to the Audit Committee on such matters. Our CEO has more than 15 years of experience in leading and managing risk oversight for large organizations and our CFO has several years of experience in leading and managing risk oversight for public organizations.

Item 2. Properties

As of December 31, 2023, our corporate office is located at 1751 River Run, Ste 200 Fort Worth, TX 76107. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans. We also own 70% of farmland in the Mkushi area in Zambia Africa. Sadot Zambia owns approximately 5,000 acres of farmland in the Mkushi Region of Zambia which was acquired in August of 2023. Sadot Zambia is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC.
Currently Operating System-Wide Restaurants
As of March 20, 2024, Company-operated, franchised and total system-wide restaurants by jurisdiction are broken out below:

State	Company-Owned Restaurants	Franchised Restaurants	Total Restaurants
Alabama	—	1	1
California	—	1	1
Connecticut	1	10	11
Florida	1	3	4
Kansas	1	2	3
Maryland	1	—	1
Massachusetts	—	3	3
Mississippi	—	1	1
New Jersey	—	5	5
New York	2	3	5
Oklahoma	1	—	1
Rhode Island	—	1	1
South Carolina	—	1	1
Tennessee	—	1	1
Texas	—	3	3
Virginia	—	1	1
Washington	—	1	1
Kuwait	—	1	1
Kingdom of Saudi Arabia	—	1	1
	7	39	46
Item 3. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.
We are currently involved in pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the legal proceedings that have become a reportable event, or which have had developments during the year ended December 31, 2023.
On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $0.1 million for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of December 31, 2023, the Company has accrued for the liability in accounts payable and accrued expenses.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The high and low per share closing sales prices of the Company’s stock on the NASDAQ Market (ticker symbol: SDOT (f/k/a GRIL)) for each quarter for the years ended December 31, 2023 and 2022 were as follows:

Quarter Ended	High	Low
March 31, 2022	$0.76	$0.35
June 30, 2022	$0.59	$0.34
September 30, 2022	$0.46	$0.35
December 31, 2022	$0.92	$0.31
March 31, 2023	$1.51	$0.82
June 30, 2023	$1.48	$1.07
September 30, 2023	$1.36	$0.70
December 31, 2023	$0.80	$0.39
Transfer Agent
Our transfer agent is Computershare, Inc., located at, 462 South 4th Street, Suite 1600, Louisville, KY 40202, and its telephone number is 1-877-373-6374.
Holders
As of February 14, 2024, there were 7,566 holders of record of our common stock.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.
Warrants
As of December 31, 2023 and 2022, we had warrants to purchase an aggregate of 17.4 million and 18.0 million shares of common stock, respectively, outstanding with a weighted average exercise price of $1.97 and $1.93 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides information, as of December 31, 2023, with respect to equity securities authorized for issuance under compensation plans:

Plan category	No. of securities to be issued upon exercise of outstanding options under the plan	Weighted-average exercise price of outstanding options under the plan	No. of securities remaining available for future issuance
		$
2024 Equity compensation plans approved by security holders	—	—	7,500,000
2023 Equity compensation plans approved by security holders	68,928	1.51	—
2021 Equity compensation plans approved by security holders	843,572	1.10	—
Equity compensation plans not approved by security holders	—	—	—
Total	912,500	2.61	7,500,000
Performance Graph
As a smaller reporting company, we are not required to provide the performance graph required by Item 201I of Regulation S-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Stock
On January 3, 2022, the Company issued an aggregate of 1.2 million shares of common stock in connection with the cashless exercise of the pre-funded warrants. Pursuant to the terms of the pre-funded warrants a total of 1.2 million warrants were exercised.
On January 6, 2022, the Company issued an aggregate of 39.6 thousand shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2021. The Company accrued for the liability as of December 31, 2021.
On January 18, 2022, the Company issued an aggregate of 30.0 thousand shares of common stock of the Company to a consultant that assisted with the acquisition of SuperFit Foods and Pokemoto, with an aggregate fair value amount of $15.6 thousand. The Company accrued for the liability as of December 31, 2021.
On February 24, 2022, the Company issued an aggregate of 1.2 million shares of common stock in connection with the cashless exercise of the pre-funded warrants. Pursuant to the terms of the pre-funded warrants a total of 1.2 million warrants were exercised.
On March 31, 2022, the Company issued an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2022.
On April 4, 2022, the Company issued 20.0 thousand shares of common stock to a member of the executive team per the employment agreement.
On June 8, 2022, the Company issued 5.0 thousand shares of common stock to a contractor for work done at a Company owned location.
On July 14, 2022, the Company issued an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2022.

On October 12, 2022, the Company issued an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2022.
On November 29, 2022, the Company issued an aggregate of 0.4 million shares of common stock in connection with the exercise of pre-funded warrants.
On January 5, 2023, the Company issued an aggregate of 31.3 thousand shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.
On March 27, 2023, the Company issued 2.8 million shares of common stock to a consultant for services rendered.
On April 5, 2023 the Company issued 29.7 thousand shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023.
On May 10, 2023 the Company issued 0.1 million shares of common stock to a consultant for services rendered.
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
On July 14, 2023, The Company issued 8.9 million Restricted Share Awards, with an effective issuance date of April 1, 2023.
On July 27, 2023, the Company issued 2.2 million shares of common stock to Altium Growth Fund Ltd. (“Altium”) in exchange for the exercise of warrants.
On August 15, 2023, the Company issued 0.1 million shares of common stock to a consultant for services rendered.
On September 25, 2023, the Company issued 0.2 million shares of common stock in fees to a consultant for services rendered related to the SEPA.
On October 2, 2023, the Company issued an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2023.
On October 20, 2023, the Company issued 0.1 million shares of common stock to consultants for services rendered.
On November 6, 2023, the Company issued 0.1 million shares of common stock in connection with the conversion of note payables.
On November 14, 2023, the Company issued 0.2 million shares of common stock in connection with the conversion of note payables.
On November 29, 2023, the Company issued 0.2 million shares of common stock in connection with the conversion of note payables.
On December 13, 2023, the Company issued 0.3 million shares of common stock in connection with the conversion of note payables.
On December 19, 2023, the Company issued 0.3 million shares of common stock in connection with the conversion of note payables.
On December 19, 2023, the Company issued 2.0 million RSA's to certain members of the board of directors, consultants and employees. Total RSA vested as a result of the departure of certain members of the board of directors were 0.2 million for 2023. The remaining RSA vest ratably over 12 quarters with the first vesting starting on March 31, 2024.
On January 4, 2024, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023. The Company accrued for the liability as of December 31, 2023.

On January 8, 2024, the Company authorized the issuance of $0.1 million into 0.3 million shares of the Company’s common stock.
On January 11, 2024, the Company authorized the issuance of $0.1 million into 0.3 million shares of the Company’s common stock.
On January 22, 2024, he Company authorized the issuance of $0.1 million into 0.3 million shares of the Company’s common stock.

On January 29, 2024, he Company authorized the issuance of $0.1 million into 0.3 million shares of the Company’s common stock.

On February 16, 2024, he Company authorized the issuance of $0.1 million into 0.3 million shares of the Company's common stock.
On March 15, 2024 the Company authorized the issuance of $0.2 million into 0.6 million shares of the Company's common stock.
On October 19, 2022, the Company formed Sadot LLC. On November 14, 2022, the Company, Sadot LLC and Aggia entered into the Services Agreement. The closing date of the Services Agreement was November 16, 2022. The parties entered into Addendum 1 to the Services Agreement on November 17, 2022. Further, on July 14, 2023 (the “Addendum Date”), effective April 1, 2023, the parties entered into Addendum 2 to the Services Agreement (“Addendum 2”) pursuant to which the parties amended the compensation that Aggia is entitled.

Pursuant to Addendum 2, on the Addendum Date, the Company issued 8.9 million shares of common stock of the Company (the “Shares”), which such Shares represent 14.4 million Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 5.6 million Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 14.4 million Shares representing 49.9% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40.0% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.0001 per share.
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
Issuer Purchases of Equity Securities
None.
Item 6. Reserved
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the results of operations and financial condition of Sadot Group, Inc. (“Sadot Group”), together with its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Sadot Group. “Muscle Maker Grill”, “SuperFit Foods” and “Pokemoto” refers to the names under which our corporate and franchised restaurants do business depending on the concept. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
OVERVIEW
Sadot Group Inc. (f/k/a Muscle Maker, Inc.) is our parent company and is headquartered in Ft. Worth, Texas. In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-foods supply-chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group, Inc. As of December 31, 2023, Sadot Group consisted of two distinct operating units.
1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global agri-commodities company engaged in farming, trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Argentina, Australia, Bangladesh, Brazil, Canada, China, Columbia, Ecuador, Egypt, Guinea, Honduras, India, Indonesia, Ivory Coast, Japan, Kenya, Malaysia, Morocco, Mozambique, Nigeria, Philippines, Poland, Romania, Saudi Arabia, South Korea, Sri Lanka, Ukraine United States and Vietnam, among others. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a joint venture, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food value chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.Sadot Restaurant Group ("Sadot Food Services"): has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. Each of our three concepts offers different menus that are tailored to specific consumer segments. We believe our concepts deliver highly differentiated customer experiences.
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

	For the Years Ended December 31,
	2023	2022
	$’000	$’000
Commodity sales	717,506	150,586
Company restaurant sales, net of discounts	8,053	10,300
Franchise royalties and fees	1,041	727
Franchise advertising fund contributions	73	81
Other revenues	13	5
Cost of goods sold	(716,755)	(157,307)
Gross profit	9,931	4,392
Impairment of intangible asset	(811)	(347)
Impairment of goodwill	(828)	—
Depreciation and amortization expenses	(1,808)	(2,015)
Franchise advertising fund expenses	(73)	(81)
Pre-opening expenses	(371)	(117)
Post-closing expenses	(212)	(197)
Stock-based expenses	(6,192)	(3,716)
Sales, general and administrative expenses	(9,404)	(6,035)
Loss from operations	(9,768)	(8,116)

Adjusted EBITDA	(129)	(2,038)
Adjusted EBITDA attributable to Sadot Group, Inc.	89	(2,038)

The breakout of our main revenue streams by business segment is shown below:

	For the Years Ended December 31,
	2023	2022
Sadot agri-foods	98.7%	93.1%
Sadot food service	1.3%	6.9%

Our key business and financial metrics are explained in detail below.

Revenues
Our revenues are derived from four primary sources: Commodity sales, Company restaurant sales, Franchise revenues and vendor rebates from Franchisees. Commodity sales revenues are comprised of revenues generated from the purchase and sales of physical food and feed commodities related to our trading and farming operations. Franchise revenues are comprised of Franchise royalty revenues collected based on 2% to 6% of franchisee net sales and other franchise revenues which include initial and renewal franchisee fees. Vendor rebates are received based on volume purchases or services from franchise owned locations. In addition, we have Other revenues which consists of gift card breakage, which is recognized when we determine that there is no further legal obligation to remit the unredeemed gift card balance.
Cost of Goods Sold
Cost of goods sold includes commodity costs, labor, food and beverage cost, rent and other operating expenses.
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
Pre-opening Expenses
Pre-opening expense primarily consist of expenses associated with opening a Company-operated location and expenses related to Company-operated locations or new business operations prior to the location opening or the transaction is finalized.
Post-closing Expenses
Post-closing expense primarily consist of expenses associated with closing a Company-operated location and expenses related to Company-operated locations after the location has closed.
Stock-based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the our board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-foods commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. For the years ended December 31, 2023 and 2022, $6.2 million and $3.7 million, respectively, are recorded as Stock-based expenses in the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.
Sales, General and Administrative Expenses
Sales, general and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including wages, benefits, travel expense, legal and professional fees, training, investor relations and other corporate costs. We incur incremental Sales, general and administrative expenses as a result of being a publicly listed company on the NASDAQ capital market. A certain portion of these expenses are related to the preparation of an initial stock offering and subsequent capital raises and should be considered one-time expenses.
Other (Expense) / Income
Other (expense) / income listed below the Loss from operations in the accompanying Consolidated Statements of Operations and Other Comprehensive Loss consists of Gain of fair value remeasurement, Gain in fair value of stock-based compensation, Warrant modification expense, Interest expense, net, Other income and Gain on debt extinguishment. Gain / (loss) on fair value remeasurement consists of the fair value remeasurement recorded on a recurring basis on the forward sales contract which was deemed to be a derivative within the scope of ASC 815. Warrant modification expense consists of the expense incurred and the issuance of new warrants.

Income Tax Benefit /(Expense)
Income tax benefit / (expense) represent federal, state and local current and deferred income tax expense.
Net Income Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests was $0.2 million for the year ended December 31, 2023. During the year ended December 31, 2023 the Company created a joint-venture in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest.
Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP measures. We define EBITDA as Net loss, adjusted for depreciation, amortization, interest income / (expense), and income taxes. We define Adjusted EBITDA as Net loss, adjusted for depreciation, amortization, net interest (income) expense, income taxes, impairment expenses, stock-based consulting expense, other income, change in fair value of stock-based compensation, gain on extinguishment, warrant modification expense, and gain on fair value remeasurement derived from amounts presented in the Consolidated Statement of Operations and Other Comprehensive Loss and the associated Notes to the Consolidated Financial Statements. We believe that EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, (collectively, the “Non-GAAP Measures”) are useful metrics for investors to understand and evaluate our operating results and ongoing profitability because they permit investors to evaluate our recurring profitability from our ongoing operating activities.

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

Reconciliations of EBITDA, Adjusted EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin and Adjusted EBITDA Margin for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
	$’000	$’000
Net loss	(8,042)	(7,962)
Adjustments to EBITDA:
Depreciation and amortization expenses	1,808	2,015
Interest expense, net	469	7
Income tax (benefit) / expense	(15)	25
EBITDA	(5,780)	(5,915)
Adjustments to Adjusted EBITDA:
Impairment of intangible asset	811	347
Impairment of goodwill	828	—
Other income	(308)	(46)
Change in fair value of stock-based compensation	(1,339)	—
Gain on debt extinguishment	—	(140)
Warrant modification expense	958	—
Gain on fair value remeasurement	(1,491)	—
Stock-based consulting expenses	6,192	3,716
Adjusted EBITDA	(129)	(2,038)
Adjusted EBITDA attributable to non-controlling interest	218	—
Adjusted EBITDA attributable to Sadot Group, Inc.	89	(2,038)

Gross Profit	9,931	4,392
Gross Profit attributable to Sadot Group, Inc.	10,149	4,392

Net loss Margin attributable to Sadot Group, Inc.	(1.1)%	(4.9)%
Adjusted EBITDA Margin attributable to Sadot Group, Inc.	—%	(1.3)%

Consolidated Results of Operations - Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table represents selected items in our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Commodity sales	717,506	150,586	566,920	376.5%
Company restaurant sales, net of discounts	8,053	10,300	(2,247)	(21.8)%
Franchise royalties and fees	1,041	727	314	43.2%
Franchise advertising fund contributions	73	81	(8)	(9.9)%
Other revenues	13	5	8	160.0%
Cost of goods sold	(716,755)	(157,307)	(559,448)	355.6%
Gross profit	9,931	4,392	5,539	126.1%
Impairment of intangible asset	(811)	(347)	(464)	133.7%
Impairment of goodwill	(828)	—	(828)	NM
Depreciation and amortization expenses	(1,808)	(2,015)	207	(10.3)%
Franchise advertising fund expenses	(73)	(81)	8	(9.9)%
Pre-opening expenses	(371)	(117)	(254)	217.1%
Post-closing expenses	(212)	(197)	(15)	7.6%
Stock-based expenses	(6,192)	(3,716)	(2,476)	66.6%
Sales, general and administrative expenses	(9,404)	(6,035)	(3,369)	55.8%
Loss from operations	(9,768)	(8,116)	(1,652)	20.4%
Other income	308	46	262	569.6%
Interest expense, net	(469)	(7)	(462)	6600.0%
Change in fair value of stock-based compensation	1,339	—	1,339	NM
Warrant modification expense	(958)	—	(958)	NM
Gain on fair value remeasurement	1,491	—	1,491	NM
Gain on debt extinguishment	—	140	(140)	(100.0)%
Loss Before Income Tax	(8,057)	(7,937)	(120)	1.5%
Income tax benefit / (expense)	15	(25)	40	(160.0)%
Net loss	(8,042)	(7,962)	(80)	1.0%
Net loss attributable to non-controlling interest	218	—	218	NM
Net loss attributable to Sadot Group, Inc.	(7,824)	(7,962)	138	(1.7)%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	For the Years Ended December 31,
	2023	2022
Commodity sales	98.8%	93.1%
Company restaurant sales, net of discounts	1.1%	6.4%
Franchise royalties and fees	0.1%	0.4%
Franchise advertising fund contributions	—	0.1%
Other revenues	—	—
Cost of goods sold	(98.6)%	(97.3)%
Gross profit	1.4%	2.7%
Impairment of intangible asset	(0.1)%	(0.2)%
Impairment of goodwill	(0.1)%	—
Depreciation and amortization expenses	(0.2)%	(1.2)%
Franchise advertising fund expenses	—	(0.1)%
Pre-opening expenses	(0.1)%	(0.1)%
Post-closing expenses	—	(0.1)%
Stock-based expenses	(0.9)%	(2.3)%
Sales, general and administrative expenses	(1.3)%	(3.7)%
Loss from operations	(1.3)%	(5.0)%
Other income	—	1.0%
Interest expense, net	(0.1)%	(0.2)%
Change in fair value of stock-based compensation	0.2%	—
Warrant modification expense	(0.1)%	—
Gain on fair value remeasurement	0.2%	—
Gain on debt extinguishment	—	3.2%
Loss Before Income Tax	(1.1)%	(4.9)%
Income tax benefit / (expense)	—	—
Net loss	(1.1)%	(4.9)%
Net loss attributable to non-controlling interest	—	—
Net loss attributable to Sadot Group, Inc.	(1.1)%	(4.9)%

Gross Profit

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Commodity sales	717,506	150,586	566,920	376.5%
Company restaurant sales, net of discounts	8,053	10,300	(2,247)	(21.8)%
Franchise royalties and fees	1,041	727	314	43.2%
Franchise advertising fund contributions	73	81	(8)	(9.9)%
Other revenues	13	5	8	160.0%
Cost of goods sold	(716,755)	(157,307)	(559,448)	355.6%
Gross profit	9,931	4,392	5,539	126.1%

NM= not meaningful
Our gross profit totaled $9.9 million for the year ended December 31, 2023, compared to $4.4 million for the year ended December 31, 2022. The $5.5 million increase is primarily attributed to an increase in Commodity sales as a direct result of a full years worth of operations of Sadot Agri-Foods.
We generated Commodity sales of $717.5 million for the year ended December 31, 2023, compared to $150.6 million for the year ended December 31, 2022. The $566.9 million increase or 376.5% is attributable to the formation of Sadot Agri-Foods in November 2022 and a full year's worth of sales generated from physical food related commodities in 2023.
We generated Company restaurant sales, net of discounts, of $8.1 million for the year ended December 31, 2023, compared to $10.3 million for the year ended December 31, 2022. This represented an decrease of $2.2 million, or 21.8%, which is mainly attributable to conversion of a number of corporate restaurant locations to franchises, thus converting total revenue of a corporate owned location to 2% - 6% royalty revenue of a franchise location, and the closures of certain unprofitable corporate restaurant locations.

Franchise royalties and fees for the years ended December 31, 2023 and 2022 totaled $1.0 million compared to $0.7 million, respectively. This represents an increase of $0.3 million, or 43.2%. which is primarily due to the sales and opening of new Pokemoto franchises and converting corporate owned and operated locations into franchise owned locations.
Franchise advertising fund contributions for the years ended December 31, 2023 and 2022 totaled $0.1 million compared to $0.1 million, respectively. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $8.0 thousand or 9.9%, is a direct result of the decrease in Muscle Maker Grill franchises and the national advertising services to benefit the brand as a whole.
Other revenues for the years ended December 31, 2023 and 2022 totaled $13.0 thousand and $5.0 thousand, respectively. Other revenues consisted of gift card breakage recognized.
Cost of goods sold for the years ended December 31, 2023 and 2022 totaled totaled $716.8 million and $157.3 million, respectively. The $559.4 million change was primarily due to a full years worth of operations of Sadot Agri-Foods.
Impairment of Intangible Assets

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Impairment of intangible asset	(811)	(347)	(464)	133.7%

Impairment of intangible assets for the years ended December 31, 2023, and 2022 totaled $0.8 million and $0.3 million, respectively. On August 4, 2023, the Company announced its intention to reduce restaurant operating expenses by closing underperforming units while refranchising (selling) most of the remaining company-owned units. Due to the structural change of the Company's operations and the closing or marketing for sale of the Company owned stores an impairment testing of the Company’s intangible assets was performed and an impairment of $0.8 million was recognized.
Impairment of Goodwill

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Impairment of goodwill	(828)	—	(828)	NM
We had Impairment of goodwill for the year ended December 31, 2023 of $0.8 million. For the year ended December 31, 2022 there was no Impairment of goodwill. On August 4, 2023, the Company announced its intention to reduce restaurant operating expenses by closing underperforming units while refranchising (selling) most of the remaining company-owned units. Due to the structural change of the Company's operations and the closing or marketing for sale of the Company owned stores an impairment testing of the Company’s goodwill was performed and an impairment of $0.8 million. was recognized.
Depreciation and Amortization Expenses

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(1,808)	(2,015)	207	(10.3)%
Depreciation and amortization expenses for the years ended December 31, 2023 and 2022 totaled $1.8 million and $2.0 million, respectively. The $0.2 million decrease is mainly attributed to closing underperforming units while refranchising (selling) most of the remaining company-owned unit and the disposal of the corresponding assets partially offset by the asset purchase of the farmland and corresponding farming equipment.
Franchise Advertising Fund Expenses

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	(73)	(81)	8	(9.9)%
Franchise advertising fund expenses for the years ended December 31, 2023 totaled $0.1 million compared to $0.1 million for the year ended December 31, 2022. The $8.0 thousand or 9.9% decrease is mainly attributed to the decrease in Muscle Maker Grill national advertising services to benefit the brand.
Pre-opening Expenses

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Pre-opening expenses	(371)	(117)	(254)	217.1%
Pre-opening expenses for the years ended December 31, 2023 and 2022, totaled $0.4 million and $0.1 million, respectively. The increase in pre-opening expense resulted from expenses incurred at the farm in Zambia from the time that we signed the paper work for the purchase of the farm assets and when the purchase was finalized by the Zambian government.

Post-Closing Expenses

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Post-closing expenses	(212)	(197)	(15)	7.6%
Post-closing expenses for the year ended December 31, 2023 totaled $0.2 million compared to $0.2 million for the year ended December 31, 2022. The increase in Post-closing expenses resulted from expenses incurred after the closing of underperforming or refranchising Company-owned stores.
Stock-Based Expenses

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Stock-based expenses	(6,192)	(3,716)	(2,476)	66.6%
Stock-based consulting expenses for the year ended December 31, 2023, totaled $6.2 million compared to $3.7 million for the year ended December 31, 2022. The primary increase in Stock-based consulting expenses is the result of consulting fees due to Aggia for Sadot Agri-Foods operations. Based on the service agreement with Aggia, the consulting fees are calculated at approximately 40% of the Net income generated by the Sadot Agri-Foods business segment. The increase is also the result in an increase in stock-based compensation paid to consultant, board members and employees.
Sales, General and Administrative Expenses

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(9,404)	(6,035)	(3,369)	55.8%
Sales, general and administrative expenses for the years ended December 31, 2023 and 2022 totaled $9.4 million and $6.0 million, respectively. The $3.4 million increase was primarily attributable to an increase in investor relations fees resulting from building brand awareness and changing the corporate name, an increase in professional and consulting fees as a result of the expansion of our business and acquisitions, and an increase in employee salaries and benefits due to an increase in personal to support the new business lines.
Other Income

	For the Years Ended December 31,		Variance
	2023	2022	$	%
	$’000	$’000	$’000
Total other income / (expense), net	1,711	179	1,532	855.9%
Other income for the years ended December 31, 2023 and 2022 totaled $1.7 million and $0.2 million, respectively. The other income was primarily attributable to an increase of $1.5 million in the gain on the fair value remeasurement as a result of the mark to market adjustment of derivatives, an increase of $1.3 million in the Change in fair value of stock-based compensation due to the difference in the stock price at the time of the stock issuance and agreed upon price to Aggia, an increase of $0.3 million in Other income, an increase of $1.0 million in warrant modification expense, a $0.5 million increase in Interest expense, net , partially offset by a decrease of $0.1 million on the Gain on debt extinguishment.

The following table represents selected items in our Consolidated Statements of Operations for the year ended December 31, 2023, by our operating segments:

	For the Year Ended December 31, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	717,506	—	717,506
Company restaurant sales, net of discounts	8,053	—	—	8,053
Franchise royalties and fees	1,041	—	—	1,041
Franchise advertising fund contributions	73	—	—	73
Other revenues	13	—	—	13
Cost of goods sold	(8,883)	(707,872)	—	(716,755)
Gross profit	297	9,634	—	9,931
Impairment of intangible asset	(811)	—	—	(811)
Impairment of goodwill	(828)	—	—	(828)
Depreciation and amortization expenses	(665)	(151)	(992)	(1,808)
Franchise advertising fund expenses	(73)	—	—	(73)
Pre-opening expenses	(36)	(335)	—	(371)
Post-closing expenses	(211)	—	(1)	(212)
Stock-based expenses	—	—	(6,192)	(6,192)
Sales, general and administrative expenses	(437)	(1,551)	(7,416)	(9,404)
(Loss) / income from operations	(2,764)	7,597	(14,601)	(9,768)
Other income	1	—	307	308
Interest expense, net	(1)	(52)	(416)	(469)
Change in fair value of stock-based compensation	—	—	1,339	1,339
Warrant modification expense	—	—	(958)	(958)
Gain on fair value remeasurement	—	1,491	—	1,491
Gain on debt extinguishment	—	—	—	—
Loss Before Income Tax	(2,764)	9,036	(14,329)	(8,057)
Income tax benefit / (expense)	(1)	—	16	15
Net (loss) / income	(2,765)	9,036	(14,313)	(8,042)
Net loss attributable to non-controlling interest	—	218	—	218
Net (loss) / income attributable to Sadot Group, Inc.	(2,765)	9,254	(14,313)	(7,824)
Total assets	10,416	162,175	5,500	178,091

The following table represents selected items in our Consolidated Statements of Operations for the year ended December 31, 2022, by our operating segments:

	For the Year Ended December 31, 2022
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	150,586	—	150,586
Company restaurant sales, net of discounts	10,300	—	—	10,300
Franchise royalties and fees	727	—	—	727
Franchise advertising fund contributions	81	—	—	81
Other revenues	5	—	—	5
Cost of goods sold	(11,270)	(146,037)	—	(157,307)
Gross profit	(157)	4,549	—	4,392
Impairment of intangible asset	(347)	—	—	(347)
Impairment of goodwill	—	—	—	—
Depreciation and amortization expenses	(2,015)	—	—	(2,015)
Franchise advertising fund expenses	(81)	—	—	(81)
Pre-opening expenses	(117)	—	—	(117)
Post-closing expenses	(197)	—	—	(197)
Stock-based expenses	—	—	(3,716)	(3,716)
Sales, general and administrative expenses	(601)	(97)	(5,337)	(6,035)
(Loss) / income from operations	(3,515)	4,452	(9,053)	(8,116)
Other income	80	—	(34)	46
Interest expense, net	21	—	(28)	(7)
Change in fair value of stock-based compensation	—	—	—	—
Gain on debt extinguishment	140	—	—	140
(Loss) / income before income tax	(3,274)	4,452	(9,115)	(7,937)
Income tax benefit / (expense)	—	—	(25)	(25)
Net (loss) income	(3,274)	4,452	(9,140)	(7,962)
Net loss attributable to non-controlling interest	—	—	—	—
Net (loss) / income attributable to Sadot Group, Inc.	(3,274)	4,452	(9,140)	(7,962)
Total assets	16,340	7,915	2,975	27,230

Liquidity and Capital Resources
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Cash	1,354	9,898
Accounts Receivable, net	52,920	135
Inventory	2,561	298
Other current assets(1)	56,016	317
Total current assets	112,851	10,648
Accounts payable and accrued expenses	50,167	1,953
Accrued stock-based compensation expense, related party	—	3,603
Notes payable, net	6,531	222
Other current liabilities(2)	47,884	837
Total current liabilities	104,582	6,615
Working capital(3)	8,269	4,033
Current ratio(4)	1.08	1.61
(1) Consists of Prepaid expenses and other current assets, Prepaid forward on carbon offsets, Forward sales derivatives and Notes receivable, current
(2) Consists of Operating lease liability, current, Deferred revenue, current and Other current liabilities
(3) Working Capital is defined as Total current assets less Total current liabilities
(4) Current ratio is defined as Total current assets divided by Total current liabilities
Availability of Additional Funds
Our main financial objectives are to prudently manage financial risk, ensure access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, borrowings under various credit facilities and term loans. At December 31, 2023, current ratio, which equals Total current assets divided by Total current liabilities, was 1.08, a decrease of 0.53, compared to current ratio of 1.61 at December 31, 2022. The decrease in current ratio was primarily due to an increase in Accounts payable and accrued expenses as well as an increase in Other current liabilities which was primarily driven by increased Deferred revenue, partially offset by the increase in Accounts receivable as well as Other current assets. At December 31, 2023, working capital, which equals Total current assets less Total current liabilities, was $8.3 million an increase of $4.2 million, compared to working capital of $4.0 million at December 31, 2022. The increase in working capital was primarily due to an increase in Accounts receivable, which was primarily driven by increased Commodity sales, the prepaid forward on carbon offset, partially offset by an increase in Accounts payable and Notes payable, current. In addition, the Company has access to additional liquidity if it is needed through an executed Standby Equity Purchase Agreement ("SEPA") for up to $25.0 million in capital whereby the Company, once the initial prepayment loan is fully paid off may submit advance requests to the lender and the lender will provide cash in consideration of shares of common stock subject to certain limitations and conditions set forth in the SEPA.
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
Sources and Uses of Cash for the Years Ended December 31, 2023 and December 31, 2022
For the years ended December 31, 2023 and 2022, we used Net cash of $13.4 million and $0.2 million, respectively, in operations. Our Net cash used for the year ended December 31, 2023, was primarily attributable to our Net loss of $8.1 million, adjusted for net non-cash expense in the aggregate amount of $9.5 million offset by $14.9 million of Net cash used in changes in the levels of operating assets and liabilities. Our Net cash used for the year ended December 31, 2022, was primarily attributable to our Net loss of $7.9 million, adjusted for net non-cash expenses in the aggregate amount of $6.2 million, partially offset by $1.6 million of Net cash used in changes in the levels of operating assets and liabilities.
For the year ended December 31, 2023, Net cash used in investing activities was $3.5 million, of which, $7.5 million was used to purchase Property and equipment, partially offset by $0.4 million, which was generated on the Disposal of property and equipment and by investment from non-controlling interest of $3.7 million. For the year ended December 31, 2022, Net cash used in investing activities was $5.4 million, of which $4.9 million was used on a deposit to purchase farmland, $0.6 million was used to purchase Property and equipment, partially offset by $0.1 million collected from loans to franchisees.
For the year ended December 31, 2023, Net cash provided by financing activities was $8.3 million, consisting of proceeds from notes payable of $11.9 million, proceeds from exercise of warrants of $2.2 million, partially offset by the repayments of notes payable of $5.7 million. For the year ended December 31, 2022, Net cash used in financing activities was $0.2 million, consisting of repayments of notes payable of $0.2 million.
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 2 – Significant accounting policies to our consolidated financial statements included as part of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with U.S. GAAP requires management to make substantial judgment or estimation in their application that may significantly affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in the ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The standard requires incremental disclosures related to reportable segments, including disaggregated expense information and the title and position of the company's chief operating decision maker ("CODM"), as identified for purposes of segment determination. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.
Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.
Item 9.A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the year ended December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on these criteria.
Changes in Internal Control over Financial Reporting
Our Company has added and will continue to add additional internal control procedures, additional resources and software to increase the internal control aspects of the company as we integrate our Sadot subsidiary into the overall business. Other than the above changes, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9.B. Other information

On February 28, 2024, the Company executed an offer of employment, effective March 1, 2024, with Fausto Plaza. This employment provides Mr. Plaza the responsibility to assist in managing the day-to-day operations of the various commodity trade and farm operations of Sadot Group. Mr. Plaza previously acted as a consultant to Sadot Latam. The consulting agreement provides for $0.5 million in annual fees and 15% profit sharing once the annual fees have been earned by Sadot. Mr. Plaza will continue to operate in this role, in addition to assisting in managing the day-to-day operations of the other commodity trade and farm operations, but as an employee of Sadot Group.
Item 9.C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
During the year ended December 31, 2023, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors and Executive Officers
Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our executive officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.
As of March 20, 2024, our current directors and executive officers and their ages are:

Name	Age	Principal Positions
Kevin Mohan (1)	50	Chief Investment Officer and Chairman of the Board
Michael J. Roper	59	Chief Executive Officer
Kenneth Miller	54	Chief Operating Officer
Jennifer Black	42	Chief Financial Officer
Aimee Infante	37	Chief Marketing Officer
Stephen A. Spanos (2)	61	Director
Jeff Carl (3)	68	Director
Benjamin Petel (4)	45	Director, Secretary
Na Yeon (“Hannah”) Oh (5)	39	Director
Ray Shankar (6)	48	Director
Marvin Yeo (7)	52	Director
Paul Sansom (8)	59	Director
Mark McKinney (9)	61	Director
David Errington (10)	45	Director
Dr. Ahmed Khan (11)	40	Director
(1)Mr. Mohan serves as the Chairman of the Board.
(2)Mr. Spanos serves as the Chairman of the Audit Committee.
(3)Mr. Carl is a member of the Compensation Committee.
(4)Mr. Petel serves as the Chairman of the Sustainability Committee.
(5)Ms. Oh is a member of the Sustainability Committee.
(6)Mr. Shankar serves as the Chairman of the Compensation Committee and is a member of the Governance Committee.
(7)Mr. Yeo is a member of the Sustainability Committee.
(8)Mr. Sansom is a member of the Audit Committee.
(9)Mr. McKinney is a member of the Compensation Committee and of the Audit Committee.
(10)Mr. Errington serves as the Chairman of the Governance Committee.
(11)Dr. Khan is a member of the Governance Committee.
Executive Officers
Kevin Mohan. Mr. Mohan has served as the Chief Investment Officer for Sadot Group Inc. (formerly Muscle Maker Inc.) since May 2018. He was instrumental in recruiting a new executive management team, and together they led the Company’s IPO in 2019. During his tenure with the Company, Mr. Mohan developed multiple financial initiatives, including the transformative agreement with Aggia LLC FZ which resulted in the formation of Sadot LLC. Mr. Mohan has more than 15 years of experience in capital markets and strategic business management. Prior to joining the Company, he served as Vice President of Capital Markets for American Restaurant Holdings Inc., a company focused on acquiring and expanding fast casual restaurant brands.
Based on his experience we have deemed Mr. Mohan fit to serve on the Board and as Chairman of the Board.
Michael J. Roper. Mr. Roper has served as Chief Executive Officer, of Sadot Group, Inc. since May 1, 2018. Mr. Roper has unique experience ranging from owning and operating several franchise locations through the corporate executive levels. From May 2015 through October 2017, Mr. Roper served as Chief Executive Officer of Taco Bueno where he was responsible for defining strategy and providing leadership to 162 company-owned and operated locations along with 23 franchised locations. From March 2014 through May 2015, Mr. Roper served as the Chief Operating Officer of Taco Bueno and from July 2013 through March 2014 as the Chief Development and Technology Officer of Taco Bueno. Prior to joining Taco Bueno, Mr. Roper was a franchise owner and operator of a IMS Barter franchise and held several roles with Quiznos Sub from 2000 to 2012 starting as a franchise owner and culminating in his appointment as the Chief Operating Officer/Executive Vice President of Operations in 2009. Mr. Roper received a Bachelor of Science in Business and General Management from Northern Illinois University.
Based on his education and extensive experience in the restaurant/franchise industry, we have deemed Mr. Roper fit to serve as our principal executive officer.
Kenneth Miller. Mr. Miller has served as Chief Operating Officer of Sadot Group, Inc. since September 26, 2018. Mr. Miller has served in the restaurant business for an extensive portion of his career. Prior to joining us as Chief Operating Officer in September 2018, Mr. Miller served as the Senior Vice President of Operations for Dickey’s BBQ Restaurant from April 2018 through September 2018 and in various capacities with Taco Bueno Restaurants, LP from October 2013 through April 2018 culminating in the position of Senior Vice President of Operations. Mr. Miller received a Bachelor of Arts in Business/Exercise Science from Tabor College in 1991.
Based on his education and extensive experience in the restaurant/franchise industry, we have deemed Mr. Miller fit to serve as our Chief Operating Officer.
Jennifer Black. Ms. Black has served as Chief Financial Officer of Sadot Group, Inc. since January 2, 2022. Ms. Black is an experienced Chief Financial Officer with a demonstrated history of working with public and private equity backed organizations. Prior to joining the Company, from September 2018 through December 2021, Ms. Black served as the Chief Financial Officer for Eagle Pressure Control LLC (“Eagle”) and Talon Pressure Control, oilfield service companies. From October 2015 through September 2018, Ms. Black served as the Controller for AG Resource Management, a private equity backed agriculture lending company, and as the Controller for Basic Energy Services, an oil and gas services company, from January 2013 through October 2015. Ms. Black has also held various other roles including Vice President of SEC reporting with OMNI American Bank and Audit Manager with RSM McGladrey. In November 2020, Eagle, as a result of various events including an oil and gas work related incident, decline of oil and gas prices and the impact from COVID-19, filed for bankruptcy protection under Subchapter V under Chapter 11 in the US Bankruptcy Court, Southern District of Texas (Houston) (Bankruptcy Petition #: 20-35474). Ms. Black is a Certified Public Accountant and a Chartered Global Management Accountant. Ms. Black received a Master of Business Administration from Jack Welch Management Institute in 2018 and Bachelor of Science in Accounting and Finance from Texas Tech University in 2003.
Based on her education and extensive experience in the financial and accounting industries, we have deemed Ms. Black fit to serve as our Chief Financial Officer.
Aimee Infante. Ms. Infante has served as the Chief Marketing Officer of Sadot Group, Inc. since May 6, 2019. Ms. Infante had previously served as the Vice President of Marketing of each of Muscle Maker Development, LLC and Muscle Maker Corp., LLC since August 25, 2017 and September 15, 2017, respectively. From June 6, 2017 to September 15, 2017, she was the Vice President of Marketing of Muscle Maker Brands Conversion, Inc. From February 2016 through June 5, 2017, she served as the Vice President of Marketing of Muscle Maker Brands, LLC, which converted into Muscle Maker Brands Conversion, Inc. on June 6, 2017. From January 2015 through January 2016, Ms. Infante served as our Director of Marketing of Muscle Maker Brands. Ms. Infante was Director of Marketing of Muscle Maker Franchising from October 2014 to January 2015. Ms. Infante was employed by Qdoba Mexican Grill in Denver, Colorado from November 2010 to April 2014, serving as Regional Marketing Specialist from November 2010 to October 2012 and Marketing Manager from October 2012 to April 2014. Ms. Infante holds a Bachelor of Science in Marketing from Rider University.
Based on her education and extensive experience in the restaurant/franchise industry, we have deemed Ms. Infante fit to serve as our Chief Marketing Officer.
Stephen A. Spanos. Mr. Spanos has provided financial and accounting consulting services for both privately held and public companies. From 2009 to 2013, Mr. Spanos served as the Chief Financial Officer of Orion Seafood International, Inc., a marketer of frozen lobster products, and as the Controller of Reef Point Systems, a provider of security solutions for converged wireless and wireline networks in the United States, from 2005 to 2013. Mr. Spanos served as an audit manager for BDO USA, LLP and as an auditor for Ernst & Young. Mr. Spanos received his MBA and BS in Business Administration, Accounting and Finance from Boston University.
Based on his education and extensive experience in financial and accounting matters, we have deemed that Mr. Spanos is fit to serve on the Board.
Jeff Carl. With 30+ years of international experience in marketing/communications, digital technology and manufacturing, Mr. Carl brings a global perspective to Sadot Group. Since February 2017, Mr. Carl has been an independent brand strategy consultant in the hospitality and retail industries. He also serves as Executive Director for Nice & Company, a San Francisco based marketing firm. Mr. Carl has previously served as Chief Marketing Officer for several private and publicly-held companies including Taco Bueno Restaurants, the Tavistock Restaurant Group, and McDonald’s Corporation – Canada/Latin America. As Corporate Vice President for McDonald’s he also led sports and entertainment partnerships as well as the licensing, design and manufacturing for the Company’s global toy program, producing 1.8 billion toys annually. Earlier in his career, Mr. Carl was Managing Director of Creata Inc., a global marketing and manufacturing agency. Mr. Carl received a BA from Wake Forest University and an MBA from University of North Carolina, Chapel Hill.
Based on his experience within the restaurant industry and due to the fact that he has held senior level executive positions with a focus on advertising and marketing, we have deemed Mr. Carl a fit to serve on the Board.
Benjamin Petel. Mr. Petel has been engaged as a Business Development Specialist in the global agricultural commodity trading field for the past decade. His experience spans across the various aspects of international commodity trading, finance and operations. In addition, Mr. Petel has worked in other fields as a Business Development and strategic networking expert, initiating and executing multi-million dollar projects across the globe. Since 2019, Mr. Petel has been engaged as a Business Development Specialist and consultant to various agriculture and food companies in capacities ranging from corporate finance and M&A to commercial development and operational control. In addition, from 2015 and until 2019, Mr. Petel served as a strategic networking specialist in various fields and industries. Mr. Petel received a Bachelor of Arts in Business Administration and General Management from Bar-Ilan University in 2014.
Based on his experience within the commodity trading industry, the Company has deemed Mr. Petel as a fit to serve on the Board.
Na Yeon (“Hannah”) Oh. Ms. Oh boasts over 15 years of hands-on experience in commercial leadership and sustainability advocacy, with a distinguished career at Bayer where she held numerous leadership positions. Throughout her tenure, she served as Head of Marketing, spearheading impactful campaigns; led Data and Digitalization initiatives, driving organizational transformations; managed Supply Chain operations, ensuring efficiency and resilience; and developed Climate Strategies, addressing the future of regenerative farming practices.

Recognized as a driving force for positive change, Ms. Oh is deeply committed to fostering connections between agri-food and climate technology startups, philanthropic foundations, and impact capital. As an advisory board member to multiple startups, she provides strategic guidance and support, leveraging her extensive experience to nurture and accelerate their growth trajectory.

Currently, as the co-founder and investor at IXO, Ms. Oh is focused on setting new standards using blockchain and AI to bring transparency and integrity through high-definition impact data and outcome-focused investment strategies. Leveraging IXO's real-time digital Measurement, Reporting, and Verification capabilities, Ms. Oh and her team brings new governance models around verification and origination of carbon credits through technology- based solutions.
Based on her experience within the agri-food industry, the Company has deemed Ms. Oh as a fit to serve on the Board.
Ray Shankar. Mr. Shankar has been a Partner since 2019 at Oon & Bazul LLP, a prominent regional law firm where he manages the Private Wealth and Family Office Practice. He routinely advises ultra-high net worth families on the structuring of their family offices, tax and immigration incentive applications as well as legacy planning. Mr. Shankar specializes in advising on the establishment of family offices, which includes legacy and estate planning, wills, trusts, family charters/constitutions, tax efficient structures and succession planning. Prior to joining Oon & Bazul LLP, Mr. Shankar served as the Managing Director of Ring City Limited, a group of operating companies in various sectors. Mr. Shankar received his Bachelor of Laws (LLB) from the National University of Singapore.
Based on his legal, finance and business experience, the Company has deemed Mr. Shankar as a fit to serve on the Board.

Marvin Yeo. Mr. Yeo is an experienced executive with over 25 years of experience in the finance industry. From 2014 through present, Mr. Yeo has served as the founding partner of Golden Rock Capital, a pan-Asia focused strategic advisory firm that focuses on mergers and acquisitions, corporate finance and private equity. Prior to founding Golden Rock Capital, Mr. Yeo held a number of rolls with Frontier Investment & Development Partners, Asian Development Bank, Barclays Capital, Nomura International and Deutsche Bank. Mr. Yeo received his Bachelor of Engineering from Monash University, Chartered Financial Analyst certificate from the CFA Institute and an MBA from Insead.
Based on his finance and business experience, the Company has deemed Mr. Yeo as a fit to serve on the Board.
Paul Sansom. Mr. Sansom is a qualified UK Chartered Accountant and member of UK Association of Corporate Treasurers. He has over 30m years experience in blue chip finance roles in various industries, including PepsiCo and BMW plus operational partner in Private Equity funds within the Middle East. He has held CEO / General Manager roles within family owned businesses in Middle East and West Africa.

He currently is a senior partner with a Private Equity fund in the Middle East, a Board Director for a electricity generator within the UK and Board Director for portfolio companies within the Private Equity Fund. He acts as Audit Chair within one of the privately held businesses. Paul holds a BA (Hons) Economics.
Based on his start-up, finance and business experience, the Company has deemed Mr. Sansom as a fit to serve on the Board.
Mark McKinney. Mr. McKinney brings more than 30 years of domestic and international C-Level experience across various industries, six countries and three continents. Most recently, Mr. McKinney served as Chief Operating Officer of Local Bounti, a leading Ag-tech company specializing in indoor farming. During his tenure, Mr. McKinney was instrumental in the successful execution of the company’s initial public offering on the NYSE, establishing Local Bounti as a key player in the industry. Prior to Local Bounti, from 2018 to 2021, Mr. McKinney was Chief Operating Officer at Fruit Growers (Sunkist Cooperative) where he managed multiple business verticals and supply chain operations supporting 39 packing houses and thousands of Sunkist growers. From 2015 through 2017, Mr. McKinney was CEO of Al Ghurair Foods, where he managed nine business lines with operations in four countries. From 1993 to 2015, Mr. McKinney served in various senior roles at the Dole Food Company, including Senior Director positions in Dole Asia, Ltd. and Dole Europe S.A., President and Managing Director of Dole Thailand and President of Dole Packaged Foods Asia. Mr. McKinney’s career includes several Board and Advisory roles. He holds an MBA from Claremont University’s Peter F. Drucker Graduate Management Center and a Bachelor of Science degree in Chemical Engineering from California Polytechnic University, Pomona.
Based on his international, supply chain support and business experience, the Company has deemed Mr. McKinney as a fit to serve on the Board.
David Errington. Mr. Errington brings more than 20 years of experience in Sustainability and Environmental Sector with 13 years regional expertise in the Gulf Cooperation Council, including KSA, Bahrain, Qatar, Kuwait, UAE and Oman. Since January 2020, Mr. Errington has served as the Head of Engineering / Senior Technical Resource Manager for the Saudi Investment Recycling Company. From January 2014 through December 2019, Mr. Errington was employed by Ecolog International FZE, a leading provider of supply chain, construction, technology, facility management and environmental services, providing turnkey and customized solutions to governments and defense, humanitarian organizations and commercial clients in the sectors of oil & gas, mining, energy and infrastructure projects. Mr. Errington received a BSc (Hons) Chemistry from the University of Durham.
Based on his sustainability and environmental sector business experience, the Company has deemed Mr. Errington as a fit to serve on the Board.
Ahmed Khan, EngD. Dr. Khan brings more than 15 years of experience in research and development (R&D) and operations, with experience in various sectors, including waste/environmental management and the automotive sector. Most recently, Dr. Khan led a team of engineers and laboratories at Saudi Investment Recycling Company, which advises government agencies on waste management strategies and ensures compliance with regulatory bodies. Prior to Saudi Investment Recycling Company, Dr. Khan held several leadership positions including R&D Technical Director at Guilford Europe where he was responsible for ensuring planning and direction of technical and innovation programs, including design validation planning and technical oversight. He also held several positions at UtilEco Middle East including the role of R&D Director where he was responsible for planning and direction of technical and customer-led programs. Dr. Khan holds a Doctorate in Biochemical Engineering and a Masters of Research, Biochemical as well as a Bachelor of Science, Biochemistry and Bachelor of Engineering, Biochemical.
Based on his research and development and environmental management experience, the Company has deemed Dr. Khan as a fit to serve on the Board.

Family Relationships
There are no family relationships among any of our executive officers and directors.
Corporate Governance
Board of Directors and Board Committees
Our stock (symbol: SDOT) is listed on the NASDAQ capital market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable NASDAQ rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.
Our board of directors currently consists of 11 members. Our board of directors has determined that Paul Sansom, Stephen Spanos, Jeff Carl, Hannah Oh. Ray Shankar, Marvin Yeo, Mark McKinney, David Errington and Dr. Ahmed Khan qualify as independent directors in accordance with the NASDAQ Capital Market, or NASDAQ listing requirements. Kevin Mohan and Benjamin Petel are not considered independent as they operate in the day to day operational decisions of the Company. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least 3 years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
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
Committees of the Board of Directors
The Board of Directors has already established an Audit Committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”), a Sustainability Committee (the "Sustainability Committee") and a Nominating and Corporate Governance Committee (“Governance Committee”). The composition and function of each committee are described below.
Audit Committee
The Audit Committee has three members, including Messrs. McKinney, Spanos and Sansom. Mr. Spanos serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

Our Audit committee is authorized to:
•approve and retain the independent auditors to conduct the annual audit of our financial statements;
•review the proposed scope and results of the audit;
•review and pre-approve audit and non-audit fees and services;
•review accounting and financial controls with the independent auditors and our financial and accounting staff;
•review and approve transactions between us and our directors, officers and affiliates;
•recognize and prevent prohibited non-audit services; and
•establish procedures for complaints received by us regarding accounting matters; oversee internal audit functions, if any.
Compensation Committee
The Compensation Committee has three members, including Messrs. Carl, McKinney and Shankar. Mr. Shankar serves as the chairman of the Compensation Committee.
Our Compensation Committee is authorized to:
•review and determine the compensation arrangements for management;
•establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
•administer our stock incentive and purchase plans; and
•review the independence of any compensation advisers.
Sustainability Committee
The Sustainability Committee has three members, including Messrs. Petel, Yeo, and Ms. Oh. Mr. Patel serves as the chairman of the Sustainability Committee.
Our Sustainability Committee's duties include reviewing and making recommendations to the Board on, the Company's policy and performance in relation to sustainability-related matters, including:
•health and safety;
•process safety;
•the environment;
•climate change;
•human rights;
•historical cultural heritage and land access;
•community relations;
•ESG and impact initiatives and implementation.

Nominating and Corporate Governance Committee
The Governance Committee has three members, including Messrs. Errington, Khan and Shankar. Mr. Errington serves as the chairman of the Governance Committee.
The functions of our Governance Committee, among other things, include:
•identifying individuals qualified to become board members and recommending director;
•nominees and board members for committee membership;
•developing and recommending to our board corporate governance guidelines;
•review and determine the compensation arrangements for directors; and
•overseeing the evaluation of our board of directors and its committees and management.
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
Board Diversity Matrix (as of December 31, 2023):
The Board believes that a diverse membership having a variety of skills, styles, experience and competencies is an important feature of a well-functioning board. Accordingly, the Board believes that diversity of viewpoints, backgrounds and experience (inclusive of gender, age, race and ethnicity) should be a consideration in Board succession planning and recruiting. In recent years, the Governance Committee has taken this priority to heart in its nominations process, and the diversity of the Board has grown significantly. The Nasdaq Stock Market, LLC Listing Rules’ (the “NASDAQ Listing Rules”) objective for listed companies to have at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an underrepresented minority or LGBTQ+. The chart below provides certain information regarding the diversity of the Board as of December 31, 2023.

Total Number of Directors	Male	Female	Gender undisclosed
Part I: Gender Identity
Directors	9	1	1
Part II: Demographic Background
White	6	—	—
Asian	3	1	—
Two or more races or ethnicities	—	—	—
Did not disclose demographic background	—	—	1
LGBTQ+	—	—	—
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
To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023, filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2023.
During the year ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 11. Executive Compensation
Summary Compensation Table
The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2023 and 2022 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2023 and whose total compensation for the 2023 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2023, (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

	Year	Salary	Bonus[1]	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		$’000	$’000	$’000		$’000		$’000	$’000	$’000	$’000
Michael J. Roper
Chief Executive Officer of Sadot Group, Inc.	2023	350	225	131	[2]	76	[3]	—	—	—	782
	2022	350	175	—		24	[4]	—	—	—	549

Jennifer Black
Chief Financial Officer of Sadot Group, Inc.	2023	264	225	65	[5]	76	[6]	—	—	—	630
	2022	186	95	11		10	[7]	—	—	—	302

Kevin Mohan
Chief Investing Officer of Sadot Group, Inc.	2023	200	200	131	[8]	76	[9]	—	—	—	607
	2022	196	150	—		18	[10]	—	—	—	364
1 Bonuses are earned in the year noted and paid out within the first three months of the subsequent year.
2 Michael Roper was granted restricted stock awards on December 19, 2023, to acquire 0.3 million shares of common stock, vesting quarterly over twelve quarters, commencing March 31, 2024.
3 Michael Roper was granted a stock options to acquire a 31.1 thousand shares and 0.1 million shares of common stock on May February 27, 2028 and March 15, 2028, respectively.
4 Michael Roper was granted a stock option to acquire 0.1 million shares of common stock on May 2, 2022.
5 Jennifer Black was granted restricted stock awards on December 19, 2023, to acquire 0.2 million shares of common stock, vesting quarterly over twelve quarters, commencing March 31, 2024.
6 Jennifer Black was granted a stock option to acquire 0.1 million shares of common stock on February 27, 2023.
7 Jennifer Black was granted a stock options to acquire 20.0 thousand shares and 25.0 thousand shares of common stock on May 2, 2022 and October 10, 2022, respectively.
8 Kevin Mohan was granted restricted stock awards on December 19, 2023, to acquire 0.3 million shares of common stock, vesting quarterly over twelve quarters, commencing March 31, 2024.
9 Kevin Mohan was granted a stock option to acquire 0.1 million shares of common stock on February 27, 2023.
10 Kevin Mohan was granted a stock option to acquire 0.1 million shares of common stock on May 2, 2022.

A summary of option activity during the years ended December 31, 2023 and 2022 is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2021	5.00	100,000	1.91	—
Issued	0.41	337,500	4.40	12
Exercised	—	—	N/A	—
Forfeited	—	(25,000)	N/A	—
Outstanding, December 31, 2022	1.52	412,500	3.53	—
Issued	1.51	600,000	5.42	156
Exercised	—	—	N/A	—
Forfeited	3.40	(185,000)	N/A	—
Outstanding, December 31, 2023	1.09	827,500	4.26	—
Expected to vest, December 31, 2023	1.14	605,609	4.23	—
Exercisable, December 31, 2023	0.98	221,891	4.34	—
On February 27, 2023, we issued options to purchase an aggregate of 0.5 million shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On March 15, 2023, we issued options to purchase 0.1 million shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On November 27, 2023, there were 0.1 million shares forfeited upon the expiration of the options.
On December 21, 2023, there were 0.1 million shares forfeited upon the departure of board members.
Employment Agreements
Michael Roper
On November 16, 2022, the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $0.4 million. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually. Mr. Roper received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 18 months following the second anniversary of the Roper Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Roper Agreement will automatically terminate and the prior employment agreement will again be in full effect.
Jennifer Black
On March 21, 2023, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at will basis. During the term of the Black Agreement,

Ms. Black is entitled to a base salary at the annualized rate of $0.3 million. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Ms. Black received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Black Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Black Agreement will automatically terminate, and the prior employment agreement will again be in full effect.
Kenneth Miller
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kenn Miller (the “Miller Agreement”), which replaced his prior employment agreement. Pursuant to the Miller Agreement, Mr. Miller will continue to be employed as Chief Operating Officer of the Company on an at will basis. During the term of the Miller Agreement, Mr. Miller is entitled to a base salary at the annualized rate of $0.3 million. Mr. Miller will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Miller will be entitled to an additional bonus of $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Miller is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Miller is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Miller will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 12 months following the second anniversary of the Miller Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Miller Agreement will automatically terminate and the prior employment agreement will again be in full effect.
Kevin Mohan
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan will continue to be employed as Chief Investment Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Mohan is entitled to a base salary at the annualized rate of $0.2 million. Mr. Mohan will be eligible for a discretionary performance bonus up to 75% of his annual salary. Mr. Mohan received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Mohan is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Mohan Agreement will automatically terminate, and the prior employment agreement will again be in full effect.
Aimee Infante
On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will continue to be employed as Chief Marketing Officer of the Company on an at will basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $0.2 million. Ms. Infante will be eligible for a discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante will be entitled to an additional bonus of $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante

Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Infante Agreement will automatically terminate, and the prior employment agreement will again be in full effect.
Elements of Compensation
Base Salary
Messrs. Roper, Miller, Mohan, and Mmes. Black and Infante received a fixed base salary in an amount determined in accordance with their then employment agreement with Sadot Group, Inc., and based on a number of factors, including:
•The nature, responsibilities and duties of the officer’s position;
•The officer’s expertise, demonstrated leadership ability and prior performance;
•The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
•The competitiveness of the market for the officer’s services.
Bonus
Messrs. Roper, Mohan, Miller, and Mmes. Black and Infante earned discretionary performance-based bonuses during the years ended December 31, 2023, and 2022, pursuant to their employment agreements.
Restricted Stock Award
In fiscal year 2023, we issued 1.0 million shares of our restricted common stock, with a fair value of $0.3 million, to three members of our executive team.
Stock Options
On May 2, 2022, we issued options to purchase an aggregate of 0.3 million shares of our common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on June 30, 2022.
On October 10, 2022, we issued options to purchase 25.0 thousand shares of our common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on December 31, 2022.
On February 27, 2023, we issued options to purchase an aggregate of 0.5 million shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On March 15, 2023, we issued options to purchase 0.1 million shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
Equity Incentive Plans
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1.5 million shares of common stock for issuance. As of the date of the issuance of these Consolidated Financial Statements 0.7 million shares have been issued and 0.8 million option to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 2.5 million shares of common stock for issuance. As of the date of the issuance of these Consolidated Financial Statements 2.4 million shares of common stock for issuance have been issued and 0.1 million option to purchase shares have been awarded under the 2023 Plan.
2024 Plan
The Company’s board of directors and shareholders approved and adopted on October 27, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 7.5 million shares of common stock for issuance. As of December 31, 2023, no shares have been issued under the 2024 Plan.
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
Number of Shares Authorized
Up to approximately 1.5 million shares of common stock may be issued pursuant to awards granted under the 2021 Plan, 2.5 million under the 2023 Plan and 7.5 million under the 2024 Plan.
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

Equity Compensation Plan Information
The following table provides information, as of December 31, 2023, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	No. of securities to be issued upon exercise of outstanding options under the plan	Weighted-average exercise price of outstanding options under the plan	No. of securities remaining available for future issuance
		$
2024 Equity compensation plans approved by security holders	—	—	7,500,000
2023 Equity compensation plans approved by security holders	68,928	1.51	—
2021 Equity compensation plans approved by security holders	843,572	1.10	—
Equity compensation plans not approved by security holders	—	—	—
Total	912,500	2.61	7,500,000
Director Compensation
Through the third quarter of 2022 the board members were eligible for cash compensation of $12.0 thousand per year to be paid quarterly within 30 days of the close of each quarter. On November 11, 2022, the board of directors approved a new board compensation plan that would increase the cash compensation to $22.0 thousand to be paid quarterly within 30 days of the close of each quarter, which was retroactively applied for the full fourth quarter of 2022.
In addition, on an ongoing basis pursuant to the approved board compensation plan each director will receive $8.0 thousand in value of common stock per year for service as director, $6.0 thousand in value of shares of common stock per year for service on each committee and $4.0 thousand in value of shares of common stock per year for service as chair for such committee. The number of shares to be issued would be based upon the closing price of the last trading date of each calendar quarter. The shares of common stock for committee service will be limited to two committees.
Kevin Mohan is an employee-director and does not receive compensation for serving in his role as a director or Chairman of the Board.

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2023:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Stephen A. Spanos	22	37	38	—	—	—	97
A.B. Southall III	22	33	38	—	—	—	93
Paul L. Menchik	22	43	38	—	—	—	103
Jeff Carl	22	43	38	—	—	—	103
Major General (Ret) Malcolm B. Frost	22	33	38	—	—	—	93
Phillip Balatsos	22	39	38	—	—	—	99
Benjamin Petel	17	58	—	—	—	—	75
Na Yeon (“Hannah”) Oh	13	4	—	—	—	—	17
Ray Shankar	13	4	—	—	—	—	17
Marvin Yeo	10	4	—	—	—	—	14
Paul Sansom	10	4	—	—	—	—	14
Mark McKinney	7	2	—	—	—	—	9
David Errington	7	2	—	—	—	—	9
Dr. Ahmed Khan	7	2	—	—	—	—	9
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about the beneficial ownership of our common stock at March 20, 2024, for:
•each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;
•each of our named executive officers;

•each of our directors; and
•all of our executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or upon conversion of a security that are either exercisable or convertible on or before a date that is 60 days after March 20, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Except as otherwise noted below, the address for persons listed in the table is c/o Sadot Group, Inc., 1751 River Run, Suite 200, Fort Worth, Texas 76107.
The percentage ownership information shown in the column labeled “Percentage of shares outstanding” is based upon 51,752,691 shares of common stock outstanding as of March 20, 2024.

Name of beneficial owner	Number of shares beneficially owned (1)	Percentage of shares outstanding prior to offering (1)
5% Stockholders:
Aggia LLC FZ (2)	12,492,069	24.43%
Armistice Capital LLC (3)	3,201,897	6.26%
Directors and Named Executive Officers:
Kevin Mohan (4)	524,537	*
Michael J. Roper (5)	523,015	*
Jennifer Black (6)	251,300	*
Kenneth Miller (7)	80,892	*
Aimee Infante (8)	40,852	*
Stephen Spanos (9)	147,515	*
Jeff Carl (10)	160,625	*
Ray Shankar (11)	10,151	*
Hannah Oh (12)	10,151	*
Benjamin Petel (13)	131,397	*
Marvin Yeo (14)	9,361	*
Paul Sansom (15)	9,361	*
Mark McKinney (16)	8,143	*
David Errington (17)	35,143	*
Dr. Ahmed Khan (18)	10,881	*
All executive officers and directors as a group (15 persons)	1,953,324	3.82%
*Denotes less than 1%
(1)Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon (i) the exercise of stock options that will become exercisable within 60 days of March 20, 2024, (ii) the conversion of the convertible promissory notes into shares of our common stock, and (iii) the exercise of warrants that will become exercisable within 60 days of March 21, 2023. Shares of common stock issuable pursuant to the foregoing methods are deemed outstanding for purposes of calculating the percentage of beneficial ownership of the person or entity holding such securities. Accordingly, the total percentages of beneficial ownership are in excess of one hundred percent (100%).
(2)Aggia LLC FZ beneficially owns 12.5 million shares of common stock of the Company.
(3)Armistice Capital LLC beneficially owns 3.2 million shares of common stock of the Company which are subject to presently exercisable purchase warrants. Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”) holds 3.2 million shares of common stock issuable upon exercise of Warrants at an exercise price of $1.385. Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address of the Master Fund is c/o Armistice Capital, LLC, 510 Madison Ave, 7th Floor, New York, NY 10022.
(4)Kevin Mohan beneficially owns (i) indirectly 5.6 thousand shares of common stock of the Company through various family members that reside in the same household as Kevin Mohan and (ii) directly 0.4 million shares of common stock of Sadot Group Inc, for serving in various roles in the Company, (iii) 33.0 thousand shares of common stock of the Company purchased on the open market and (iv) directly 55.0 thousand shares of vested but unexercised stock options.
(5)Michael J. Roper beneficially owns directly 0.5 million shares of common stock of the Company (i) 0.4 million shares of common stock of Sadot Group Inc. for serving as the Chief Executive Officer of the Company and (ii) 58.0 thousand shares of common stock of the Company purchased on the open market and (iii) 65.0 thousand shares of vested but unexercised stock options.
(6)Jennifer Black beneficially owns directly 0.2 million shares of common stock of the Company (i) 0.2 million shares of common stock of Sadot Group Inc. for serving as the Chief Financial Officer of the Company, (ii) 41.0 thousand shares of common stock of the Company purchased on the open market and (iii) 41.0 thousand shares of vested but unexercised stock options.
(7)Kenneth Miller beneficially owns directly 80.9 thousand shares of common stock of the Company (i) 32.0 thousand shares of common stock of the Company for serving as Chief Operating Officer of the Company, (ii) 10.0 thousand shares of common stock of the Company purchased on the open market and (iii) 39.0 thousand shares of vested but unexercised stock options.
(8)Aimee Infante beneficially owns directly 40.1 thousand shares of common stock of the Company (i) 3.0 thousand shares of common stock for serving as the Chief Marketing Officer of the Company, (ii) 3.0 thousand shares of common stock of the Company purchased on the open market and (iii) 36.0 thousand shares of vested but unexercised stock options.
(9)Stephen Spanos beneficially owns directly 0.1 million shares of common stock of the Company (i) 0.1 million shares of common stock of the Company for services rendered as a board of director member, (ii) 15.0 thousand of the common stock of through purchase on the open market and (iii) 6.0 thousand shares of vested but unexercised stock options.
(10)Jeff Carl beneficially owns directly 0.2 million shares of common stock of the Company (i) 0.2 million shares of common stock of the Company for services rendered as a board of director member and (ii) 6.0 thousand shares of vested but unexercised stock options.

(11)Ray Shankar beneficially owns directly shares of common stock of the Company (i) 10.0 thousand shares of common stock of the Company (i) 10.0 thousand shares of common stock of the Company for services rendered as a board of director member.
(12)Hannah Oh beneficially owns directly shares of common stock of the Company (i) 10.0 thousand shares of common stock of the Company (i) 10.0 thousand shares of common stock of the Company for services rendered as a board of director member.
(13)Benjamin Petel beneficially owns directly shares of common stock of the Company (i) 0.1 million shares of common stock of the Company (i) 0.1 million shares of common stock of the Company for services rendered as a board of director member and consulting services.
(14)Marvin Yeo beneficially owns directly shares of common stock of the Company (i) 9.0 thousand shares of common stock of the Company (i) 9.0 thousand shares of common stock of the Company for services rendered as a board of director member.
(15)Paul Sansom beneficially owns directly shares of common stock of the Company (i) 9.0 thousand shares of common stock of the Company (i) 9.0 thousand shares of common stock of the Company for services rendered as a board of director member.
(16)Mark McKinney beneficially owns directly shares of common stock of the Company (i) 8.0 thousand shares of common stock of the Company (i) 8.0 thousand shares of common stock of the Company for services rendered as a board of director member.
(17)David Errington beneficially owns directly shares of common stock of the Company (i) 35.0 thousand shares of common stock of the Company (i) 8.0 thousand shares of common stock of the Company for services rendered as a board of director member and (ii) 27.0 thousand shares of common stock of the Company purchased on the open market.
(18)Dr. Ahmed Khan beneficially owns directly shares of common stock of the Company (i) 11.0 thousand shares of common stock of the Company (i) 8.0 thousand shares of common stock of the Company for services rendered as a board of director member and (ii) 3.0 thousand shares of common stock of the Company purchased on the open market.
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
•any of our directors, director nominees or executive officers;
•any beneficial owner of more than 5% of our outstanding stock; and
•any immediate family member of any of the foregoing.
Our Audit Committee will review any financial transaction, arrangement or relationship that:
•involves or will involve, directly or indirectly, any related party identified above;
•would cast doubt on the independence of a director;
•would present the appearance of a conflict of interest between us and the related party; or
•is otherwise prohibited by law, rule or regulation.

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
See Employment Agreements for Messrs. Roper, Miller, Mohan and Mmes. Black and Infante in Item 11. Executive Compensation.
Transactions with Officers, Directors and Executives of Sadot Group
On January 6, 2022, we issued an aggregate of 39.6 thousand shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2021.
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
On February 10, 2022, we entered into an Employment Agreement with Michael Roper effective February 14, 2022, which replaced his prior employment agreement. Pursuant to the Employment Agreement, Mr. Roper will continue to be employed as our Chief Executive Officer on an at will basis. During the term of the Employment Agreement, Mr. Roper will be entitled to a base salary at the annualized rate of $0.4 million, which will be increased to $0.4 million upon the one-year anniversary. Mr. Roper will be eligible for a discretionary performance bonus to be paid in cash or equity. Within 90 days of the effective date, we will issue Mr. Roper stock options to receive 0.1 million shares of common stock which will vest over a term of five years. If Mr. Roper is terminated by us for any reason other than cause, including termination without cause in connection with a change in control, Mr. Roper will be entitled to a severance package of 18 months of salary and health and dental benefits paid in accordance with our payroll schedule, but subject to the execution of a valid release in favor of us and our related parties.
On February 10, 2022, we entered into a letter agreement with Kevin Mohan, Chief Investment Officer, providing that Mr. Mohan will continue to be engaged by us on an at-will basis with a base salary at the annualized rate of $0.2 million effective February 14, 2022. Mr. Mohan will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, we will issue Mr. Mohan stock options to receive 0.1 million shares of common stock which will vest over a term of five years. If Mr. Mohan is terminated by us for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with our payroll schedule and insurance program, but subject to the execution of a valid release in favor of us and our related parties.
On February 9, 2022, we entered into a letter agreement with Kenn Miller, Chief Operations Officer, providing that Mr. Miller will continue to be engaged by us on an at-will basis with a base salary at the annualized rate of $0.3 million effective February 14, 2022. Mr. Miller will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 75% of his salary. Within 90 days of the effective date, we will issue Mr. Miller stock options to receive 0.1 million shares of common stock which will vest over a term of five years. If Mr. Miller is terminated by us for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of 12 months of salary and health and dental benefits paid in accordance with our payroll schedule and insurance program, but subject to the execution of a valid release in favor of us and our related parties.
On February 9, 2022, we entered into a letter agreement with Aimee Infante, Chief Marketing Officer, providing that Ms. Infante will continue to be engaged by us on an at-will basis with a base salary at the annualized rate of $0.2 million effective February 14, 2022. Ms. Infante will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of her salary. Within 90 days of the effective date, we will issue Ms. Infante stock options to receive 42.5 thousand shares of common stock which will vest over a term of five years. If Ms. Infante is terminated us for any reason other than cause, including termination without cause in connection with a change in control, she will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with the our payroll schedule and insurance program, but subject to the execution of a valid release in favor of us and our related parties.
On February 9, 2022, we entered into a letter agreement with Ferdinand Groenewald, Chief Accounting Officer, providing that Mr. Groenewald will continue to be engaged by us on an at-will basis with a base salary at the annualized rate of $0.2 million effective February 14, 2022. Mr. Groenewald will be eligible for a discretionary performance bonus to be paid in cash or equity of up to 25% of his salary. Within 90 days of the effective date, we will issue Mr. Groenewald stock options to receive 25.0 thousand shares of common stock which will vest over a term of five years. If Mr. Groenewald is terminated by us for any reason other than cause, including termination without cause in connection with a change in control, he will be entitled to a severance package of six months of salary and health and dental benefits paid in accordance with our payroll schedule and insurance program, but subject to the execution of a valid release in favor of us and our related parties.
On March 31, 2022, we issued an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2022.
On April 4, 2022, we issued 20.0 thousand shares of common stock to a member of the executive team per the employment agreement.
On May 2, 2022, we issued options to purchase an aggregate of 0.3 million shares of common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on June 30, 2022.
On June 21, 2022, we advised Ferdinand Groenewald that the position of Chief Accounting Officer has been eliminated. Mr. Groenewald continued his employment with us through July 29, 2022, at which time he became entitled to the severance for termination without cause as outlined in the letter agreement between us and Mr. Groenewald dated February 9, 2022. Mr. Groenewald forfeited 25.0 thousand options upon his departure as an officer.
On July 14, 2022, we issued an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2022.
On October 10, 2022, we issued options to purchase 25.0 thousand shares of common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on December 31, 2022.
On October 12, 2022, we issued an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2022.
On January 5, 2023, we issued an aggregate of 31.3 thousand shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.
On February 27, 2023, we issued options to purchase an aggregate of 0.5 million shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On March 15, 2023, we issued options to purchase 0.1 million shares of our common stock. The options had an exercise price of $1.505 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
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
On March 27, 2023, the Company authorized the issuance of 2.8 million shares of common stock to a consultant for services rendered.
On April 5, 2023 the Company authorized the issuance of 29.7 thousand shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023.
On May 10, 2023 the Company authorized the issuance of 0.1 million shares of common stock to a consultant for services rendered.
On May 25, 2023, the Company authorized the issuance of 2.7 million shares of common stock to a consultant for services rendered.
On June 30, 2023, the Company vested 0.9 million shares of common stock to a consultant for services rendered.
On July 11, 2023, the Company authorized the issuance of an aggregate of 32.9 thousand shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2023.
On July 14, 2023, the Company issued $8.9 million Restricted Share Awards, with an effective issuance date of April 1, 2023.
On July 27, 2023, the Company authorized the issuance of 2.2 million shares of common stock to Altium in exchange for the exercise of warrants.
On August 15, 2023, the Company authorized the issuance of 0.1 million shares of common stock to a consultant for services rendered.
On September 25, 2023, the Company authorized the issuance of 0.2 million shares of common stock in fees to a consultant for services rendered related to the SEPA.
On September 30, 2023, the Company vested 0.5 million shares of common stock to to a consultant for services rendered.
On October 2, 2023, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2023.
On October 20, 2023, the Company authorized the issuance of 0.1 million shares of common stock to consultants for services rendered.
On November 6, 2023, the Company authorized the issuance of 0.1 million shares of common stock in connection with the conversion of note payables.
On November 14, 2023, the Company authorized the issuance of 0.2 million shares of common stock in connection with the conversion of note payables.
On November 29, 2023, the Company authorized the issuance of 0.2 million shares of common stock in connection with the conversion of note payables.
On December 13, 2023, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of note payables.
On December 19, 2023, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of note payables.
On December 19, 2023, the Company issued 2.0 million RSA's to certain members of the board of directors, consultants and employees. Total RSA vested as a result of the departure of certain members of the board of directors were 0.2 million for 2023. The remaining RSA vest ratably over 12 quarters with the first vesting starting on March 31, 2024.

At December 31, 2023, there were 9.1 million restricted share awards outstanding.
On December 31, 2023, the Company vested 0.2 million shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.
On January 4, 2024, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023. The Company accrued for the liability as of December 31, 2023.
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
Item 14. Principal Accountant Fees and Services
Kreit & Chiu CPA LLP has served as our independent registered public accountants for the years ended December 31, 2023 and 2022.
The following is a summary of the fees billed or expected to be billed to us by our independent registered public accountants, for professional services rendered by Kreit & Chiu CPA LLP for the fiscal years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	$’000	$’000
Audit fees (1)	277	265
Audit-related fees (2)	—	2
	277	267
(1)Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our Consolidated Financial Statements for the fiscal years ended December 31, 2023 and 2022 and in connection with the filing of our Form 10-K, Form 10-Qs and multiple Forms S-1 and Forms S-3s.
(2)Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”
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

3.5+	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed on March 7, 2023)

3.6+	Articles of Merger (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 26, 2023).

4.1+	Form of Warrant to Purchase Common Stock dated April 9, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.2+	Form of Pre-Funded Warrant to Purchase Common Stock dated April 9, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

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

4.7+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2022)

4.8+	2023 Equity Incentive Plan

4.9*	Description of Securities

4.10+	Form of Additional Warrant – Altium Growth Fund Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 27, 2023.)

10.1+
Form of Securities Purchase Agreement, dated April 7, 2021, between Muscle Maker, Inc. and the Purchaser* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

10.2+
Form of Securities Purchase Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

10.3+
Form of Registration Rights Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

10.4+
Form of Securities Purchase Agreement, dated April 7, 2021, between Muscle Maker, Inc. and the Purchaser* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

10.5+	Form of Director Agreement dated July 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019)

10.6+
Services Agreement between Muscle Maker, Inc., Sadot LLC and Aggia LLC FC dated November 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.7+
Addendum 1 to Services Agreement between Muscle Maker, Inc., Sadot LLC and Aggia LLC FC dated November 17, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.8+	Limited Liability Operating Agreement of Sadot LLC dated November 16, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.9+
Executive Employment Agreement between Muscle Maker, Inc. and Michael Roper dated November 16, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.10+
Executive Employment Agreement between Muscle Maker, Inc. and Jennifer Black dated November 16, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.11+
Executive Employment Agreement between Muscle Maker, Inc. and Kevin Mohan dated November 16, 2022 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.12+
Executive Employment Agreement between Muscle Maker, Inc. and Kenn Miller dated November 16, 2022 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.13+
Executive Employment Agreement between Muscle Maker, Inc. and Aimee Infante dated November 16, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.14+
Standby Equity Purchase Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.15+	Form of Convertible Promissory notes issued to YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.16+
Global Guaranty Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.17+
Registration Rights Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.18+
Addendum 2 to the Service Agreement entered between Muscle Maker Inc., Sadot LLC and Aggia LLC FX dated July 14, 2023 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2023)

21.1*	List of Subsidiaries

23.1*	Consent of Kreit & Chiu CPA LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy for the Recovery of Erroneously Awarded Compensation adopted February 1, 2024

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†Includes management contracts and compensation plans and arrangements

*Filed herewith.
+Previously filed.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADOT GROUP, INC

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: March 20, 2024		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Michael J. Roper	Chief Executive Officer
Michael J. Roper	(Principal Executive Officer)

/s/ Jennifer Black	Chief Financial Officer
Jennifer Black	(Principal Financial Officer)

/s/ Kevin Mohan	Chief Investment Officer
Kevin Mohan	Chairman of the Board

/s/ Stephen A. Spanos	Director
Stephen A. Spanos

/s/ Jeff Carl	Director
Jeff Carl

/s/ Benjamin Petel	Director
Benjamin Petel	Secretary

/s/ Na Yeon Oh	Director
Na Yeon Oh

/s/ Ray Shankar	Director
Ray Shankar

/s/ Marvin Yeo	Director
Marvin Yeo

/s/ Paul Sansom	Director
Paul Sansom

/s/ Mark McKinney	Director
Mark McKinney

/s/ David Errington	Director
David Errington

/s/ Dr. Ahmed Khan	Director
Dr. Ahmed Khan

Sadot Group, Inc.
Annual Report on Form 10-K
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Sadot Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sadot Group, Inc. as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sadot Group, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Sadot Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Sadot Group, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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
/s/ Kreit & Chiu CPA LLP

We have served as Sadot Group, Inc.'s auditor since 2021.
New York, NY
March 20, 2024

Sadot Group, Inc.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	$’000	$’000
ASSETS
Current assets:
Cash	1,354	9,898
Accounts receivable, net of allowance for doubtful accounts of $0.2 million and $23.4 thousand as of December 31, 2023 and 2022, respectively	52,920	135
Inventory	2,561	298
Other current assets	56,016	317
Total current assets	112,851	10,648
Right to use assets	1,284	2,433
Property and equipment, net	12,883	1,895
Goodwill	1,798	2,626
Intangible assets, net	2,833	4,611
Deposit on farmland	—	4,914
Other non-current assets	46,442	103
Total assets	178,091	27,230
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	50,167	1,953
Accrued stock-based compensation expense, related party	—	3,603
Notes payable, current, net of discount of $0.2 million and nil as of December 31, 2023 and 2022, respectively	6,531	222
Operating lease liability, current	385	560
Deferred revenue, current	1,229	95
Other current liabilities	46,270	182
Total current liabilities	104,582	6,615
Contract liability, non-current	46,048	—
Notes payable, non-current	622	759
Operating lease liability, non-current	1,027	2,019
Deferred revenue, non-current	1,555	1,276
Total liabilities	153,834	10,669
Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 40,464,720 and 29,287,212 shares issued and outstanding as of December 31, 2023, and 2022, respectively	4	3
Additional paid-in capital	107,988	95,913
Accumulated deficit	(87,179)	(79,355)
Accumulated other comprehensive income	8	—
Total Sadot Group, Inc. shareholders' equity	20,821	16,561
Non-controlling interest	3,436	—
Total equity	24,257	16,561
Total liabilities and equity	178,091	27,230

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group, Inc.
Consolidated Statement of Operations and Other Comprehensive Loss

	For the Years Ended December 31,
	2023	2022
	$’000	$’000
Commodity sales	717,506	150,586
Company restaurant sales, net of discounts	8,053	10,300
Franchise royalties and fees	1,041	727
Franchise advertising fund contributions	73	81
Other revenues	13	5
Cost of goods sold	(716,755)	(157,307)
Gross profit	9,931	4,392
Impairment of intangible asset	(811)	(347)
Impairment of goodwill	(828)	—
Depreciation and amortization expenses	(1,808)	(2,015)
Franchise advertising fund expenses	(73)	(81)
Pre-opening expenses	(371)	(117)
Post-closing expenses	(212)	(197)
Stock-based expenses	(6,192)	(3,716)
Sales, general and administrative expenses	(9,404)	(6,035)
Loss from operations	(9,768)	(8,116)
Other income	308	46
Interest expense, net	(469)	(7)
Change in fair value of stock-based compensation	1,339	—
Warrant modification expense	(958)	—
Gain on fair value remeasurement	1,491	—
Gain on debt extinguishment	—	140
Loss Before Income Tax	(8,057)	(7,937)
Income tax benefit / (expense)	15	(25)
Net loss	(8,042)	(7,962)
Net loss attributable to non-controlling interest	218	—
Net loss attributable to Sadot Group, Inc.	(7,824)	(7,962)

Net Loss Per Share attributable to Sadot Group, Inc.:
Basic and Diluted	(0.22)	(0.28)

Weighted-Average Number of Common Shares Outstanding:
Basic and Diluted	34,940,559	28,558,586

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group, Inc.
Consolidated Statement of Operations and Other Comprehensive Loss (Continued)

	For the Years Ended December 31,
	2023	2022
	$’000	$’000
Net loss	(8,042)	(7,962)
Other comprehensive income
Foreign exchange translation adjustment	2	—
Unrealized gain, net of income tax	6	—
Total other comprehensive income	8	—
Total comprehensive loss	(8,034)	(7,962)
Comprehensive loss attributable to non-controlling interest	218	—
Total Comprehensive loss attributable to Sadot Group, Inc.	(7,816)	(7,962)

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group, Inc.
Consolidated Statement of Changes in Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
	Shares	Amount
	('000	$’000	$’000	$’000	$’000	$’000	$’000
Balance – December 31, 2021	26,110	3	95,760	(71,370)	—	—	24,393
Cumulative effect of change in accounting principle	—	—	—	(23)	—	—	(23)
Cash less exercise of pre-funded warrants	2,410	—	—	—	—	—	—
Common stock issued as compensation to board of directors	243	—	114	—	—	—	114
Common stock issued as compensation for services	35	—	18	—	—	—	18
Common stock issued as compensation for employment	20	—	11	—	—	—	11
Exercise of pre-funded warrants	438	—	—	—	—	—	—
Reconciliation for shares outstanding per transfer agent	31	—	—	—	—	—	—
Stock-based compensation – options	—	—	10	—	—	—	10
Net loss	—	—	—	(7,962)	—	—	(7,962)
Balance – December 31, 2022	29,287	3	95,913	(79,355)	—	—	16,561
Common stock compensation to board of directors	334	—	229	—	—	—	229
Common stock issued as compensation for services	7,675	1	8,172	—	—	—	8,173
Stock-based compensation - options	—	—	102	—	—	—	102
Cash exercise of warrants and warrant modification	2,153	—	3,111	—	—	—	3,111
Conversion of convertible loan	1,016	—	461	—	—	—	461
Investment in non-controlling interest	—	—	—	—	—	3,654	3,654
Foreign exchange translation adjustment	—	—	—	—	2	—	2
Unrealized gain, net of income tax	—	—	—	—	6	—	6
Net loss	—	—	—	(7,824)	—	(218)	(8,042)
Balance – December 31, 2023	40,465	4	107,988	(87,179)	8	3,436	24,257

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
	$’000	$’000
Cash Flows from Operating Activities
Net loss	(8,042)	(7,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	811	347
Impairment of goodwill	828	—
Depreciation and amortization expenses	1,808	2,015
Stock-based expenses	6,192	3,755
Change in fair value of stock-based compensation	(1,339)	—
Warrant modification expense	958	—
Gain on extinguishments of debt	—	(140)
Unrealized gain, net of income tax	6	—
Foreign exchange translation adjustment	2	—
Loss on disposal of assets	197	274
Bad debt expense	77	(48)
Changes in operating assets and liabilities:
Accounts receivable, net	(52,863)	(4)
Inventory	(2,263)	(39)
Operating right to use assets and lease liabilities, net	(19)	124
Other current assets	(55,698)	1,472
Other non-current assets	(46,339)	65
Accounts payable and accrued expenses	48,723	(133)
Other current liabilities	46,089	(104)
Contract liability, non-current	46,048	—
Deferred rent	—	(128)
Deferred revenue	1,413	308
Total adjustments	(5,369)	7,764
Net cash used in operating activities	(13,411)	(198)
Cash Flows from Investing Activities
Deposit on farmland	—	(4,914)
Investment from non-controlling interest	3,654	—
Purchases of property and equipment	(7,533)	(597)
Disposal of property and equipment	421	—
Collections from notes receivable	—	70
Net cash used in investing activities	(3,458)	(5,441)
Cash Flows from Financing Activities
Proceeds from notes payable	11,865	—
Repayments of notes payables	(5,693)	(230)
Proceeds from exercise of warrants	2,153	—
Net cash provided by / (used in) financing activities	8,325	(230)
Net Decrease in Cash	(8,544)	(5,869)
Cash – beginning of period	9,898	15,767
Cash – end of period	1,354	9,898
See Accompanying Notes to the Consolidated Financial Statements

Sadot Group, Inc.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2023	2022
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	600	96
Cash paid for taxes	19	26
	619	122

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group, Inc.
Notes to the Consolidated Financial Statements

1.    Business Organization and Nature of Operations
Sadot Group, Inc., ("Sadot Group") or ("SGI") f/k/a Muscle Maker, Inc. (“MMI”), a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022 SGI has transformed from a U.S.-centric restaurant business into a global, organization focused on the Agri-food commodity supply chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group, Inc. Sadot Group is headquartered in Ft. Worth, Texas with subsidiary operations all throughout the United States, Brazil, Colombia, Dubai, India, Israel, Singapore, Ukraine and Zambia.
As of December 31, 2023, SGI consisted of two distinct segments:

1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Argentina, Australia, Bangladesh, Brazil, Canada, China, Columbia, Ecuador, Egypt, Guinea, Honduras, India, Indonesia, Ivory Coast, Japan, Kenya, Malaysia, Morocco, Mozambique, Nigeria, Philippines, Poland, Romania, Saudi Arabia, South Korea, Sri Lanka, Ukraine, United States and Vietnam, among others. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a joint venture, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food value chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.Sadot Restaurant Group, LLC ("Sadot Food Services"): has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. Each of our three concepts offers different menus that are tailored to specific consumer segments. We believe our concepts deliver highly differentiated customer experiences.
SGI and its subsidiaries are hereinafter referred to as the “Company”.
Recent Corporate Developments
Effective July 27, 2023, the Company changed its name from Muscle Maker, Inc. to Sadot Group Inc. The name change was made in accordance with Section 92A.180 of the Nevada Revised Statutes by merging a wholly-owned subsidiary of the Company with and into the Company, with the Company being the surviving corporation in the merger. The Company effectuated the merger by filing Articles of Merger with the Secretary of State of the State of Nevada. In connection with the merger, the Company amended Article I of its Articles of Incorporation to change the Company’s corporate name to Sadot Group Inc. With the exception of the name change, there were no other changes to the Company’s Articles of Incorporation.
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
Liquidity and Capital Resources
Our main financial objectives are to prudently manage financial risk, ensure access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, borrowings under various credit facilities and term loans. At December 31, 2023, working capital, which equals Total current assets less Total current liabilities, was $8.3 million an increase of $4.2 million, compared to working capital of $4.0 million at December 31, 2022. The increase in working capital was primarily due to an increase in Accounts receivable, which was primarily driven by increased food and feed

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
Commodity sales, the Prepaid forward on carbon offset, partially offset by an increase in Accounts payable and Notes payable, current. In addition, the Company has access to additional liquidity if it is needed through an executed Standby Equity Purchase Agreement ("SEPA") for up to $25 million in capital whereby the Company may submit advance requests to the lender and the lender will provide cash in consideration of shares of common stock subject to certain limitations and conditions set forth in the SEPA.
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Cash	1,354	9,898
Accounts Receivable, net	52,920	135
Inventory	2,561	298
Other current assets(1)	56,016	317
Total current assets	112,851	10,648
Accounts payable and accrued expenses	50,167	1,953
Accrued stock-based compensation expense, related party	—	3,603
Notes payable, net	6,531	222
Other current liabilities(2)	47,884	837
Total current liabilities	104,582	6,615
Working capital(3)	8,269	4,033
Current ratio(4)	1.08	1.61
(1) Consists of Prepaid expenses and other current assets, Prepaid forward on carbon offsets, Forward sales derivatives and Notes receivable, current
(2) Consists of Operating lease liability, current, Deferred revenue, current and Other current liabilities
(3) Working Capital is defined as Total current assets less Total current liabilities
(4) Current ratio is defined as Total current assets divided by Total current liabilities
2.    Significant Accounting Policies
Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accounting policies used to prepare these financial statements are the same as those used to prepare the consolidated financial statements in prior years, except as described in these notes or for the adoption of new standards as outlined below.
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

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
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
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 or 2022.
Inventory
Inventory, which are stated at the lower of cost or net realizable value, related to our, perishable food items and supplies related to our Food service operations of $0.2 million and $0.3 million, and raw materials, supplies and harvested crops related to our farming operations of $2.4 million and nil as of December 31, 2023, and 2022, respectively. Cost is determined using the first-in, first-out method.
Accounts Receivable
Accounts Receivable consists of receivables related to Sadot Food Services and Sadot Agri-Foods of $53.1 million and $0.2 million net of doubtful accounts of $0.2 million and $23.4 thousand as of December 31, 2023, and 2022, respectively.
Accounts receivable is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. The Company establishes allowances for uncollectible trade accounts receivable based on lifetime expected credit losses using an aging schedule for each pool of accounts receivable. Pools are determined based on risk characteristics such as the type of receivable and geography. A default rate is derived using a provision matrix which is evaluated on a regular basis by management and based on past experience and other factors. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short-term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that collection of the balance is unlikely.
Purchase of Farmland
On May 16, 2023, the Company through its wholly owned subsidiary, Sadot LLC, entered into a Purchase of Right and Variation Agreement (the “Variation Agreement”) with Zamproagro Limited, a Liberian corporation (“ZPG”) and Cropit Farming Limited, a Zambian corporation (“Cropit”) pursuant to which ZPG assigned all of its rights, liabilities and obligations of the Put and Call Option Agreement Over Land entered between ZPG and Cropit dated December 29, 2022 (the “Put Land Agreement”) to Sadot LLC, which provided ZPG with a one year call option to acquire 70% of 4,942 acres

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
(2,000 hectares) of producing agricultural land along with buildings and related assets located within the Mkushi Farm Block of Zambia’s Region II agricultural zone (the “Farm”) for a purchase price of approximately $8.5 million.
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
On May 16, 2023, Sadot LLC, Cropit and Chibesakunda & Co., as escrow agent (the “Escrow Agent”) entered into an Escrow Agreement pursuant to which the Escrow Agent held all documentation required to allot Sadot LLC 70% of Sadot Zambia, documentation required to transfer the Farm to Sadot Zambia and $3.5 million contributed by Sadot LLC. Upon closing and completion of the asset acquisition of the farmland and some related property equipment, on August 23, 2023, the Escrow Agent released the required funds to ABSA Bank and released the required documentation with respect to the allocation of Sadot LLC’s interest in Sadot Zambia and the transfer of the Farm.
The asset acquisition consisted of property and equipment of $8.5 million. Cropit contributed land of $3.7 million for its non-controlling interest in the joint venture. The property and equipment that were purchased in the asset acquisition are as follows:

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

Furniture and Equipment	3 – 7 years
Leasehold Improvements	1 – 8 years
Vehicles	5 – 10 years
Land Improvements	3 – 20 years
Intangible Assets
The Company accounts for recorded intangible assets in accordance with the Accounting Standards Codification (“ASC’) 350 “Intangibles – Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company’s goodwill has an indefinite life and is not amortized, but is evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
The useful lives of the Company’s intangible assets are:

Franchise license	10 years
Trademark	5 years
Proprietary recipes	7 years
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
As of December 31, 2023 and 2022, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.
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

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.
Commodity Sales
Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by delivery and the invoice is prepared and submitted to the customer. During the years ended December 31, 2023 and 2022, the Company recorded Commodity sales revenues of $717.5 million and $150.6 million, respectively, which is included in Commodity sales on the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.
Restaurant Sales
Retail store revenue at Sadot Food Service is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales related taxes. The Company recorded retail store revenues of $8.1 million and $10.3 million during the years ended December 31, 2023 and 2022, respectively, which is included in Restaurant sales on the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.
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
Franchise Royalties and Fees
Franchise revenues consists of royalties, initial franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $1.0 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively, which is included in Franchise royalties and fees on the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.
The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and initial franchise fees. The Company capitalizes these fees upon collection from the franchisee. These initial fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. If a franchise location closes or a franchise agreement is terminated for any reason, the unrecognized revenue will be recognized in full at that time. The Company recorded revenue from initial franchise fees of $0.2 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively, which is included in Franchise royalties and fees on the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.
The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $0.1 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively, which is included in Franchise royalties and fees on the accompanying Consolidated Statements of Operations. Rebates earned on purchases by Company-owned stores are recorded as a reduction of Food and beverage costs during the period in which the related food and beverage purchases are made.
Franchise Advertising Fund Contributions
Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses. When an advertising contribution fund is over-spent at year-end, advertising expenses will be reported on the Consolidated Statement of Operations and Other Comprehensive Loss in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a year-end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $0.1 million and $0.1 million, respectively, during the years ended December 31, 2023 and 2022, which are included in Franchise advertising fund contributions on the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.
Other Revenues
Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. Gift card liability is recorded in other current liabilities on the Consolidated Balance Sheets. The Company recorded $13.0 thousand and $5.0 thousand for gift card breakage for the years ended December 31, 2023 and 2022, respectively.
Deferred Revenue
Deferred revenue primarily includes initial franchise fees received by the Company and revenue from forward sales contracts. Deferred revenue related to Sadot food services is recognized in income over the life of the franchise. If a franchise location closes or a franchise agreement is terminated for any reason, the remaining deferred revenue will be recognized in full at that time. Deferred revenue related to Sadot Agri-Foods is recognized at the completion of the commodity forward sales contract agreements.
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 15 – Commitments and contingencies for further details. For the years ended December 31, 2023 and 2022, $6.2 million and $3.7 million, respectively, are recorded as Stock-based expenses in the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.
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
Advertising
Advertising costs are charged to expense as incurred. Advertising costs of $1.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, are included in Sales, general and administrative expenses and $0.2 million and $0.2 million, respectively, are included in Cost of goods sold in the accompanying Consolidated Statements of Operations and Other Comprehensive Loss.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
Net Loss per Share
Basic loss per common share is computed by dividing net loss attributable to Sadot Group, Inc. by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants, options or the conversion of convertible notes payable.
The following securities are excluded from the calculation of weighted average diluted common shares at December 31, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive:

	December 31,
	2023	2022
	('000	('000
Warrants	17,380	18,033
Options	828	413
RSAs	8,643	—
Convertible debt	9,238	24
Total potentially dilutive shares	36,089	18,470
The following table sets forth the computation of basic and dilutive net loss per share attributable to the Company’s stockholders:

	For the Years Ended December 31,
	2023	2022
(In thousands, except for share count and per share data)
Net loss attributable to Sadot Group, Inc.	(7,824)	(7,962)
Weighted-average shares outstanding:
Basic	34,940,559	28,558,586
Effect of potentially dilutive stock options	—	—
Diluted	34,940,559	28,558,586
Net loss per share attributable to Sadot Group, Inc.:
Basic	(0.22)	(0.28)
Diluted	(0.22)	(0.28)
Major Vendor
The Company engages various vendors to purchase commodities for resale and distribute food products to their Company-owned restaurants. Purchases from the Company’s largest commodity supplier totaled 88% for the year ended December 31, 2023. Purchases from the Company’s largest food service supplier totaled 33% for the year ended December 31, 2022.
Derivative Instruments
The Company is exposed to market risks primarily related to the volatility in the price of carbon credits and soybeans. To manage these risks, the Company enters into forward sales contracts to sell carbon offset units from time to time. The Company evaluates its contracts to determine if such contracts qualify as derivatives under FASB Accounting ASC 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are recorded as either assets or liabilities measured at their fair values. As the Company’s existing contracts do not qualify for hedge accounting treatment, any changes in fair value are recorded as Gain / (loss) on fair value remeasurement within “Other income / (expense)” in the Consolidated Statement of Operations and Other Comprehensive Loss for each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date. The Company does not offset its derivative assets and

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
liabilities within the Consolidated Balance Sheets. Changes in the fair value of derivative instruments are recorded as an adjustment to operating activities in the consolidated statement of cash flows.

Refer to Fair Value of Financial Instruments below, Note 15 – Commitments and contingencies and Note 18 – Financial instruments for additional information regarding the Company’s derivative instruments.
Derivatives are initially measured at fair value and then are subsequently remeasured to fair value at the reporting date. Forward sales contracts are derivatives that were purchased and sold at a later date at a fixed or determinable price for a specified period. Changes in fair value are recognized in Gain / (loss) on fair value remeasurement in the Consolidated Statement of Operations and Other Comprehensive Loss, as appropriate.
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

We record all open contract positions on our Consolidated Balance Sheets at fair value and typically do not offset these assets and liabilities. There were two open positions at December 31, 2023.

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
See Note 17 – Fair value measurement for a summary of financial liabilities held at carrying amount including the Accrued compensation liability, Forward sales derivatives and the Derivative liability. For details related to the fair value of the Accrued compensation liability measured using Level 1 inputs, refer to Note 19 – Equity for details related to the fair value of the Forward sales derivatives and Derivative liability measured using Level 2 inputs, refer to Note 15 – Commitments and contingencies and Note 18 – Financial instruments.
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

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
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
The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as Sales, general and administrative expenses in the Consolidated Statements of Operations and Other Comprehensive Loss.
Currency Translation Differences
Transactions in foreign currencies are translated to the respective functional currencies of Company's at the average foreign exchange rates for income and expenses. Monetary assets and liabilities denominated in foreign currencies at the reporting date are translated to the functional currency at the foreign exchange rate ruling as of the reporting period end date. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates ruling at the dates the fair value was determined. Foreign exchange differences arising on translation are recognized in the Consolidated Statement of Operations and Other Comprehensive Loss.
The assets and liabilities of foreign operations, including farm operations and fair value adjustments arising on consolidation, are translated to the Company’s reporting currency, United States Dollars, at foreign exchange rates at the reporting date. On a monthly basis, for subsidiaries whose functional currency is a currency other than the U.S. dollar, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (per quarter and year-to-date) and also affect comparisons between those reported periods.
Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net income attributable to Non-controlling interests is disclosed in the Consolidated Statements of Income and Other Comprehensive Loss.
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

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in the ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The standard requires incremental disclosures related to reportable segments, including disaggregated expense information and the title and position of the company's chief operating decision maker ("CODM"), as identified for purposes of segment determination. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
Subsequent Events
The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 21 – Subsequent events.
3.    Allowance for Credit Losses on Accounts Receivable
At December 31, 2023 and 2022, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Balance at beginning of period	23	—
Adjustments related to Sadot food services	72	23
Adjustments related to Sadot agri-foods	78	—
Customer accounts written off, net of recoveries	—	—
Balance at end of period	173	23

4.    Other Current Assets
At December 31, 2023 and 2022, the Company’s other current assets consists of the following:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Prepaid expenses	766	89
Other receivables	7	228
Contract assets - current	47,180	—
Forward sales derivative	1,491	—
Notes receivable, current	148	—
Prepaid forward on carbon offsets	6,424	—
Other current assets	56,016	317

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
5.    Other Non-Current Assets
At December 31, 2023 and 2022, the Company’s other non-current assets consists of the following:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Security deposit	76	103
Notes receivable, non-current	26	—
Contract assets, non-current	46,340	—
Other non-current assets	46,442	103

6.    Property and Equipment, Net
As of December 31, 2023, and 2022, Property and equipment consist of the following:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Furniture and equipment	1,026	1,266
Vehicles	270	55
Leasehold improvements	877	2,062
Land and land improvements	11,766	—
Construction in process	—	5
Property and equipment, gross	13,939	3,388
Less: accumulated depreciation	(1,056)	(1,493)
Property and equipment, net	12,883	1,895
Depreciation expense amounted to $0.8 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company wrote off Property and equipment with an original cost value of $1.6 million and $0.5 million, respectively. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of $0.2 million and $0.3 million, respectively, for the years ended December 31, 2023 and 2022, respectively, in the Consolidated Statement of Operations and Other Comprehensive Loss. Please refer to Note 2 – Significant accounting policies for additional information.
7.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 5 to 10 years.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2021	Impairment of intangible assets	Amortization expense	Intangible assets, net at December 31, 2022	Impairment of intangible assets	Amortization expense	Intangible assets, net at December 31, 2023
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	1,526	(347)	(509)	670	(419)	(251)	—
Franchise Agreements Muscle Maker Grill	163	—	(27)	136	(116)	(20)	—
Trademark SuperFit	38	—	(9)	29	(22)	(7)	—
Domain Name SuperFit	106	—	(25)	81	(62)	(19)	—
Customer List SuperFit	118	—	(28)	90	(70)	(20)	—
Proprietary Recipes SuperFit	135	—	(32)	103	(79)	(24)	—
Non-Compete Agreement SuperFit	194	—	(87)	107	(43)	(64)	—
Trademark Pokemoto	153	—	(35)	118	—	(35)	83
Franchisee License Pokemoto	2,599	—	(277)	2,322	—	(277)	2,045
Proprietary Recipes Pokemoto	1,028	—	(161)	867	—	(162)	705
Non-Compete Agreement Pokemoto	328	—	(240)	88	—	(88)	—
	6,388	(347)	(1,430)	4,611	(811)	(967)	2,833
Amortization expense related to intangible assets was $1.0 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.
The estimated future amortization expense is as follows:

	For the Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Pokemoto	35	35	13	—	—	—	83
Franchisee License Pokemoto	278	277	277	277	277	659	2,045
Proprietary Recipes Pokemoto	162	161	161	161	60	—	705
	475	473	451	438	337	659	2,833

On August 4, 2023, the Company announced its intention to strategically pivot towards the global food supply chain sector. The Company plans to reduce Sadot Food Services operating expenses by closing underperforming units while refranchising (selling) most of the remaining company-owned units. Due to the structural change of the Company's operations and the closing or marketing for sale of the Company owned stores an impairment testing of the Company’s intangible assets was performed. Therefore, an impairment charge of $0.8 million was recorded during the year ended December 31, 2023.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31, 2021	570	1,798	258	2,626
Impairment of goodwill	—	—	—	—
Goodwill, net at December 31, 2022	570	1,798	258	2,626
Impairment of goodwill	(570)	—	(258)	(828)
Goodwill, net at December 31, 2023	—	1,798	—	1,798
On August 4, 2023, the Company announced its intention to strategically pivot towards the global food supply chain sector. The Company plans to reduce Sadot Food Services operating expenses by closing underperforming units while refranchising (selling) most of the remaining company-owned units. Due to the structural change of the Company's operations and the closing or marketing for sale of the Company owned stores an impairment testing of the Company’s goodwill was performed. During the year ended December 31, 2023, there was an Impairment of goodwill of $0.8 million. There was no impairment during the year ended December 31, 2022.
8.    Accounts Payables and Accrued Expenses
Accounts payables and accrued expenses consist of the following:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Accounts payable	3,488	1,085
Accrued payroll and bonuses	756	551
Accrued expenses	204	87
Accrued interest expenses	77	—
Accrued professional fees	255	185
Accounts payable commodities	45,342	—
Accrued purchases	17	—
Sales taxes payable	28	45
	50,167	1,953

9.    Accrued Stock-Based Consulting Expenses Due to Related Party
At December 31, 2023, there were no Accrued stock-based consulting expenses and at December 31, 2022, Accrued stock-based consulting expenses were $3.6 million. Accrued stock-based consulting expenses are related to consulting fees due to Aggia, for Sadot Agri-Foods. See Note 20 – Related party transactions for details. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023, the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot Agri-Foods. See Note 15 – Commitments and contingencies for further details. For the years ended December 31, 2023 and 2022, $5.4 million and $3.6 million, respectively, are also recorded within Stock-based expenses in the accompanying Consolidated Statements of Operations and Other Comprehensive Loss. The Stock-based consulting expenses that were due to related party were paid in stock in 2023.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
10.    Notes Payable
Standby Equity Purchase Agreement
On September 22, 2023, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $25 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. This freestanding financial instrument (put option) is by definition a derivative that should be accounted for under ASC 815. Since this put option is for common stock of the Company and there is no cash settlement, this instrument is considered indexed to its own stock. Additionally, under the guidance, this instrument would be classified as equity. In accordance with ASC 815, the Company should fair value this instrument on day 1 and record in this amount equity with no adjustments to fair value during its life. Since the debit and credit would both go through APIC, the Company determined it would not measure or record this option as it would have no effect on the consolidated financial statements. Sales of the shares of common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.
Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Yorkville to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Yorkville (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.
The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P. Accordingly, as may otherwise be limited by Yorkville’s 4.99% beneficial ownership limitation, assuming the Company submits an Advance requiring Yorkville to provide $0.1 million in funding and assuming an applicable VWAP of $1.10 and, in turn, a purchase price of $1.067 (97% of the VWAP), the Company would be required to issue 0.1 million shares of common stock and Yorkville would receive a profit of approximately $0.03201 per share, or approximately $2,999.98, if it sold all of such shares at $1.10 per share.
In connection with the SEPA, and subject to the condition set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 with respect to $3.0 million and the balance of $1.0 million was disbursed on October 30, 2023, upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the initial closing of the Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $1.11495 or 95% of the lowest daily VWAP during the seven consecutive trading days immediately proceeding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $0.33 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $0.5 million plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”). No triggering event occured as of December 31, 2023. As of December 31, 2023, 1.2 million shares of common stock have been converted leaving an aggregate principle balance remaining of $3.6 million.
Notes Payable
During the years ended December 31, 2023 and 2022, the Company received a total amount of $11.9 million and nil, respectively, and repaid a total amount of $5.7 million and $0.2 million, respectively, of the notes payables.
As of December 31, 2023, the Company had an aggregate amount of $7.1 million in notes payable, net of discount of $0.2 million. Other than the Yorkville note above there are various notes payable for an aggregate amount of $3.8 million with interest rates ranging between 3.75% - 12.00% per annum, due on various dates through May 2026.
The maturities of notes payable as of December 31, 2023, are as follows:

Principal Amount
$’000
1/1/24-12/31/24	6,687
1/1/25-12/31/25	79
1/1/26-12/31/26	543
1/1/27-12/31/27	—
Thereafter	—
7,309
11.    Leases
The Company’s leases consist of restaurant locations. We determine if a contract contains a lease at inception. The leases generally has remaining terms of 1-8 years and most leases include the option to extend the leases for an additional 5-year period.
The total lease cost associated with Right of use assets and Operating lease liabilities for the year ended December 31, 2023, was $0.7 million and has been recorded in the Consolidated Statement of Operations and Other Comprehensive Loss within Cost of goods sold.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
The Company's assets and liabilities related to the Company’s leases were as follows:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Assets
Right to use asset	1,284	2,433
Liabilities
Operating leases – current	385	560
Operating leases – non-current	1,027	2,019
Total lease liabilities	1,412	2,579
The table below presents the future minimum lease payments under the noncancellable operating leases as of December 31, 2023:

Operating Leases
$’000
Fiscal Year:
2023	—
2024	529
2025	378
2026	239
2027	245
2028	184
Thereafter	304
Total lease payments	1,879
Less imputed interest	(467)
Present value of lease liabilities	1,412
The Company’s lease term and discount rates were as follows:

As of December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	4.86
Weighted-average discount rate
Operating leases	12.0%
All remaining leases relate to the Sadot Food Services segment, and in the event the segment is sold, the remaining leases would be included in the acquisition.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
12.    Deferred Revenue
At December 31, 2023 and 2022, deferred revenue consists of the following:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Deferred revenues, net	2,784	1,371
Less: deferred revenue, current	(1,229)	(95)
Deferred revenues, non-current	1,555	1,276
Deferred revenue related to commodity forward sales contracts of $1.4 million and nil, for the years ended December 31, 2023 and 2022, respectively. Deferred revenue related to deferred franchise fees of $1.4 million and $1.4 million, respectively, for the years ended December 31, 2023 and 2022, respectively.
13.    Other Current Liabilities
Other current liabilities consist of the following:

	As of
	December 31, 2023	December 31, 2022
	$’000	$’000
Gift card liability	13	25
Co-op advertising fund liability	114	79
Marketing development brand liability	68	35
Advertising fund liability	29	43
Contract liabilities, current	46,046	—
	46,270	182
See Note 2 – Significant accounting policies for details related to the gift card liability and advertising fund liability. See Note 17 – Fair value measurement for details related to the contract liabilities.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
14.    Income Taxes
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2023 and 2022 are presented below:

	For the Years Ended December 31,
	2023	2022
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	11,890	10,615
Receivable allowance	37	5
Stock-based compensation	20	15
Intangible assets	727	314
163(j) adjustment	100	—
Accrued expenses	106	—
Capitalized costs	4	—
Deferred revenues	310	204
Leases	301	32
Gross deferred tax asset	13,495	11,185
Deferred tax liabilities:
Property and equipment	(60)	(160)
Leases	(274)	—
Unrealized gains	(317)	—
Gross deferred tax liabilities	(651)	(160)
Net deferred tax assets	12,844	11,025
Valuation allowance	(12,844)	(11,025)
Net deferred tax asset, net of valuation allowance	—	—
The income tax (benefit) / expense for the periods shown consist of the following:

	For the Year Ended December 31,
	2023	2022
	$’000	$’000
Federal:
Current	—	—
Deferred	—	—
State and local:
Current	(15)	25
Deferred	—	—
	(15)	25
Change in valuation allowance	—	—
Income tax (benefit) /expense	(15)	25

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	For the Year Ended December 31,
	2023	2022
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	1.1%	(0.5)%
Permanent differences	(0.3)%	(0.1)%
PPP loan forgiveness	—%	0.4%
Return to provision adjustments	0.5%	3.3%
Deferred tax asset true up- State	—%	(14.5)%
Warrant modification expense	(2.5)%	—%
Fair value gain/loss on share issuance	3.6%	—%
Deferred tax asset true up- Federal	—%	(6.8)%
Change in valuation allowance	(23.2)%	(3.3)%
Effective income tax rate	0.2%	(0.5)%
The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Nevada, California, Connecticut, Florida, New Jersey, Texas, Virginia, New York State and New York City. The earliest year that the Company is subject to examination is the year ended December 31, 2015.
The Company has approximately $71.8 million of Federal and State Net operating loss (“NOLs”) available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2035 to 2037 for federal and state purposes.
As of December 31, 2023 and 2022, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $12.8 million and $11.0 million, respectively. The valuation allowance increased by approximately $1.8 million.
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
15.    Commitments and Contingencies
Forward Purchase and Sales Contracts
On September 12, 2023, the Company through Sadot Agri-Foods, entered into a forward purchase contract titled the Verified Emissions Reduction Purchase Agreement (“VERPA”) for the acquisition of Verified Carbon Units (“VCUs”) generated by a conservation project along the Riau coastline in Indonesia (“conservation project”). Under the VERPA, Sadot Agri-Foods will acquire 180,000 VCUs between 2025 and 2027 as issued. Delivery of VCUs to Sadot Agri-Foods is expected within 14 days from credit issuance annually, where such delivery will occur no later than December of each respective year. The acquisition price for these VCUs is $35.69 per VCU, or $6.4 million in the aggregate, which was paid on September 23, 2023. The aggregate purchase price paid of $6.4 million was recorded on the balance sheet within the “Prepaid forward on carbon offsets” account.
On September 13, 2023, the Company through Sadot Agri-Foods, entered into a separate forward sales agreement pursuant to which the purchaser agreed to acquire 180,000 VCUs between 2025 and 2026 for an acquisition price of $44.62 per VCU, or $8.0 million. The VCUs are expected to be generated as part of the conservation project. The VCUs would be delivered within 14 days from credit issuance annually, where such delivery will occur no later than December of each respective year. Payment for these VCUs would not be required until 2025 at the earliest, within 10 days of VCU issuance.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
However, Sadot Agri-Foods has the right to repurchase any VCUs during the term of this forward contract at the then current market price (based on the prices reported by an independent marketplace). This contract was determined to be a derivative in accordance with ASC 815.
On November 24, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 Metric Tons (“MTs”) of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in May 2025, which is the executed contract date. The acquisition price for these MTs is $662 per MT, or $46.3 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815.

On December 6, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 Metric Tons (“MTs”) of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in November/December 2024, which is the executed contract date. The acquisition price for these MTs is $674 per MT, or $47.2 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815.
Refer to Note 2 – Significant accounting policies, Note 17 – Fair value measurement and Note 18 – Financial instruments for additional information regarding the Derivative liability.
Election of Directors
On December 22, 2022, the Company held its annual shareholders meeting, and the shareholders voted on the directors to serve on the Company’s board of directors. The shareholders elected Kevin Mohan, Stephen Spanos, A.B. Southall III, Paul L. Menchik, Jeff Carl, Major General (ret) Malcolm Frost and Phillip Balatsos to serve on the Company’s board of directors.
On December 27, 2022, the Board appointed Benjamin Petel to the Board of Directors.
On February 2, 2023, the Board appointed Na Yeon (“Hannah”) Oh and Ray Shankar to the Board of Directors, effective March 1, 2023.
On April 3, 2023, the Board appointed Paul Sansom and Marvin Yeo to the Board of Directors.
On June 15, 2023 The Board appointed Dr. Ahmed Khan, David Errington and Mark McKinney to the Board of Directors.
On December 20, 2023, the Company held its annual shareholders meeting, and the shareholders voted on the directors to serve on the Company’s board of directors. The shareholders elected Kevin Mohan, Stephen Spanos, David Errington, Jeff Carl, Na Yeon ("Hannah") Oh, Ray Shankar, Mark McKinney, Marvin Yeo, Paul Sansom, Benjamin Petel and Dr. Ahmed Khan to serve on the Company’s board of directors.
Consulting Agreements
On November 14, 2022 (the “Effective Date”), the Company, Sadot LLC and Aggia LLC FC, a company formed under the laws of United Arab Emirates (“Aggia”) entered into a Services Agreement (the “Services Agreement”) whereby Sadot LLC engaged Aggia to provide certain advisory services to Sadot Agri-Food for creating, acquiring and managing Sadot Agri-Foods’s business of wholesaling food and engaging in the purchase and sale of physical food commodities.
As consideration for Aggia providing the services to Sadot Agri-Food, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot Agri-Food generating net income measured on a quarterly basis at per share price of $1.5625, subject to equitable adjustments for any combinations or splits of the common stock occurring following the Effective Date. Upon Sadot Agri-Food generating net income for any fiscal quarter, the Company shall issue Aggia a number of shares of common stock equal to the net income for such fiscal quarter divided by the per share price (the “Shares”). The Company may only issue authorized, unreserved shares of common stock. The Company will not issue Aggia in excess of 14.4 million shares representing 49.999% of the number of issued and outstanding shares of common stock as of the Effective Date. Further, once Aggia has been issued a number of shares constituting 19.99% of the issued and outstanding shares of common stock of the Company, no additional shares shall be issued to Aggia unless and until this transaction has been approved by the shareholders of the Company. In the event that the shares cap has been reached, then the remaining portion of the net income, if any, not issued as shares shall accrue as

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
debt payable by Sadot Group to Aggia until such debt has reached a maximum of $71.5 million. The Company will prepare the shares earned calculation after the annual audit or quarter review is completed by the auditors. The shares will be issued within 10 days of the final calculation.
On July 14, 2023 (the “Addendum Date”), effective April 1, 2023, the parties entered into Addendum 2 to the Services Agreement (“Addendum 2”) pursuant to which the parties amended the compensation that Aggia is entitled.
Pursuant to Addendum 2, on the Addendum Date, the Company issued 8.9 million shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, which such Shares represent 14.4 million Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 5.6 million Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 14.4 million Shares representing 49.9% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share. Further, the parties clarified that the Lock Up Agreement previously entered between the Company and Aggia dated November 16, 2022 shall be terminated on May 16, 2024 provided that any Shares that have not vested or been purchased by Aggia may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Following the Share Repurchase Date, in the event that there is net income for any fiscal quarter, then an amount equal to 40% of the net income shall accrue as debt payable by Sadot Group to Aggia (the “Debt”), until such Debt has reached a maximum of $71.5 million.
Additionally, for the years ended December 31, 2023 and 2022, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods operating expenses including labor and operating expenses and general administrative expenses of $2.6 million, $0.5 million and $0.1 million, respectively and all operating costs related to Sadot Agri-Foods including labor and operating expenses of $0.5 million and $19.0 thousand, respectively.
Franchising
During the years ended December 31, 2023 and 2022, the Company entered into various Pokemoto franchise agreements for a total of 20 and 30, respectively, potentially new Pokemoto locations with various franchisees. The Franchisees paid the Company an aggregate of $0.2 million and $0.5 million and this has been recorded in deferred revenue as of December 31, 2023 and 2022, respectively.
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
ACC is required to pay MMDI $0.2 million pursuant to the Master Franchise Agreement upon the occurrence of various events. ACC is required to pay MMDI $20.0 thousand upon the execution of each franchise agreement for each individual restaurant and a monthly royalty fee of $1.0 thousand for each restaurant. Further, ACC is to adhere to the agreed upon development schedule as outlined in the master franchise agreement. An initial $20.0 thousand deposit was paid on the agreement. ACC has not performed against this agreement.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
Sales Taxes
The Company had accrued a sales tax liability for approximately $27.8 thousand and $44.6 thousand as of December 31, 2023, and December 31, 2022, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner.
Litigations, Claims and Assessments
On April 24, 2022, the Company and a convertible note holder entered into an agreement in which the Company will repay a total of $0.1 million in connection with the default judgement issued on June 22, 2018, by the Iowa District Court for Polk County #CVCV056029, filed against the Company for failure to pay the remaining balance due on a promissory note in the amount of $0.1 million, together with interest, attorney fees and other costs of $0.2 million. The Company agreed to pay $40.0 thousand on or before May 1, 2020 and to make seven installment payments of $10.0 thousand per month starting on or before June 1, 2022. As of December 30, 2022, the Company has paid this note in full.
On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $0.1 million for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of December 31, 2023, the Company has accrued for the liability in accounts payable and accrued expenses.
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
Employment Agreements
On November 16, 2022, the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at will basis. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $0.4 million. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually. Mr. Roper received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 18 months following the second anniversary of the Roper Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Roper Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On March 21, 2023, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at will basis. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $0.3 million. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Ms. Black received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Black Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
by the shareholders, the Black Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kenn Miller (the “Miller Agreement”), which replaced his prior employment agreement. Pursuant to the Miller Agreement, Mr. Miller will continue to be employed as Chief Operating Officer of the Company on an at will basis. During the term of the Miller Agreement, Mr. Miller is entitled to a base salary at the annualized rate of $0.3 million. Mr. Miller will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Miller will be entitled to an additional bonus of $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Miller is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Miller is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Miller will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 12 months following the second anniversary of the Miller Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Miller Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan will continue to be employed as Chief Investment Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Mohan is entitled to a base salary at the annualized rate of $0.2 million. Mr. Mohan will be eligible for a discretionary performance bonus up to 75% of his annual salary. Mr. Mohan received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Mohan is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Mohan Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will continue to be employed as Chief Marketing Officer of the Company on an at will basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $0.2 million. Ms. Infante will be eligible for a discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante will be entitled to an additional bonus of $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Infante Agreement will automatically terminate, and the prior employment agreement will again be in full effect.
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

Sadot Group, Inc.
Notes to the Consolidated Financial Statements

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

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
16.    Reportable Operating Segments
See Note 1 – Business organization and nature of operations for descriptions of our operating segments.
The following table sets forth the results of operations for the relevant segments for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	717,506	—	717,506
Company restaurant sales, net of discounts	8,053	—	—	8,053
Franchise royalties and fees	1,041	—	—	1,041
Franchise advertising fund contributions	73	—	—	73
Other revenues	13	—	—	13
Cost of goods sold	(8,883)	(707,872)	—	(716,755)
Gross profit	297	9,634	—	9,931
Impairment of intangible asset	(811)	—	—	(811)
Impairment of goodwill	(828)	—	—	(828)
Depreciation and amortization expenses	(665)	(151)	(992)	(1,808)
Franchise advertising fund expenses	(73)	—	—	(73)
Pre-opening expenses	(36)	(335)	—	(371)
Post-closing expenses	(211)	—	(1)	(212)
Stock-based expenses	—	—	(6,192)	(6,192)
Sales, general and administrative expenses	(437)	(1,551)	(7,416)	(9,404)
(Loss) / income from operations	(2,764)	7,597	(14,601)	(9,768)
Other income	1	—	307	308
Interest expense, net	(1)	(52)	(416)	(469)
Change in fair value of stock-based compensation	—	—	1,339	1,339
Warrant modification expense	—	—	(958)	(958)
Loss on fair value remeasurement	—	1,491	—	1,491
Gain on debt extinguishment	—	—	—	—
(Loss) / income before income tax	(2,764)	9,036	(14,329)	(8,057)
Income tax benefit / (expense)	(1)	—	16	15
Net (loss) / income	(2,765)	9,036	(14,313)	(8,042)
Net loss attributable to non-controlling interest	—	218	—	218
Net (loss) / income attributable to Sadot Group, Inc.	(2,765)	9,254	(14,313)	(7,824)
Total assets	10,416	162,175	5,500	178,091

Sadot Group, Inc.
Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2022
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	150,586	—	150,586
Company restaurant sales, net of discounts	10,300	—	—	10,300
Franchise royalties and fees	727	—	—	727
Franchise advertising fund contributions	81	—	—	81
Other revenues	5	—	—	5
Cost of goods sold	(11,270)	(146,037)	—	(157,307)
Gross profit	(157)	4,549	—	4,392
Impairment of intangible asset	(347)	—	—	(347)
Impairment of goodwill	—	—	—	—
Depreciation and amortization expenses	(2,015)	—	—	(2,015)
Franchise advertising fund expenses	(81)	—	—	(81)
Pre-opening expenses	(117)	—	—	(117)
Post-closing expenses	(197)	—	—	(197)
Stock-based expenses	—	—	(3,716)	(3,716)
Sales, general and administrative expenses	(601)	(97)	(5,337)	(6,035)
(Loss) / income from operations	(3,515)	4,452	(9,053)	(8,116)
Other income	80	—	(34)	46
Interest expense, net	21	—	(28)	(7)
Change in fair value of stock-based compensation	—	—	—	—
Gain on debt extinguishment	140	—	—	140
(Loss) / income before income tax	(3,274)	4,452	(9,115)	(7,937)
Income tax benefit / (expense)	—	—	(25)	(25)
Net (loss) / income	(3,274)	4,452	(9,140)	(7,962)
Net loss attributable to non-controlling interest	—	—	—	—
Net (loss) / income attributable to Sadot Group, Inc.	(3,274)	4,452	(9,140)	(7,962)
Total assets	16,340	7,915	2,975	27,230
With the creation of our Sadot LLC subsidiary in late 2022, we began to transform from a U.S.-centric restaurant business into a global, food-focused organization with two distinct segments. As a result, we have reevaluated and changed our operating segments late in 2023 to align with our two distinct segments. Previously we split out Muscle Maker Grill, Pokemoto, and SuperFit Foods as their own restaurant operating segments. With the transformation of our business into a global, food-focused organization, we operate the business in two distinct business segments Sadot Agri-Foods and Sadot Food Service.
The operating segments have changed since the third quarter of 2023 due to a change in management's view of the business.
The Company will continue to evaluate its operating segments and update as necessary.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
17.    Fair Value Measurement
The following tables presents information about the Company's assets and liabilities that are measure at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets/liabilities:	$’000	$’000	$’000	$’000
Contract liability	—	92,094	—	92,094
Forward sales derivatives	—	1,491	—	1,491
	—	93,585	—	93,585

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:	$’000	$’000	$’000	$’000
Accrued compensation liability	3,602	—	—	3,602
	3,602	—	—	3,602
There were no transfers between fair value levels during the year ended December 31, 2023.
See Note 19 – Equity for details related to accrued compensation liability being fair valued using Level 1 inputs.
See Note 15 – Commitments and contingencies and Note 18 – Financial instruments for details related to the Derivative liability being fair valued using Level 2 inputs.
Forward Sales Derivative and Derivative Liability
The Forward sales derivative asset and Derivative liability relate to the forward sale contracts. The fair value of the Forward sales derivative asset and Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. The Forward sales derivative refers to the forward sales contracts executed in September, November and December 2023. Refer to Note 15 – Commitments and contingencies, for a more detailed discussion of the transactions. During the year ended December 31, 2023, the fair value increased by $2.9 million. Please refer to Please refer to Note 2 – Significant accounting policies for additional information on ASC 815 leveling.

18.    Financial Instruments
Concentration of Credit Risk
Commodity Price Risk
The Company uses a combination of purchase orders and various long and short-term supply arrangements in connection with the purchase of corn, soybean and soybean products including certain commodities and agricultural products. We also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of wheat, soybean and corn. Commodity futures, options and swap contracts are either designated as cash-flow hedging instruments or are undesignated.
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The change in fair value on undesignated instruments is recorded in Other income / (expense). There were no current contracts designated as a hedge at December 31, 2023. We net settle amounts due, if any, under the contract with our counterparty.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
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
The Forward sales derivative asset and Derivative liability relate to the forward sale contracts. The fair value of the Forward sales derivative asset and Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. The Forward sales derivative refers to the forward sales contracts executed in September, November and December 2023. Refer to Note 15 – Commitments and contingencies, for a more detailed discussion of the transactions. During the year ended December 31, 2023, the fair value increased by $2.9 million.
See Note 2 – Significant accounting policies, Note 15 – Commitments and contingencies and Note 17 – Fair value measurement for further details regarding the Derivative liability.
19.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1.5 million shares of common stock for issuance. As of December 31, 2023, 0.7 million shares have been issued and 0.8 million options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 2.5 million shares of common stock for issuance. As of December 31, 2023, 2.4 million shares have been issued and 0.1 million option to purchase shares have been awarded under the 2023 Plan.
2024 Plan
The Company’s board of directors and shareholders approved and adopted on December 20, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 7.5 million shares of common stock for issuance. As of December 31, 2023, no shares have been issued under the 2024 Plan.
Common Stock Issuances
On January 3, 2022, the Company authorized the issuance of an aggregate of 1.2 million shares of common stock in connection with the cashless exercise of the pre-funded warrants. Pursuant to the terms of the pre-funded warrants a total of 1.2 million warrants were exercised.
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
On February 24, 2022, the Company authorized the issuance of an aggregate of 1.2 million shares of common stock in connection with the cashless exercise of the pre-funded warrants. Pursuant to the terms of the pre-funded warrants a total of 1.2 million warrants were exercised.
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
On March 27, 2023, the Company authorized the issuance of 2.8 million shares of common stock to a Aggia for services rendered.
On April 5, 2023 the Company authorized the issuance of 29.7 thousand shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023.
On May 10, 2023 the Company authorized the issuance of 0.1 million shares of common stock to a consultant for services rendered.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
On May 25, 2023, the Company authorized the issuance of 2.7 million shares of common stock to Aggia for services rendered.
On June 30, 2023, the Company vested 0.9 million shares of common stock to a consultant for services rendered.
On July 11, 2023, the Company authorized the issuance of an aggregate of 32.9 thousand shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2023.
On July 14, 2023, the Company issued 8.9 million Restricted Share Awards to Aggia, with an effective issuance date of April 1, 2023.
On July 27, 2023, the Company authorized the issuance of 2.2 million shares of common stock to Altium in exchange for the exercise of warrants.
On August 15, 2023, the Company authorized the issuance of 0.1 million shares of common stock to a consultant for services rendered.
On September 25, 2023, the Company authorized the issuance of 0.2 million shares of common stock in fees to a consultant for services rendered related to the SEPA.
On September 30, 2023, the Company vested 0.5 million shares of common stock to to a consultant for services rendered.
On October 2, 2023, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2023.
On October 20, 2023, the Company authorized the issuance of 0.1 million shares of common stock to consultants for services rendered.
On November 6, 2023, the Company authorized the issuance of 0.1 million shares of common stock in connection with the conversion of note payables.
On November 14, 2023, the Company authorized the issuance of 0.2 million shares of common stock in connection with the conversion of note payables.
On November 29, 2023, the Company authorized the issuance of 0.2 million shares of common stock in connection with the conversion of note payables.
On December 13, 2023, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of note payables.
On December 19, 2023, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of note payables.
On December 31, 2023, the Company vested 0.2 million shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.
Change in fair value of stock-based compensation on the Consolidated Statement of Operations and Other Comprehensive Loss is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. For the year ended December 31, 2023, Change in fair value of stock-based compensation was $1.3 million. For the year ended December 31, 2022, Change in fair value of stock-based compensation was nil.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements

Restricted Share Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. These RSA are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. The total RSA's vested for Aggia in 2023 were 2.1 million.
On December 19, 2023, the Company issued 2.0 million RSA's to certain members of the board of directors, consultants and employees. Total RSA vested as a result of the departure of certain members of the board of directors were 0.2 million for 2023. The remaining RSA vest ratably over 12 quarters with the first vesting starting on March 31, 2024.
At December 31, 2023, there were 9.1 million restricted share awards outstanding.
A summary of the activity related to the restricted share awards is presented below:

	Total	Weighted-average grant date fair value
		$
Outstanding, December 31, 2021	—	—
Granted	20,000	0.54
Forfeited	—	—
Vested	(20,000)	0.54
Outstanding at December 31, 2022	—	—
Granted	10,878,052	1.25
Forfeited	—	—
Vested	(1,779,285)	1.25
Outstanding at December 31, 2023	9,098,767	—
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
Options
On May 2, 2022, the Company, pursuant to the employment agreements, issued options to purchase an aggregate of 0.3 million shares of the Company’s common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on June 30, 2022.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
On October 10, 2022, the Company issued options to purchase 25.0 thousand shares of the Company’s common stock. The options had an exercise price of $0.41 per share and vest ratably over 20 quarters with the first vesting occurring on December 31, 2023.
On August 29, 2022, there were 25.0 thousand shares forfeited upon the departure of an officer.
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
On November 27, 2023, there were 0.1 million shares forfeited upon the expiration of the options.
On December 21, 2023, there were 0.1 million shares forfeited upon the departure of board members.
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2021	5.00	100,000	1.91	—
Issued	0.41	337,500	4.40	12
Exercised	—	—	N/A	—
Forfeited	—	(25,000)	N/A	—
Outstanding, December 31, 2022	1.52	412,500	3.53	—
Expected to vest, December 31, 2022	0.41	296,875	5.21	—
Exercisable, December 31, 2022	3.59	144,375	1.98	—
Issued	1.51	600,000	5.42	156
Exercised	—	—	N/A	—
Forfeited	3.40	(185,000)	N/A	—
Outstanding, December 31, 2023	1.09	827,500	4.26	—
Expected to vest, December 31, 2023	1.14	605,609	4.23	—
Exercisable, December 31, 2023	0.98	221,891	4.34	—
The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

For the Year Ended December 31, 2023
Risk free interest rate	3.54-4.93%
Expected term (years)	5
Expected volatility	53.99-69.02%
Expected dividends	—

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
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
A summary of warrants activity is presented below:

	Weighted-average exercise price	Number of Warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2021	1.66	20,284,016	4.0	—
Issued	2.01	597,819	N/A	—
Exercised	0.01	(2,848,195)	N/A	—
Forfeited	—	—	N/A	—
Outstanding, December 31, 2022	1.93	18,033,640	3.5	—
Exercisable, December 31, 2022	1.93	18,033,640	3.5	—
Issued	2.40	2,153,309	2.9	—
Exercised	1.00	(2,153,309)	2.9	215
Forfeited	4.36	(653,750)	N/A	—
Outstanding, December 31, 2023	1.97	17,379,890	2.6	—
Exercisable, December 31, 2023	1.97	17,379,890	2.6	—

Sadot Group, Inc.
Notes to the Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $6.2 million and $3.7 million, respectively for the years ended December 31, 2023 and 2022, of which $5.4 million and $3.6 million were stock-based consulting expenses paid to related party, $0.5 million and $36.0 thousand were given to consultants for services rendered, $0.3 million and $0.1 million were given to the board of directors and $0.1 million and $21.4 thousand were executive compensation.

20.    Related Party Transactions
The Company held a Special Shareholder Meeting on February 28, 2023. Of the 29.3 million shares of Common Stock outstanding on January 19, 2023, the record date, 17.2 million shares were represented at the Special Shareholder Meeting, in person or by proxy, constituting a quorum. At the meeting, the shareholders approved (i) the Services Agreement whereby Sadot LLC engaged Aggia, to provide certain advisory services to Sadot Agri-Foods for managing Sadot Agri-Foods’ business of wholesaling food and engaging in the purchase and sale of physical food commodities (the “Sadot Agri-Foods Transaction”); (ii) an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 50.0 million to 150.0 million and an additional increase from 150.0 million to 200.0 million; (iii) for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the Shares pursuant to the Services Agreement entered between the Company, Sadot LLC and Aggia representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules; (iv) for purposes of complying with NASDAQ Listing Rule 5635(c), the issuance of up to 14.4 million Shares of Common Stock to Aggia pursuant to the Services Agreement and net income generated thresholds; (v) the right of Aggia to nominate up to eight directors to the Board of Directors subject to achieving net income thresholds as set forth in the Services Agreement; and (vi) the adoption of the 2023 Equity Incentive Plan.
In April of 2023, the Company recognized a related party relationship between newly appointed directors of the Company and Aggia. As of December 31, 2023, Aggia owned 25.2% of the Company's commons stock.

During the year ended December 31, 2023 and 2022, the Company recorded Stock-based consulting expense of $5.4 million and $3.6 million, respectively to its related party, Aggia for consulting services rendered.

Additionally, for the year ended December 31, 2023 and 2022, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $3.2 million and $0.4 million, respectively.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.
21.    Subsequent Events
Common Stock
On January 4, 2024, the Company authorized the issuance of an aggregate of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023. The Company accrued for the liability as of December 31, 2023.
Convertible Notes
On January 8, 2024, the Company authorized the issuance of $0.1 million into 0.3 million shares of the Company’s common stock.
On January 11, 2024, the Company authorized the issuance of $0.1 million into 0.3 million shares of the Company’s common stock.
On January 22, 2024, the Company authorized the issuance of $0.1 million into 0.3 million shares of the Company’s common stock.

Sadot Group, Inc.
Notes to the Consolidated Financial Statements

On January 29, 2024, the Company authorized the issuance of $0.1 million into 0.3 million shares of the Company’s common stock.

On February 16, 2024, the Company authorized the issuance of $0.1 million into 0.3 million shares of the Company's common stock.

On March 15, 2024, the Company authorized the issuance of $0.2 million into 0.6 million shares of the Company's common stock.
Brokerage agreement

On February 23, 2024, the Company entered into an agreement with a brokerage firm to have the exclusive rights to offer and sell the Sadot food services segment of the Company.