Form 10-Q
period 2024-03-31
Sadot Group Inc.
filed 2024-05-15
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39223
Sadot Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)
295 E. Renfro Street, Suite 209,
Burleson, Texas 76028
(Address of principal executive offices)
1751 River Run, Suite 200,
Fort Worth, Texas 76107
(Former address of registrant)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 15, 2024, was 54,728,960.

Sadot Group Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sadot Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
	$’000	$’000
Assets
Current assets:
Cash	1,214	1,354
Accounts receivable, net of allowance for doubtful accounts of $0.2 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively	23,095	52,920
Inventory	2,383	2,561
Assets held for sale	6,950	—
Other current assets	58,584	56,016
Total current assets	92,226	112,851
Right to use assets	—	1,284
Property and equipment, net	11,961	12,883
Goodwill	—	1,798
Intangible assets, net	—	2,833
Other non-current assets	46,340	46,442
Total assets	150,527	178,091
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	23,342	50,167
Notes payable, current, net of discount of $0.1 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively	3,640	6,531
Operating lease liability, current	—	385
Deferred revenue, current	2,165	1,229
Liabilities held for sale	3,752	—
Other current liabilities	46,111	46,270
Total current liabilities	79,010	104,582
Contract liability, non-current	46,048	46,048
Notes payable, non-current	—	622
Operating lease liability, non-current	—	1,027
Deferred revenue, non-current	292	1,555
Total liabilities	125,350	153,834
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 44,234,315 and 40,464,720 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	109,281	107,988
Accumulated deficit	(87,444)	(87,179)
Accumulated other comprehensive (loss) / income	(52)	8
Total Sadot Group Inc. shareholders' equity	21,789	20,821
Non-controlling interest	3,388	3,436
Total stockholders’ equity	25,177	24,257
Total liabilities and stockholders’ equity	150,527	178,091

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	$’000	$’000
Commodity sales	106,507	210,366
Company restaurant sales, net of discounts	1,157	2,301
Franchise royalties and fees	257	284
Franchise advertising fund contributions	15	16
Cost of goods sold	(108,276)	(208,294)
Gross (loss) profit	(340)	4,673
Depreciation and amortization expenses	(280)	(633)
Franchise advertising fund expenses	(15)	(16)
Pre-opening expenses	—	(36)
Post-closing expenses	(19)	(94)
Stock-based expenses	(796)	(3,359)
Sales, general and administrative expenses	(2,096)	(2,142)
Loss from operations	(3,546)	(1,607)
Interest (expense) / income, net	(490)	3
Change in fair value of stock-based compensation	476	541
Gain on fair value remeasurement	3,259	—
Loss on sale of trading securities	(11)	—
Loss Before Income Tax	(312)	(1,063)
Income tax expense	1	3
Net loss	(313)	(1,066)
Net loss attributable to non-controlling interest	48	—
Net loss attributable to Sadot Group Inc.	(265)	(1,066)

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Loss
(Unaudited) (Continued)

	Three Months Ended March 31,
	2024	2023
	$’000	$’000
Net loss	(313)	(1,066)
Other comprehensive income
Unrealized loss, net of income tax	(60)	—
Total other comprehensive loss	(60)	—
Total comprehensive loss	(373)	(1,066)
Comprehensive loss attributable to non-controlling interest	48	—
Total Comprehensive loss attributable to Sadot Group Inc.	(325)	(1,066)

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
	Shares	Amount
	('000	$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2022	29,287	3	95,913	(79,355)	—	—	16,561
Common stock compensation to board of directors	31	—	28	—	—	—	28
Common stock issued as compensation for services	2,849	—	3,020	—	—	—	3,020
Stock-based compensation - options	—	—	27	—	—	—	27
Net loss	—	—	—	(1,066)	—	—	(1,066)
Balance at March 31, 2023	32,167	3	98,988	(80,421)	—	—	18,570
Balance at December 31, 2023	40,465	4	107,988	(87,179)	8	3,436	24,257
Common stock compensation to board of directors	106	—	42	—	—	—	42
Common stock issued as compensation for services	583	—	175	—	—	—	175
Conversion of convertible loan	2,841		965				965
Stock Based Compensation - Vesting of Options and Restricted Stock Awards	239	—	111	—	—	—	111
Unrealized loss, net of income tax	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	(265)	—	(48)	(313)
Balance at March 31, 2024	44,234	4	109,281	(87,444)	(52)	3,388	25,177

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	$’000	$’000
Cash Flows from Operating Activities
Net loss	(313)	(1,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280	633
Stock-based expenses	796	3,414
Change in fair value of compensation	476	541
Unrealized loss, net of income tax	(60)	—
Loss on disposal of assets	63	—
Bad debt expense	—	(5)
Transfer to assets held for sale	(265)	—
Changes in operating assets and liabilities:
Accounts receivable, net	29,566	(4,821)
Inventory	—	(34,848)
Other current assets	(2,690)	111
Other non-current assets	36	—
Accounts payable and accrued expenses	(26,498)	32,828
Other current liabilities	71	14
Operating right to use assets and lease liabilities, net	(61)	(30)
Deferred revenue	1,198	(53)
Total adjustments	2,912	(2,216)
Net cash provided by (used in) operating activities	2,599	(3,282)
Cash Flows from Investing Activities
Deposit on farmland	—	(87)
Purchases of property and equipment	(11)	(109)
Disposal of property and equipment	62	—
Net cash provided by (used in) investing activities	51	(196)
Cash Flows from Financing Activities
Proceeds from notes payable	1,500	—
Repayments of notes payable	(4,290)	(34)
Net cash used in financing activities	(2,790)	(34)
Net Decrease in Cash	(140)	(3,512)
Cash – beginning of period	1,354	9,898
Cash – end of period	1,214	6,386

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	495	3
Transfer to assets held for sale	6,590	—

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Business Organization and Nature of Operations
Sadot Group Inc. ("Sadot Group" or "SGI" or together with its subsidiary, the “Company”) (f/k/a Muscle Maker, Inc.) , a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022, SGI has transformed from a U.S.-centric restaurant business into a global organization focused on the Agri-food commodity supply chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. Sadot Group is headquartered in Ft. Worth, Texas with subsidiary operations throughout the United States, Brazil, Colombia, Dubai, India, Israel, Singapore, Ukraine and Zambia.
As of March 31, 2024, SGI consisted of two distinct operating units:

1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Argentina, Australia, Bangladesh, Brazil, Canada, China, Columbia, Ecuador, Egypt, Guinea, Honduras, India, Indonesia, Ivory Coast, Japan, Kenya, Malaysia, Morocco, Mozambique, Nigeria, Philippines, Poland, Romania, Saudi Arabia, South Korea, Sri Lanka, Ukraine, United States and Vietnam, among others. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food value chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.Sadot Restaurant Group, LLC ("Sadot Food Services") has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, as well as one subscription-based fresh prep meal concept, SuperFit Foods. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices with the goal of satisfying consumers demand for healthier choices, customization, flavor and convenience. Each of our three concepts offers different menus that are tailored to specific consumer segments. We believe our concepts deliver highly differentiated customer experiences.This entire operating segment was identified as held for sale. Please see Note 3 – Assets held for sale for further details.

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
In the first quarter of 2024, the Company classified its Sadot Food Services segment as held for sale. See Note 3 – Assets held for sale for additional information.
Liquidity

The Company's primary source of liquidity is cash on hand. As of March 31, 2024, the Company had a cash balance, a working capital surplus and an accumulated deficit of $1.2 million, $13.2 million, and $87.4 million, respectively. During the three months ended March 31, 2024, the Company incurred a Pre-tax net loss of $0.3 million. The Company had Net

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
cash provided by operations of $2.6 million for the three months ended March 31, 2024. The Company believes that our existing cash on hand, current accounts receivable and future cash flows from our commodity trading, farming and franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months. In addition, the Company has access to additional liquidity if it is needed through an executed Standby Equity Purchase Agreement ("SEPA") for up to $25 million in capital whereby the Company may submit advance requests to the lender and the lender will provide cash in consideration of shares of common stock subject to certain limitations and conditions set forth in the SEPA.

Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Cash	1,214	1,354
Accounts Receivable, net	23,095	52,920
Inventory	2,383	2,561
Other current assets(1)	58,584	56,016
Assets held for sale(5)	6,950	—
Total current assets	92,226	112,851
Accounts payable and accrued expenses	23,342	50,167
Notes payable, net	3,640	6,531
Other current liabilities(2)	48,276	47,884
Liabilities held for sale(6)	3,752	—
Total current liabilities	79,010	104,582
Working capital(3)	13,216	8,269
Current ratio(4)	1.17	1.08
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
(5) See Note 3 for additional information
(6) See Note 3 for additional information
2.    Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of March 31, 2024, and for the three months ended March 31, 2024, and 2023. The results of operations for the three months ended March 31, 2024, and 2023 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023. The Balance Sheet as of December 31, 2023, has been derived from the Company’s audited Financial Statements.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 or December 31, 2023.
Inventory
Inventory, which are stated at the lower of cost or net realizable value, related to our raw materials, supplies and harvested crops related to our farming operations of $2.4 million and $2.4 million as of March 31, 2024, and December 31, 2023, respectively. Cost is determined using the first-in, first-out method.
Accounts Receivable
Accounts Receivable consists of receivables related to Sadot Agri-Foods of $23.1 million and $52.9 million net of doubtful accounts of $0.2 million and $0.2 million as of March 31, 2024, and December 31, 2023, respectively.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that collection of the balance is unlikely.
Assets held for sale
In the first quarter of 2024, the Company classified its Sadot food services segment as held for sale.
Assets and liabilities of disposal group(s) are classified as held for sale when:
•management, having the authority to approve action, commits to a plan to sell,
•the disposal group(s) are available for immediate sale in present condition,
•an active program to locate a buyer and other actions required to complete the plan to sell have been initiated,
•the sale is probable and expected to be completed within one year,
•the sale is actively marketed at a reasonable price reflecting its current fair value,
•and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less cost to sell. Any impairment loss resulting from this initial measurement is recognized in the period in which the held for sale criteria described above, is met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less costs to sell, at each reporting period that it remains as held for sale, with any changes as a result of the assessment adjusting the carrying value of the disposal group, but not in excess of the cumulative loss previously recognized on the disposal group.

Following their classification as held for sale, assets are not depreciated or amortized. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale continue to be recognized. Refer to Note 3 – Assets held for sale for more details.
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
Intangible Assets
The Company accounts for recorded intangible assets in accordance with the Accounting Standards Codification (“ASC’) 350 “Intangibles – Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company’s goodwill has an indefinite life and is not amortized, but is evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
impairment. In the first quarter of 2024, the remaining intangible assets were moved to assets held for sale. See Note 3 – Assets held for sale for additional information.
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
As of March 31, 2024 and December 31, 2023, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.
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
Seasonality
There is a degree of seasonality in the growing cycles, procurement and transportation of crops. The farming industry in general historically experiences seasonal fluctuations in revenues and net income. Typically, the Company has lower sales and net income during the non-harvest seasons and higher sales and net income during the harvest season.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Commodity Sales
Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by delivery and the invoice is prepared and submitted to the customer. During the three months ended March 31, 2024 and 2023, the Company recorded Commodity sales revenues of $106.5 million and $210.4 million, respectively, which is included in Commodity sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
Restaurant Sales
Retail store revenue at Sadot Food Service is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales-related taxes. The Company recorded retail store revenues of $1.2 million during the three months ended March 31, 2024 and $2.3 million for the three months ended March 31, 2023, respectively, which is included in Restaurant sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenues from gift cards as restaurant revenues once the Company performs its obligation to provide food and beverage to the customer simultaneously with the redemption of the gift card or through gift card breakage.
Franchise Royalties and Fees
Franchise revenues consists of royalties, initial franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $0.2 million during the three months ended March 31, 2024 and $0.2 million during the three months ended March 31, 2023, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and initial franchise fees. The Company capitalizes these fees upon collection from the franchisee. These initial fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. If a franchise location closes or a franchise agreement is terminated for any reason, the unrecognized revenue will be recognized in full at that time. The Company recorded revenue from initial franchise fees of $26.9 thousand and $0.1 million during the three months ended March 31, 2024 and 2023, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $22.9 thousand during the three months ended March 31, 2024 and $26.0 thousand for the three months ended March 31, 2023, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Rebates earned on purchases by Company-owned stores are recorded as a reduction of Food and beverage costs during the period in which the related food and beverage purchases are made.
Franchise Advertising Fund Contributions
Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses. When an advertising contribution fund is over-spent at year-end, advertising expenses will be reported on the Unaudited Condensed Consolidated Statement of Operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period-end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $15.0 thousand during the three months ended March 31, 2024 and $16.0 thousand for the three months ended March 31, 2023, which are included in Franchise advertising fund contributions on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
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
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 15 – Commitments and contingencies for further details. For the three months ended March 31, 2024 and 2023, $0.8 million and $3.4 million, respectively, are recorded as Stock-based expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
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
Advertising
Advertising costs are charged to expense as incurred. Advertising costs of $0.1 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023, respectively, are included in Sales, general and administrative expenses. For the three months ended March 31, 2024 and 2023, $24.8 thousand and $40.0 thousand, respectively, are included in Cost of goods sold in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
Net Loss per Share
Basic loss per common share is computed by dividing net loss attributable to Sadot Group Inc. by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following securities are excluded from the calculation of weighted average diluted common shares at March 31, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023
	('000	('000
Warrants	17,056	18,034
Options	813	1,013
RSAs	10,495	—
Convertible debt	9,501	24
Total potentially dilutive shares	37,865	19,071
The following table sets forth the computation of basic and dilutive net loss per share attributable to the Company’s stockholders:

	Three Months Ended March 31,
	2024	2023
(In thousands, except for share count and per share data)
Net loss attributable to Sadot Group Inc.	(265)	(1,066)
Weighted-average shares outstanding:
Basic	41,869,051	29,443,394
Effect of potentially dilutive stock options	—	—
Diluted	41,869,051	29,443,394
Net loss per share attributable to Sadot Group Inc.:
Basic	(0.01)	(0.04)
Diluted	(0.01)	(0.04)
Major Vendor
The Company engages various vendors to purchase commodities for resale, purchase inputs for farming operations and distribute food products to their Company-owned restaurants. Purchases from the Company’s five largest commodity suppliers totaled 95% for the three months ended March 31, 2024. Purchases from the Company’s largest commodity supplier totaled 98% for the three months ended March 31, 2023.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

We record all open contract positions on our Consolidated Balance Sheets at fair value and typically do not offset these assets and liabilities. There were two open positions at March 31, 2024.

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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net income attributable to Non-controlling interests is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Loss.
Recent Accounting Pronouncements
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
3.    Assets Held For Sale
2023 Disposal groups held for sale
During the first quarter of 2024, the Company began actively marking the sale of Sadot food services and identifying it as a disposal group that meets the requirements of ASC 360-10. Accordingly, it was classified as held for sale in the Company's Unaudited Condensed Consolidated Balance Sheets. This current period classification resulted in the Group identifying a triggering event as it was more likely than not that these asset groups would be disposed of under ASC 350-20. For more details over the resulting impairment test performed prior to measuring the disposal group at the lower of their carrying amount or fair value less cost to sell, see Note 8 – Goodwill and other intangible assets, net.

The following presents the major classes of assets and liabilities for the Sadot food services reporting unit held for sale as of March 31, 2024:

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of
March 31, 2024
$’000
Cash	265
Accounts receivable, net	260
Inventory	177
Other current assets	135
Right to use assets	887
Property and equipment, net	647
Goodwill	1,798
Intangible assets, net	2,715
Other non-current assets	66
Assets held for sale	6,950

Accounts payable and accrued expenses	321
Notes payable, current, net	121
Operating lease liability, current	272
Deferred revenue, current	118
Other current liabilities	230
Notes payable, non-current	601
Operating lease liability, non-current	681
Deferred revenue, non-current	1,408
Liabilities held for sale	3,752
Sadot Food Services had the following pre-tax losses for each quarter ended March 31:

Sadot Food Services Net Loss Before Income Tax	$’000
2024	(1,090)
2023	(406)
4.    Allowance for Credit Losses on Accounts Receivable
At March 31, 2024 and December 31, 2023, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Balance at beginning of period	173	23
Adjustments related to Sadot food services	—	72
Adjustments related to Sadot agri-foods	76	78
Balance at end of period	249	173

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5.    Other Current Assets
In the first quarter of 2024, the Company transferred $0.1 million of other current assets to Assets held for sale. See Note 3 – Assets held for sale for additional information.
At March 31, 2024 and December 31, 2023, the Company’s other current assets consists of the following:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Prepaid expenses	205	766
Other receivables	25	7
Contract assets - current	47,180	47,180
Forward sales derivative	4,750	1,491
Notes receivable, current	—	148
Prepaid forward on carbon offsets	6,424	6,424
Other Current Assets	58,584	56,016
6.    Other Non-Current Assets
In the first quarter of 2024, the Company transferred $0.1 million of other non-current assets to Assets held for sale. See Note 3 – Assets held for sale for additional information.
At March 31, 2024 and December 31, 2023, the Company’s other non-current assets consists of the following:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Security deposit	—	76
Notes receivable, non-current	—	26
Contract assets, non-current	46,340	46,340
Other non-current assets	46,340	46,442

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.    Property and Equipment, Net
In the first quarter of 2024, the Company transferred $0.6 million of Property and equipment to Assets held for sale. See Note 3 – Assets held for sale for additional information.
As of March 31, 2024 and December 31, 2023, Property and equipment consist of the following:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Furniture and equipment	218	1,026
Vehicles	215	270
Leasehold improvements	—	877
Land and land improvements	11,766	11,766
Construction in process	4	—
Property and equipment, gross	12,203	13,939
Less: accumulated depreciation	(242)	(1,056)
Property and equipment, net	11,961	12,883
Depreciation expense amounted to $0.2 million for the three months ended March 31, 2024 and $0.3 million during the three months ended March 31, 2023, respectively. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of $0.1 million and nil for the three months ended March 31, 2024 and 2023, respectively, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
8.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 2 to 13 years. In the first quarter of 2024, the Company moved the remaining intangible assets to assets held for sale and as a result of the reclassification, the Company stopped amortizing these assets. See Note 3 – Assets held for sale for additional information.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2022	Impairment of intangible assets	Amortization expense	Intangible assets, net at March 31, 2023	Intangible assets, net at December 31, 2023	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at March 31, 2024
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	670	—	(83)	587	—	—	—	—	—
Franchise Agreements Muscle Maker Grill	136	—	(7)	129	—	—	—	—	—
Trademark SuperFit	29	—	(2)	27	—	—	—	—	—
Domain Name SuperFit	81	—	(6)	75	—	—	—	—	—
Customer List SuperFit	90	—	(7)	83	—	—	—	—	—
Proprietary Recipes SuperFit	103	—	(8)	95	—	—	—	—	—
Non-Compete Agreement SuperFit	107	—	(21)	86	—	—	—	—	—
Trademark Pokemoto	118	—	(9)	109	83	—	(9)	(74)	—
Franchisee License Pokemoto	2,322	—	(68)	2,254	2,045	—	(69)	(1,976)	—
Proprietary Recipes Pokemoto	867	—	(40)	827	705	—	(40)	(665)	—
Non-Compete Agreement Pokemoto	88	—	(59)	29	—	—	—	—	—
	4,611	—	(310)	4,301	2,833	—	(118)	(2,715)	—
Amortization expense related to intangible assets was $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31 2022	570	1,798	258	2,626
Impairment of goodwill	—	—	—	—
Goodwill, net at March 31, 2023	570	1,798	258	2,626
Goodwill, net at December 31 2023	—	1,798	—	1,798
Transfer to assets held for sale	—	(1,798)	—	(1,798)
Goodwill, net at March 31, 2024	—	—	—	—

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9.    Accounts Payables and Accrued Expenses
In the first quarter of 2024, the Company transferred $0.3 million of Accounts payables and accrued expenses to Assets held for sale. See Note 3 – Assets held for sale for additional information.
Accounts payables and accrued expenses consist of the following:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Accounts payable	3,294	3,488
Accrued payroll and bonuses	575	756
Accrued expenses	90	204
Accrued interest expenses	5	77
Accrued professional fees	214	255
Accounts payable commodities	19,161	45,342
Accrued purchases	—	17
Sales taxes payable	3	28
	23,342	50,167
10.    Notes Payable
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
In connection with the SEPA, and subject to the condition set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 with respect to $3.0 million and the balance of $1.0 million will be disbursed upon the registration statement registering the resale of the shares of common stock issuable under the SEPA being declared effective. The purchase price for the Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date will be 12-months after the initial closing of the Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $1.11495 or 95% of the lowest daily VWAP during the seven consecutive trading days immediately proceeding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $0.33 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $500,000 plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”). No triggering event occurred as of March 31, 2024. As of March 31, 2024, 3.9 million shares of common stock have been converted leaving an aggregate principle balance remaining of 2.7 million.
Notes Payable
During the three months ended March 31, 2024 and 2023, the Company repaid a total amount of $4.3 million and $0.1 million, respectively, of the notes payable.
As of March 31, 2024, the Company had an aggregate amount of $3.6 million in notes payable. The notes had interest rates ranging between 6.00% - 24.39% per annum, due on various dates through September 2024.
In the first quarter of 2024, the Company transferred $0.7 million of notes payable to Assets held for sale. See Note 3 – Assets held for sale for additional information.
The maturities of notes payable as of March 31, 2024, are as follows:

Principal Amount
$’000
1/1/24-12/31/24	3,739
1/1/25-12/31/25	—
1/1/26-12/31/26	—
1/1/27-12/31/27	—
Thereafter	—
Total maturities	3,739
Less discount	(99)
Notes payable, net	3,640

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11.    Leases Held for Sale
The Company’s leases consist of restaurant locations. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-10 years and most leases included the option to extend the lease for an additional 5 years.
The total lease cost associated with right of use assets and operating lease liabilities for the three months ended March 31, 2024 and 2023, was $0.1 million and $0.1 million, respectively, and has been recorded in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss as Cost of goods sold.
In the first quarter of 2024 all of the Company's leased assets of $0.9 million and lease liabilities of $1.0 million were moved to Assets held for sale. See Note 3 – Assets held for sale for additional information.
The assets and liabilities related to the Company’s leases were as follows:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Assets
Right to use asset	887	1,284
Transferred to assets held for sale	(887)	—
Total lease assets	—	1,284
Liabilities
Operating leases – current	272	385
Operating leases – non-current	681	1,027
Transferred to liabilities held for sale	(953)	—
Total lease liabilities	—	1,412
The table below presents the future minimum lease payments under the noncancellable operating leases as of March 31, 2024:

Operating Leases
$’000
Fiscal Year:
2024	287
2025	280
2026	139
2027	143
2028	137
Thereafter	304
Total lease payments	1,290
Less imputed interest	(337)
Less assets transferred to held for sale	(953)
Present value of lease liabilities	—

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company’s lease term and discount rates were as follows:

As of March 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	5.11
Weighted-average discount rate
Operating leases	12.0%
12.    Deferred Revenue
In the first quarter of 2024, the Company transferred $1.5 million of deferred revenue to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
The Company's deferred revenue consists of the following:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Deferred revenues, net	2,457	2,784
Less: deferred revenue, current	(2,165)	(1,229)
Deferred revenues, non-current	292	1,555
Deferred revenue related to commodity forward sales contracts were $2.5 million and $1.4 million, as of March 31, 2024 and December 31, 2023, respectively. Deferred revenue related to deferred franchise fees were nil and $1.4 million, as of March 31, 2024 and December 31, 2023, respectively.
13.    Other Current Liabilities
In the first quarter of 2024, the Company transferred $0.2 million of other current liabilities to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
Other current liabilities consist of the following:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Gift card liability	—	13
Co-op advertising fund liability	—	114
Marketing development brand liability	—	68
Advertising fund liability	—	29
Derivative liability	65	—
Contract liabilities, current	46,046	46,046
	46,111	46,270
See Note 2 – Significant accounting policies for details related to the gift card liability and advertising fund liability.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
14.    Income Taxes
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of March 31, 2024 and December 31, 2023 are presented below:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	12,341	11,890
Receivable allowance	56	37
Stock-based compensation	46	20
Intangible assets	719	727
163(j) adjustment	201	100
Accrued expenses	86	106
Capitalized costs	8	4
Deferred revenues	351	310
Leases	206	301
Gross deferred tax asset	14,014	13,495
Deferred tax liabilities:
Property and equipment	(11)	(60)
Leases	(192)	(274)
Unrealized gains	(1,025)	(317)
Gross deferred tax liabilities	(1,228)	(651)
Net deferred tax assets	12,786	12,844
Valuation allowance	(12,786)	(12,844)
Net deferred tax asset, net of valuation allowance	—	—
The income tax expense for the periods shown consist of the following:

	Three Months Ended March 31,
	2024	2023
	$’000	$’000
Federal:
Current	—	—
Deferred	—	—
State and local:
Current	1	3
Deferred	—	—
	1	3
Change in valuation allowance	—	—
Income tax expense	1	3

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	As of
	March 31, 2024	December 31, 2023
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	(0.5)%	1.1%
Permanent differences	(2.0)%	(0.3)%
Return to provision adjustments	(38.6)%	0.5%
Warrant modification expense	—%	(2.5)%
Fair value gain/loss on share issuance	—%	3.6%
Other	(2.3)%	—%
Change in valuation allowance	21.9%	(23.2)%
Effective income tax rate	(0.5)%	0.2%
The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Connecticut, Kansas, Florida, Texas, Virginia, New York State and New York City. The earliest year that the Company is subject to examination is the year ended December 31, 2015.
The Company has approximately $53.1 million of Federal and State Net operating loss (“NOLs”) available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2035 to 2037 for federal and state purposes.
As of March 31, 2024 and December 31, 2023, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $12.8 million and $12.8 million, respectively. The valuation allowance decreased by approximately $58.0 thousand.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Consulting Agreements
On November 14, 2022 (the “Effective Date”), the Company, Sadot LLC and Aggia LLC FC, a company formed under the laws of United Arab Emirates (“Aggia”) entered into a Services Agreement (the “Services Agreement”) whereby Sadot LLC engaged Aggia to provide certain advisory services to Sadot Agri-Food for creating, acquiring and managing Sadot Agri Food’s business of wholesaling food and engaging in the purchase and sale of physical food commodities.
As consideration for Aggia providing the services to Sadot Agri-Food, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot Agri-Food generating net income measured on a quarterly basis at per share price of $1.5625, subject to equitable adjustments for any combinations or splits of the common stock occurring following the Effective Date. Upon Sadot Agri-Food generating net income for any fiscal quarter, the Company shall issue Aggia a number of shares of common stock equal to the net income for such fiscal quarter divided by the per share price (the “Shares”). The Company may only issue authorized, unreserved shares of common stock. The Company will not issue Aggia in excess of 14.4 million shares representing 49.9% of the number of issued and outstanding shares of common stock as of the Effective Date. In the event that the shares cap has been reached, then the remaining portion of the net income, if any, not issued as shares shall accrue as debt payable by Sadot Group to Aggia until such debt has reached a maximum of $71.5 million. The Company will prepare the shares earned calculation after the annual audit or quarter review is completed by the auditors. The shares will be issued within 10 days of the final calculation.

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
Additionally, for the three months ended March 31, 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods' operating expenses including labor and operating expenses and general administrative expenses of $0.9 million, $0.1 million and nil, respectively. For the three months ended March 31, 2023, operating costs related to Sadot Agri-Foods' operating expenses including labor and operating expenses and general administrative expenses were $0.6 million, $0.2 million and $0.1 million, respectively.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Franchising
During the three months ended March 31, 2024 and 2023, the Company entered into various Pokemoto franchise agreements for a total of 15 and 5, respectively, potentially new Pokemoto locations with various franchisees. The Franchisees paid the Company an aggregate of $0.2 million for the three months ended March 31, 2024 and this has been recorded in liabilities held for sale as of March 31, 2024. See Note 3 – Assets held for sale for additional information.
Master Franchise Agreement
On October 25, 2021, Muscle Maker Development International LLC (“MMDI”), a wholly-owned subsidiary of the Company, entered into a Master Franchise Agreement (the “Master Franchise Agreement”) with Almatrouk Catering Company – OPC (“ACC”) providing ACC with the right to grant franchises for the development of 40 “Muscle Maker Grill” restaurants through December 31, 2030 (the “Term”) in the Kingdom of Saudi Arabia (“KSA”).
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
Sales Taxes
The Company had accrued a sales tax liability for approximately $33.0 thousand and $28.0 thousand as of March 31, 2024, and December 31, 2023, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner.
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
Employment Agreements
On November 16, 2022, the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will continue to be employed as Chief Executive Officer of the Company on an at-will-basis. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $0.4 million. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually. Mr. Roper received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
equity compensation rights through the last day of the term applicable to such stock option. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 18 months following the second anniversary of the Roper Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Roper Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On March 21, 2023, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at-will-basis. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $0.3 million. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Ms. Black received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Black Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Black Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kenn Miller (the “Miller Agreement”), which replaced his prior employment agreement. Pursuant to the Miller Agreement, Mr. Miller will continue to be employed as Chief Operating Officer of the Company on an at-will-basis. During the term of the Miller Agreement, Mr. Miller is entitled to a base salary at the annualized rate of $0.3 million. Mr. Miller will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Miller will be entitled to an additional bonus of $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Miller is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Miller is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Miller will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 12 months following the second anniversary of the Miller Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Miller Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan will continue to be employed as Chief Investment Officer of the Company on an at-will-basis. During the term of the Employment Agreement, Mr. Mohan is entitled to a base salary at the annualized rate of $0.2 million. Mr. Mohan will be eligible for a discretionary performance bonus up to 75% of his annual salary. Mr. Mohan received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Mohan is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Mohan Agreement will automatically terminate and the prior employment agreement will again be in full effect.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will continue to be employed as Chief Marketing Officer of the Company on an at-will-basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $0.2 million. Ms. Infante will be eligible for a discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante will be entitled to an additional

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
bonus of $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Infante Agreement will automatically terminate, and the prior employment agreement will again be in full effect.
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

The notice indicates that the Company will have 180 calendar days, until May 6, 2024, to regain compliance with this requirement. On April 29, 2024, the Company submitted a request to Nasdaq requesting an additional 180 days to regain compliance. On May 7, 2024, the Company received notice from Nasdaq that the request for an additional 180 days to regain compliance was approved. The Company can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of its common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to the Company that the Company’s common stock will be subject to delisting. In the event of such notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing.

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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
16.    Reportable Operating Segments
See Note 1 – Business organization and nature of operations for descriptions of our operating segments.
The following table sets forth the results of operations for the relevant segments for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	106,507	—	106,507
Company restaurant sales, net of discounts	1,157	—	—	1,157
Franchise royalties and fees	257	—	—	257
Franchise advertising fund contributions	15	—	—	15
Cost of goods sold	(1,331)	(106,945)	—	(108,276)
Gross (loss) profit	98	(438)	—	(340)
Depreciation and amortization expenses	(189)	(91)	—	(280)
Franchise advertising fund expenses	(15)	—	—	(15)
Post-closing expenses	(19)	—	—	(19)
Stock-based expenses	—	—	(796)	(796)
Sales, general and administrative expenses	(703)	(731)	(662)	(2,096)
Loss from operations	(828)	(1,260)	(1,458)	(3,546)
Interest income / (expense), net	(262)	(407)	179	(490)
Change in fair value of stock-based compensation	—	—	476	476
Gain on fair value remeasurement	—	3,259	—	3,259
Loss on sale of trading securities	—	(11)	—	(11)
(Loss) / Income Before Income Tax	(1,090)	1,581	(803)	(312)
Income tax expense	—	—	1	1
Net (loss) / income	(1,090)	1,581	(804)	(313)
Total assets	6,950	142,673	904	150,527

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the results of operations for the relevant segments for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	210,366	—	210,366
Company restaurant sales, net of discounts	2,301	—	—	2,301
Franchise royalties and fees	284	—	—	284
Franchise advertising fund contributions	16	—	—	16
Cost of goods sold	(2,465)	(205,829)	—	(208,294)
Gross (loss) profit	136	4,537	—	4,673
Depreciation and amortization expenses	(633)	—	—	(633)
Franchise advertising fund expenses	(16)	—	—	(16)
Pre-opening expenses	(36)	—	—	(36)
Post-closing expenses	(94)	—	—	(94)
Stock-based expenses	—	—	(3,359)	(3,359)
Sales, general and administrative expenses	(82)	(286)	(1,774)	(2,142)
Loss from operations	(725)	4,251	(5,133)	(1,607)
Interest income, net	3	—	—	3
Change in fair value of stock-based compensation	—	—	541	541
Loss Before Income Tax	(722)	4,251	(4,592)	(1,063)
Income tax expense	1	—	2	3
Net loss	(723)	4,251	(4,594)	(1,066)
Total assets	8,711	45,853	8,034	62,598

During the first quarter of Fiscal 2024, assets related to our Sadot food services segment met the criteria for classification as Assets Held for Sale. For additional information, see Note 2 – Significant accounting policies and Note 3 – Assets held for sale.

With the creation of our Sadot LLC subsidiary in late 2022, we began to transform from a U.S.-centric restaurant business into a global, food-focused organization with two distinct segments. As a result, we have reevaluated and changed our operating segments late in 2023 to align with our 2 distinct segments. Previously we split out Muscle Maker Grill, Pokemoto, and SuperFit Foods as their own restaurant operating segments. With the transformation of our business into a global, food-focused organization, we operate the business in 2 distinct business segments Sadot Agri-Foods and Sadot Food Service.
The Company will continue to evaluate its operating segments and update as necessary.
17.    Fair Value Measurement
The following tables presents information about the Company's assets and liabilities that are measure at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial liabilities:	$’000	$’000	$’000	$’000
Contract liability	—	92,094	—	92,094
Derivative liability	—	65	—	65
Forward sales derivatives	—	4,750	—	4,750
	—	96,909	—	96,909

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:	$’000	$’000	$’000	$’000
Contract liability	—	92,094	—	92,094
Forward sales derivatives	—	1,491	—	1,491
	—	93,585	—	93,585
There were no transfers between fair value levels during the three months ended March 31, 2024.
See Note 19 – Equity for details related to accrued compensation liability being fair valued using Level 1 inputs.
See Note 15 – Commitments and contingencies and Note 18 – Financial instruments for details related to the Derivative liability being fair valued using Level 2 inputs.
Forward Sales Derivative and Derivative Liability
The Forward sales derivative asset and Derivative liability primarily relate to the forward sale contracts. The fair value of the Forward sales derivative asset and Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. The Forward sales derivative refers to the forward sales contracts executed in September, November and December 2023. Refer to 15 – Commitments and contingencies, for a more detailed discussion of the transactions. During the three months ended March 31, 2024, the fair value increased by $3.3 million . Please refer to Please refer to Note 2 – Significant accounting policies for additional information on ASC 815 leveling.

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
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows. The change in fair value on undesignated instruments is recorded in Other income / (expense). There were two current contracts designated as a hedge at March 31, 2024. We net settle amounts due, if any, under the contract with our counterparty.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

The Forward sales derivative asset and Derivative liability primarily relate to the forward sale contracts. The fair value of the Forward sales derivative asset and Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable, which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. The Forward sales derivative refers to the forward sales contracts executed in September, November and December 2023. Refer to Note 15 – Commitments and contingencies, for a more detailed discussion of the transactions. During the three months ended March 31, 2024, the fair value increased by $3.3 million.
See Note 2 – Significant accounting policies, Note 15 – Commitments and contingencies and Note 17 – Fair value measurement for further details regarding the Derivative liability.
19.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1.5 million shares of common stock for issuance. As of March 31, 2024, 0.7 million shares have been issued and 0.8 million options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 2.5 million shares of common stock for issuance. As of March 31, 2024, 2.4 million shares have been issued and 0.1 million option to purchase shares have been awarded under the 2023 Plan.
2024 Plan
The Company’s board of directors and shareholders approved and adopted on December 20, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 7.5 million shares of common stock for issuance. As of March 31, 2024, 2.2 million shares have been issued under the 2024 Plan.
Common Stock Issuances
On January 5, 2023, the Company authorized the issuance of an aggregate of 31.3 thousand shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.
On March 27, 2023, the Company authorized the issuance of 2.8 million shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2022.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On January 4, 2024 the Company authorized the issuance of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023.
On January 8, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.
On January 11, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.
On January 22, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.

On January 29, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.

On February 16, 2024 the Company authorized the issuance of 3.0 thousand shares of common stock to a consultant for services rendered.

On February 16, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.

On March 15, 2024, the Company authorized the issuance of 0.6 million shares of common stock in connection with the conversion of notes payable.

On March 20, 2024, the Company authorized the issuance of 0.8 million shares of common stock in connection with the conversion of notes payable.

On March 28, 2024 the Company authorized the issuance of 0.1 million shares of common stock to a consultant for services rendered.

On March 31, 2023, the Company vested 0.5 million shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.
Change in fair value of stock-based compensation on the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. For the three months ended March 31, 2024 and 2023, Change in fair value of stock-based compensation was $0.5 million and $0.5 million, respectively.
Restricted Share Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. These RSA are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. The total RSA's vested for Aggia for the three months ended March 31, 2024 were 0.5 million.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
At March 31, 2024, there were 10.5 million restricted share awards outstanding.
A summary of the activity related to the restricted share awards, is presented below:

	Total RSA's	Weighted-average grant date fair value
		$
Outstanding at December 31, 2023	9,098,767	1.04
Granted	2,136,000	0.30
Forfeited	—	—
Vested	(740,129)	0.93
Outstanding at March 31, 2024	10,494,638	0.89
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2022	1.52	412,500	3.56	156
Granted	1.51	600,000	6.17	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, March 31, 2023	1.52	1,212,500	5.00	206
Expected to vest, March 31, 2023	1.17	822,481	5.54	—
Exercisable and vested, March 31, 2023	3.00	190,019	1.51	40
Outstanding, December 31, 2023	1.09	827,500	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	1.51	(15,000)	N/A	—
Outstanding, March 31, 2024	1.10	812,500	3.92	—
Expected to vest, March 31, 2024	1.14	564,985	3.99	—
Exercisable and vested, March 31, 2024	0.97	247,515	3.77	—
The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

Three Months Ended March 31, 2023
Risk free interest rate	1.53-4.33%
Expected term (years)	5.00
Expected volatility	59.10-156.87%
Expected dividends	—
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
statement covering the shares of common stock underlying the warrants within 30 days and to have the registration statement declared effective within 90 days after filing with the Commission.
A summary of warrants activity during the three months ended March 31, 2024 and 2023 is presented below:

	Weighted-average exercise price	Number of warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2022	1.93	18,033,640	3.51	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, March 31, 2023	1.93	18,033,640	3.26	—
Exercisable, March 31, 2023	1.93	18,033,640	3.26	—
Outstanding, December 31, 2023	1.97	17,379,890	2.61	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	3.66	(323,643)	N/A	—
Outstanding, March 31, 2024	1.94	17,056,247	2.41	—
Exercisable, March 31, 2024	1.94	17,056,247	2.41	—
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $0.8 million and $3.4 million, respectively for the three months ended March 31, 2024 and 2023, of which $45.5 thousand and $3.2 thousand were executive compensation, $36.1 thousand and $28.5 thousand were given to the board of directors, $0.1 million and nil were given to consultants for services rendered and $0.6 million and $3.4 million were stock-based consulting expenses paid to related party.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
20.    Related Party Transactions
The Company held a Special Shareholder Meeting on February 28, 2023. At the meeting, the shareholders approved (i) the Services Agreement whereby Sadot LLC engaged Aggia, to provide certain advisory services to Sadot Agri-Food for managing Sadot Agri-Food’s business of wholesaling food and engaging in the purchase and sale of physical food commodities; (ii) an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 50.0 million to 150.0 million; (iii) for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the Shares pursuant to the Services Agreement entered between the Company, Sadot LLC and Aggia representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules; (iv) for purposes of complying with NASDAQ Listing Rule 5635(c), the issuance of up to 14.4 million Shares of Common Stock to Aggia pursuant to the Services Agreement and net income generated thresholds; (v) the right of Aggia to nominate up to eight directors to the Board of Directors subject to achieving net income thresholds as set forth in the Services Agreement; and (vi) the adoption of the 2023 Equity Incentive Plan. The shareholders of the Company subsequently approved an increase in the authorized shares of common stock from 150.0 million to 200.0 million at the Company’s Annual Meeting held on December 20, 2023.
As of March 31, 2024, Aggia owned 29.1% of the Company's common stock.

During the three months ended March 31, 2024 and 2023, the Company recorded Stock-based consulting expense of $0.6 million and $3.4 million to its related party, Aggia for consulting services rendered.

Additionally, for the three months ended March 31, 2024 and 2023, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $1.1 million and $0.6 million, respectively.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
21.    Subsequent Events
Updated SEPA Agreement
On September 26, 2023, the Company, entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $25 million of the Company’s shares of common stock..

Pursuant to the SEPA, the Investor provided pre-advances to the Company in the aggregate amount of $4.0 million (each, a “Pre-Advance”), with each Pre-Advance evidenced by a convertible promissory note (each, a “Note”). The first Pre-Advance, in the principal amount of $3.0 million, was on September 23, 2023. The second Pre-Advance of $1.0 million was advanced on October 30, 2023.

On April 10, 2024, the Company and the Investor entered into a letter agreement (the “Letter Agreement”) to amend the terms of the remaining outstanding Note providing that the Company will make payments on May 1, 2024, June 1, 2024 and July 1, 2024 each in the principal amount of $350,000 plus an 8% payment premium and accrued interest. During the period through August 1, 2024, the Investor agreed that the application of any monthly payments that may become due and payable pursuant to Section 1(c) of the Notes (i.e., as a result of a Floor Price Trigger, or Exchange Cap Trigger) shall be suspended and the Investor shall not effect any Investor Notices of Conversions Notices, unless the Conversion Price is equal to the Fixed Price as such terms are defined in the SEPA, or with the consent of the Company.

Franchise Agreement Terminations

Effective May 2, 2024, the Company terminated its franchise agreement relating to the two Muscle Maker restaurants operating in Kuwait due to the failure to pay the royalty and other fees. Among other items in addition to terminating the franchise agreement, the Company demanded all amounts due and that the franchise cease all use of the Company's marks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of May 15, 2024, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. ("Sadot Group"), for the three months ended March 31, 2024 together with the audited financial statements of the Company for the year ended December 31, 2023 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2023 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” "Sadot", “Muscle Maker,” “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group Inc., together with its consolidated subsidiaries.

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
OVERVIEW
Sadot Group Inc. (f/k/a Muscle Maker, Inc.) is our parent company and is headquartered in Ft. Worth, Texas. In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-foods supply-chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. As of March 31, 2024, Sadot Group consisted of two distinct operating units.
1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Argentina, Australia, Bangladesh, Brazil, Canada, China, Columbia, Ecuador, Egypt, Guinea, Honduras, India, Indonesia, Ivory Coast, Japan, Kenya, Malaysia, Morocco, Mozambique, Nigeria, Philippines, Poland, Romania, Saudi Arabia, South Korea, Sri Lanka, Ukraine, United States and Vietnam, among others. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food value chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.Sadot Restaurant Group, LLC ("Sadot Food Services"): has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. Each of our three concepts offers different menus that are tailored to specific consumer segments. We believe our concepts deliver highly differentiated customer experiences. This entire operating segment was identified as held for sale. Please see Note 3 – Assets held for sale for further details.
Key Financial Definitions
We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	Three Months Ended March 31,
	2024	2023
	$’000	$’000
Commodity sales	106,507	210,366
Company restaurant sales, net of discounts	1,157	2,301
Franchise royalties and fees	257	284
Franchise advertising fund contributions	15	16
Cost of goods sold	(108,276)	(208,294)
Gross profit	(340)	4,673
Depreciation and amortization expenses	(280)	(633)
Franchise advertising fund expenses	(15)	(16)
Pre-opening expenses	—	(36)
Post-closing expenses	(19)	(94)
Stock-based expenses	(796)	(3,359)
Sales, general and administrative expenses	(2,096)	(2,142)
Loss from operations	(3,546)	(1,607)

Adjusted EBITDA	(2,470)	2,385
Adjusted EBITDA attributable to Sadot Group Inc.	(2,422)	2,385

The breakout of our main revenue streams by business segment is shown below:

	Three Months Ended March 31,
	2024	2023
Sadot agri-foods	98.7%	98.8%
Sadot food service	1.3%	1.2%

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
Stock based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to our board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-foods commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. For the three months ended March 31, 2024 and 2023, consulting fees were $0.8 million and $3.4 million, respectively, and are recorded as Stock-based expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.
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
Other (Expense) / Income
Other (expense) / income listed below the Loss from operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss consists of Gain of fair value remeasurement, Change in fair value of stock-based compensation, Loss on sale of trading securities and Interest expense, net. Gain on fair value remeasurement consists of the fair value remeasurement recorded on a recurring basis on the forward sales contract which was deemed to be a derivative within the scope of ASC 815.
Income Tax Benefit /(Expense)
Income tax benefit / (expense) represent federal, state and local current and deferred income tax expense.
Net Income Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests was $48.0 thousand and nil for the three months ended March 31, 2024 and 2023. During the year ended December 31, 2023 the Company created a joint-venture in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest.
Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP measures. We define EBITDA as Net loss, adjusted for depreciation, amortization, interest income / (expense), and income taxes. We define Adjusted EBITDA as Net loss, adjusted for depreciation, amortization, net interest (income) expense, income taxes, impairment expenses, stock-based consulting expense, other income, change in fair value of stock-based compensation, gain on extinguishment, warrant modification expense, and gain on fair value remeasurement derived from amounts presented in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Loss and the associated Notes to the Unaudited Condensed Consolidated Financial Statements. We believe that EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, (collectively, the “Non-GAAP Measures”) are useful metrics for investors to understand and evaluate our operating results and ongoing profitability because they permit investors to evaluate our recurring profitability from our ongoing operating activities.

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

Reconciliations of EBITDA, Adjusted EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin and Adjusted EBITDA Margin for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	$’000	$’000
Net income / (loss)	(313)	(1,066)
Adjustments to EBITDA:
Depreciation and amortization expenses	280	633
Interest (income) / expense, net	490	(3)
Income tax expense	1	3
EBITDA	458	(433)
Adjustments to Adjusted EBITDA:
Change in fair value of stock-based compensation	(476)	(541)
Gain on fair value remeasurement	(3,259)	—
Stock-based consulting expenses	796	3,359
Loss on sale of trading securities	11	—
Adjusted EBITDA	(2,470)	2,385
Adjusted EBITDA attributable to non-controlling interest	48	—
Adjusted EBITDA attributable to Sadot Group Inc.	(2,422)	2,385
Gross Profit	(340)	4,673
Gross Profit attributable to Sadot Group Inc.	(292)	4,673

Net loss Margin attributable to Sadot Group Inc.	(0.3)%	(0.5)%
Adjusted EBITDA Margin attributable to Sadot Group Inc.	(2.2)%	1.1%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	106,507	210,366	(103,859)	(49.4)%
Company restaurant sales, net of discounts	1,157	2,301	(1,144)	(49.7)%
Franchise royalties and fees	257	284	(27)	(9.5)%
Franchise advertising fund contributions	15	16	(1)	(6.3)%
Cost of goods sold	(108,276)	(208,294)	100,018	(48.0)%
Gross (loss) profit	(340)	4,673	(5,013)	(107.3)%
Depreciation and amortization expenses	(280)	(633)	353	(55.8)%
Franchise advertising fund expenses	(15)	(16)	1	(6.3)%
Pre-opening expenses	—	(36)	36	(100.0)%
Post-closing expenses	(19)	(94)	75	(79.8)%
Stock-based expenses	(796)	(3,359)	2,563	(76.3)%
Sales, general and administrative expenses	(2,096)	(2,142)	46	(2.1)%
Loss from operations	(3,546)	(1,607)	(1,939)	120.7%
Interest (expense) / income, net	(490)	3	(493)	(16433.3)%
Change in fair value of stock-based compensation	476	541	(65)	(12.0)%
Gain on fair value remeasurement	3,259	—	3,259	NM
Loss on sale of trading securities	(11)	—	(11)	NM
Loss Before Income Tax	(312)	(1,063)	751	(70.6)%
Income tax expense	1	3	(2)	(66.7)%
Net loss	(313)	(1,066)	753	(70.6)%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

Gross Profit

	Three Months Ended March 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	106,507	210,366	(103,859)	(49.4)%
Company restaurant sales, net of discounts	1,157	2,301	(1,144)	(49.7)%
Franchise royalties and fees	257	284	(27)	(9.5)%
Franchise advertising fund contributions	15	16	(1)	(6.3)%
Cost of goods sold	(108,276)	(208,294)	100,018	(48.0)%
Gross (loss) profit	(340)	4,673	(5,013)	(107.3)%

NM= not meaningful
Our gross (loss) profit totaled $0.3 million loss for the three months ended March 31, 2024, compared to $4.7 million profit for the three months ended March 31, 2023. The $5.0 million decrease is primarily attributed to a decrease in Commodity sales which is attributable to a decline in global prices of staple commodities, market seasonality and the largest global consumer being out of the market for the beginning of 2024.
We generated Commodity sales of $106.5 million for the three months ended March 31, 2024 compared to $210.4 million for the three months ended March 31, 2023. This represented a decrease of $103.9 million, which is attributable to a decline in global prices of staple commodities, market seasonality and the largest global consumer being out of the market for the beginning of 2024.
We generated Company restaurant sales, net of discounts, of $1.2 million for the three months ended March 31, 2024, compared to $2.3 million for the three months ended March 31, 2023. This represented an decrease of $1.1 million, or 49.7%, which is mainly attributable to the conversion of certain corporate owned Pokemoto locations to franchise locations and closing underperforming locations.
Franchise royalties and fees for the three months ended March 31, 2024 totaled $0.3 million compared to $0.3 million for the three months ended March 31, 2023. This represents a decrease of $27.0 thousand, or 9.5%. In 2024, the franchise fees were lower, primarily due to a termination of a Muscle Maker Grill development agreement in 2023 that escalated the revenue recognition. .
Franchise advertising fund contributions for the three months ended March 31, 2024 totaled $15.0 thousand compared to $16.0 thousand for the three months ended March 31, 2023. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $1.0 thousand or 6.3%, is a direct result of the decrease in Muscle Maker Grill restaurant national advertising services.
Cost of goods sold for the three months ended March 31, 2024 totaled $108.3 million compared to $208.3 million for the three months ended March 31, 2023. This represented a decrease of $100.0 million or 48.0% which is a direct result of the decrease in sales.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(280)	(633)	353	(55.8)%
Depreciation and amortization expenses for the three months ended March 31, 2024 totaled $0.3 million compared to $0.6 million, for the three months ended March 31, 2023. The $0.4 million decrease is mainly attributed to the closing and refranchising of corporate locations and the disposal of the corresponding assets.
Franchise Advertising Fund Expenses

	Three Months Ended March 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	(15)	(16)	1	(6.3)%
Franchise advertising fund expenses for the three months ended March 31, 2024 totaled $15.0 thousand compared to $16.0 thousand, for the three months ended March 31, 2023. The $1.0 thousand or 6.3% decrease is mainly attributed to the decrease in Muscle Maker Grill restaurant national advertising services.

Pre-opening Expenses

	Three Months Ended March 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Pre-opening expenses	—	(36)	36	(100.0)%
There were no Pre-opening expenses for the three months ended March 31, 2024, compared to $36.0 thousand for the three months ended March 31, 2023. The decrease in Pre-opening expenses resulted from no locations or operations that were open or preparing to open during the three months ended March 31, 2024.
Post-Closing Expenses

	Three Months Ended March 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Post-closing expenses	(19)	(94)	75	(79.8)%
Post-closing expenses for the three months ended March 31, 2024 totaled $19.0 thousand compared to $0.1 million for the three months ended March 31, 2023. The decrease in Post-closing expenses resulted from closing fewer corporate owned locations in 2024 compared to 2023.

Stock-Based Expenses

	Three Months Ended March 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Stock-based expenses	(796)	(3,359)	2,563	(76.3)%
Stock-based expenses for the three months ended March 31, 2024, totaled $0.8 million compared to $3.4 million for the three months ended March 31, 2023. The $2.6 million decrease in Stock-based expenses is primarily the result of consulting fees due to Aggia for Sadot Agri-Foods and Farming operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot LLC which is a decrease from 80.0% in 2023. This expense is paid in the vesting in restricted stock that was issued to Aggia in 2024.
Sales, General and Administrative Expenses

	Three Months Ended March 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(2,096)	(2,142)	46	(2.1)%
Sales, general and administrative expenses for the three months ended March 31, 2024 totaled $2.1 million compared to $2.1 million for the three months ended March 31, 2023. The $46.0 thousand decrease was primarily attributable to a decrease in normal operating activities.

Other Income / (Expense)

	Three Months Ended March 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Total other income / (expense), net	3,234	544	2,690	494%

Other income for the three months ended March 31, 2024 totaled $3.2 million compared to $0.5 million for the three months ended March 31, 2023. The $2.7 million increase was primarily attributable to a $3.3 million increase in the gain on the fair value remeasurement as a result of the mark to market adjustment of derivatives partially offset by a $0.5 million increase in interest expense, a $0.1 million decrease in change in fair value of stock-based compensation and a less than $0.1 million increase in loss on sale of trading securities.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended March 31, 2024, by our operating segments:

	Three Months Ended March 31, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	106,507	—	106,507
Company restaurant sales, net of discounts	1,157	—	—	1,157
Franchise royalties and fees	257	—	—	257
Franchise advertising fund contributions	15	—	—	15
Cost of goods sold	(1,331)	(106,945)	—	(108,276)
Gross Profit (loss)	98	(438)	—	(340)
Depreciation and amortization expenses	(189)	(91)	—	(280)
Franchise advertising fund expenses	(15)	—	—	(15)
Post-closing expenses	(19)	—	—	(19)
Stock-based expenses	—	—	(796)	(796)
Sales, general and administrative expenses	(703)	(731)	(662)	(2,096)
Loss from operations	(828)	(1,260)	(1,458)	(3,546)
Interest expense, net	(262)	(407)	179	(490)
Change in fair value of stock-based compensation	—	—	476	476
Gain on fair value remeasurement	—	3,259	—	3,259
Loss on sale of trading securities	—	(11)	—	(11)
(Loss) / Income Before Income Tax	(1,090)	1,581	(803)	(312)
Income tax (benefit) / expense	—	—	1	1
Net (loss) / income	(1,090)	1,581	(804)	(313)
Total assets	6,950	142,673	904	150,527

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended March 31, 2023, by our operating segments:

	Three Months Ended March 31, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	210,366	—	210,366
Company restaurant sales, net of discounts	2301	—	—	2,301
Franchise royalties and fees	284	—	—	284
Franchise advertising fund contributions	16	—	—	16
Cost of goods sold	(2465)	(205,829)	—	(208,294)
Gross Profit	136	4,537	—	4,673
Depreciation and amortization expenses	(633)	—	—	(633)
Franchise advertising fund expenses	(16)	—	—	(16)
Pre-opening expenses	(36)	—	—	(36)
Post-closing expenses	(94)	—	—	(94)
Stock-based expenses	—	—	(3,359)	(3,359)
Sales, general and administrative expenses	(82)	(286)	(1,774)	(2,142)
(Loss) / income from operations	(725)	4,251	(5,133)	(1,607)
Interest income, net	3	—	—	3
Change in fair value of accrued compensation	—	—	541	541
(Loss) / income Before Income Tax	(722)	4,251	(4,592)	(1,063)
Income tax (benefit) / expense	1	—	2	3
Net (loss) income	(723)	4,251	(4,594)	(1,066)
Total assets	8,711	45,853	8,034	62,598

Liquidity and Capital Resources
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	March 31, 2024	December 31, 2023
	$’000	$’000
Cash	1,214	1,354
Accounts Receivable, net	23,095	52,920
Inventory	2,383	2,561
Other current assets(1)	58,584	56,016
Assets held for sale(5)	6,950	—
Total current assets	92,226	112,851
Accounts payable and accrued expenses	23,342	50,167
Notes payable, net	3,640	6,531
Other current liabilities(2)	48,276	47,884
Liabilities held for sale(6)	3,752	—
Total current liabilities	79,010	104,582
Working capital(3)	13,216	8,269
Current ratio(4)	1.17	1.08
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
(5) See Note 3 for additional information
(6) See Note 3 for additional information
Availability of Additional Funds
Our main financial objectives are to prudently manage financial risk, ensure access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, borrowings under various credit facilities and term loans. At March 31, 2024, current ratio, which equals Total current assets divided by Total current liabilities, was 1.17, an increase of 0.09, compared to current ratio of 1.08 at December 31, 2023. The increase in current ratio was primarily due to a decrease in Accounts payable and accrued expenses partially offset by the decrease in Accounts receivable. At March 31, 2024, working capital, which equals Total current assets less Total current liabilities, was $13.2 million an increase of $4.9 million, compared to working capital of $8.3 million at December 31, 2023. The increase in working capital was primarily due to a decrease in Accounts payable and accrued expenses and Notes payable, current. In addition, the Company has access to additional liquidity if it is needed through an executed Standby Equity Purchase Agreement ("SEPA") for up to $25.0 million in capital whereby the Company, once the initial prepayment loan is fully paid off may submit advance requests to the lender and the lender will provide cash in consideration of shares of common stock subject to certain limitations and conditions set forth in the SEPA.
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

We will need to raise additional capital. Such additional capital may not be available nor may the terms of such capital be generally acceptable. In addition, any future sale of our equity securities could dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.
Sources and Uses of Cash for the Three Months Ended March 31, 2024 and 2023
For the three months ended March 31, 2024, Net cash provided by operating activities was $2.6 million compared to a use of $3.3 million for the three months ended March 31, 2023. Our Net cash provided for the three months ended March 31, 2024, was primarily attributable to our Net loss of $0.3 million, adjusted for net non-cash income in the aggregate amount of $1.3 million offset by $1.6 million of Net cash provided by changes in the levels of operating assets and liabilities. Our Net cash used for the three months ended March 31, 2023, was primarily attributable to our Net loss of $1.1 million, adjusted for net non-cash income in the aggregate amount of $4.6 million, partially offset by $6.8 million of Net cash used in changes in the levels of operating assets and liabilities.
For the three months ended March 31, 2024, Net cash provided by investing activities was $0.1 million, of which $11.0 thousand was used to purchase Property and equipment, $0.1 million was provided by the Disposal of property and equipment For the three months ended March 31, 2023, Net cash used in investing activities was $0.2 million, of which $0.1 million was used to purchase Property and equipment and $0.1 million was used on the deposit of farmland.
For the three months ended March 31, 2024, Net cash used in financing activities was $2.8 million, consisting of repayments of various other notes payable of $4.3 million and proceeds from notes payable of $1.5 million. For the three months ended March 31, 2023, Net cash used in financing activities was $34.0 thousand, consisting of repayments of various other notes payable of $34.0 thousand.
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
Seasonality
There is a degree of seasonality in the growing cycles, procurement and transportation of crops. The farming industry in general historically experiences seasonal fluctuations in revenues and net income. Typically, the Company has lower sales and net income during the non-harvest seasons and higher sales and net income during the harvest season and as such, must have sufficient working capital to fund its operations at a reduced level. The failure to generate or obtain sufficient working capital during the winter may have a material adverse effect on the Company.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Also, see Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Financial Condition") of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Stock
On January 4, 2024 the Company authorized the issuance of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023.
On January 8, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.
On January 11, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.
On January 22, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.

On January 29, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.

On February 16, 2024 the Company authorized the issuance of 3.0 thousand shares of common stock to a consultant for services rendered.

On February 16, 2024, the Company authorized the issuance of 0.3 million shares of common stock in connection with the conversion of notes payable.

On March 15, 2024, the Company authorized the issuance of 0.6 million shares of common stock in connection with the conversion of notes payable.

On March 20, 2024, the Company authorized the issuance of 0.8 million shares of common stock in connection with the conversion of notes payable.

On March 28, 2024 the Company authorized the issuance of 0.1 million shares of common stock to a consultant for services rendered.
Updated SEPA Agreement
On September 26, 2023, the Company, entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $25 million of the Company’s shares of common stock..

Pursuant to the SEPA, the Investor provided pre-advances to the Company in the aggreagete amount of $4.0 million (each, a “Pre-Advance”), with each Pre-Advance evidenced by a convertible promissory note (each, a “Note”). The first Pre-Advance, in the principal amount of $3.0 million, was on September 23, 2023. The second Pre-Advance of $1.0 million was advanced on October 30, 2023.

On April 10, 2024, the Company and the Investor entered into a letter agreement (the “Letter Agreement”) to amend the terms of the remaining outstanding Note providing that the Company will make payments on May 1, 2024, June 1, 2024 and July 1, 2024 each in the principal amount of $350,000 plus an 8% payment premium and accrued interest. During the period through August 1, 2024, the Investor agreed that the application of any monthly payments that may become due and payable pursuant to Section 1(c) of the Notes (i.e., as a result of a Floor Price Trigger, or Exchange Cap Trigger) shall be suspended and the Investor shall not effect any Investor Notices of Conversions Notices, unless the Conversion Price is equal to the Fixed Price as such terms are defined in the SEPA, or with the consent of the Company.

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Equity Grant Policy

Recognizing the importance of adhering to appropriate practices and procedures when granting equity awards, on May 14, 2024, the Board of Directors adopted the Policy on Granting Equity Awards. Under this policy, the Compensation Committee of the Board of Directors may grant equity awards. The Compensation Committee may from time to time grant limited authority to the CEO to offer awards to new hires subject to Compensation Committee ratification. The policy established the following procedures for the Company to issue equity awards:

•Equity award grants to existing employees shall be made on a date when the Company’s insider trading window is “open” (i.e., when the Company is not in possession of material non-public information), and which is at least three business days after the most recent release of the Company’s quarterly or annual earnings, or Form 8-K Current Report that discloses material non-public information.

•With respect to grants made to named executive officers, the Company shall not grant and/or price of stock options or other incentive securities under any securities-based compensation arrangement of the Company during the period beginning four (4) business days before and ending one (1) business day after the filing by the

Company of a Form 10-Q Quarterly Report, Form 10-K Annual Report or Form 8-K Current Report that discloses material non-public information.

•Grants of stock options to new hires (other than to new hires who will be Section 16 officers), or for promotions, retention or other special purposes will be described as subject to the approval of the Compensation Committee at its next scheduled meeting and the grant date of such stock options, if approved by the Compensation Committee, shall be the date of such meeting.

•Annual grants of equity awards to members of the Board of Directors shall be effective within three business days after the date of the Annual Stockholders Meeting at which such Director is elected or re-elected.

We plan to monitor and periodically review our equity grant policy to ensure compliance with plan rules and applicable law.

Board Compensation

On March 26, 2024, the Board of Directors approved an updated compensation structure for members of the Board. The updated compensation structure provides that each member will receive $22,000 in annual cash compensation consisting of $22,000 in cash fees as well as 100,000 shares of common stock. Further, each committee member will receive an additional $6,000 per year. The chairperson of the below committees will receive additional annual compensation:

•Chairperson of the Audit Committee will receive an additional $4,000 in cash and 10,000 shares of common.
•Chairperson of the Compensation Committee will receive an additional $4,000 in cash and 6,000 shares of common stock.
•Chairperson of the Governance and ESG Committees will receive an additional $4,000 in cash and 4,000 shares of common stock.

Merchant Cash Advance

On January 8, 2024, the Company entered into a Standard Merchant Cash Advance Agreement with Cedar Advance LLC (“Cedar”) providing for the sale of receivables in the amount of $2,055,000 for the purchase price of $1,500,000. The Company granted Cedar a security interest in (a) all accounts, including without limitation, all deposit accounts, accounts-receivable, and other receivables, as those terms are defined by Article 9 of the Uniform Commercial Code (the “UCC”), now or hereafter owned or acquired by the Company; and (b) all proceeds, as that term is defined by Article 9 of the UCC. The Company agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of the Collateral. The Company intends to pay Cedar off in full at closing.
Item 6. Exhibits

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

4.7+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2022)

4.8+	2023 Equity Incentive Plan

4.9	Description of Securities (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)

4.10+	Form of Additional Warrant – Altium Growth Fund Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 27, 2023.)

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

21.1	List of Subsidiaries (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
Policy for the Recovery of Erroneously Awarded Compensation adopted February 1, 2024(Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)

99.1*	Policy on Granting Equity Awards

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
† Includes management contracts and compensation plans and arrangements
*Filed herewith.
+Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SADOT GROUP INC. (f/k/a MUSCLE MAKER, INC.)

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: May 15, 2024		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer (Principal Financial Officer)