Form 10-Q
period 2024-06-30
Sadot Group Inc.
filed 2024-08-13
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 13, 2024, was 54,728,960.

Sadot Group Inc.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2024

	Table of Contents	Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2024 and December 31, 2023	5
	Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2024 and 2023	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Three and Six Months Ended June 30, 2024 and 2023	8
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2024 and 2023	9
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68
Item 4.	Controls and Procedures	68
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
Signatures		76

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sadot Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
	$’000	$’000
ASSETS
Current assets:
Cash	9,956	1,354
Accounts receivable, net of allowance for doubtful accounts of $0.3 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively	24,907	52,920
Inventory	2,528	2,561
Assets held for sale	6,335	—
Other current assets	110,004	56,016
Total current assets	153,730	112,851
Right to use assets	142	1,284
Property and equipment, net	11,888	12,883
Goodwill	—	1,798
Intangible assets, net	—	2,833
Other non-current assets	14	46,442
Total assets	165,774	178,091
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	30,548	50,167
Notes payable, current, net of discount of $0.1 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively	3,708	6,531
Operating lease liability, current	21	385
Deferred revenue, current	7,932	1,229
Liabilities held for sale	3,111	—
Other current liabilities	92,278	46,270
Total current liabilities	137,598	104,582
Contract liability, non-current	—	46,048
Notes payable, non-current	—	622
Operating lease liability, non-current	123	1,027
Deferred revenue, non-current	—	1,555
Total liabilities	137,721	153,834
Equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 45,965,155 and 40,464,720 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	109,962	107,988
Accumulated deficit	(85,075)	(87,179)
Accumulated other comprehensive (loss) / income	(175)	8
Total Sadot Group Inc. shareholders' equity	24,717	20,821
Non-controlling interest	3,336	3,436
Total stockholders’ equity	28,053	24,257
Total liabilities and stockholders’ equity	165,774	178,091

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income/ (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Commodity sales	173,293	157,559	279,800	367,925
Company restaurant sales, net of discounts	992	2,487	2,149	4,788
Franchise royalties and fees	741	238	997	522
Franchise advertising fund contributions	13	20	28	36
Other revenues	—	13	—	13
Cost of goods sold	(172,527)	(157,239)	(280,804)	(365,535)
Gross profit	2,512	3,078	2,170	7,749
Depreciation and amortization expenses	(92)	(441)	(372)	(1,074)
Franchise advertising fund expenses	(13)	(20)	(28)	(36)
Pre-opening expenses	—	—	—	(36)
Post-closing expenses	(10)	(19)	(29)	(113)
Stock-based expenses	(1,921)	(1,175)	(2,717)	(4,593)
Sales, general and administrative expenses	(2,429)	(1,783)	(4,524)	(3,864)
Loss from operations	(1,953)	(360)	(5,500)	(1,967)
Other income	19	251	19	251
Interest expense	(761)	(22)	(1,251)	(19)
Change in fair value of stock-based compensation	1,214	324	1,691	865
Gain on fair value remeasurement	3,275	—	6,534	—
Gain on sale of trading securities	528	—	518	—
Income / (Loss) Before Income Tax	2,322	193	2,011	(870)
Income tax expense	(5)	(3)	(7)	(6)
Net income / (loss)	2,317	190	2,004	(876)
Net loss attributable to non-controlling interest	52	—	100	—
Net income / (loss) attributable to Sadot Group Inc.	2,369	190	2,104	(876)

Net Income / (Loss) Per Share attributable to Sadot Group Inc.:
Basic	0.05	0.01	0.05	(0.03)
Diluted	0.05	0.01	0.04	(0.03)

Weighted-Average # of Common Shares Outstanding:
Basic	44,234,315	33,362,887	43,058,217	31,407,362
Diluted	50,092,282	33,567,719	48,987,759	31,407,362

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss)
(Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Net income / (loss)	2,317	190	2,004	(876)
Other comprehensive income / (loss)
Foreign exchange translation adjustment	3	—	3	—
Unrealized loss, net of income tax	(126)	—	(186)	—
Total other comprehensive loss	(123)	—	(183)	—
Total comprehensive income / (loss)	2,194	190	1,821	(876)
Comprehensive income attributable to non-controlling interest	52	—	100	—
Total Comprehensive income / (loss) attributable to Sadot Group Inc.	2,246	190	1,921	(876)

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total
	Shares	Amount
	('000	$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2022	29,287	3	95,913	(79,355)	—	—	16,561
Common stock compensation to board of directors	31	—	28	—	—	—	28
Common stock issued as compensation for services	2,849	—	3,020	—	—	—	3,020
Stock-based compensation - options	—	—	27	—	—	—	27
Net loss	—	—	—	(1,066)	—	—	(1,066)
Balance at March 31, 2023	32,167	3	98,988	(80,421)	—	—	18,570
Common stock compensation to board of directors	30	—	32	—	—	—	32
Common stock issued as compensation for services	3,714	1	4,348	—	—	—	4,349
Stock-based compensation - options	—	—	27	—	—	—	27
Net income	—	—	—	190	—	—	190
Balance at June 30, 2023	35,911	4	103,395	(80,231)	—	—	23,168
Balance at December 31, 2023	40,465	4	107,988	(87,179)	8	3,436	24,257
Common stock compensation to board of directors	106	—	42	—	—	—	42
Common stock issued as compensation for services	583	—	175	—	—	—	175
Conversion of convertible loan	2,841	—	965	—	—	—	965
Stock based compensation - vesting of options and restricted stock awards	239	—	111	—	—	—	111
Unrealized loss, net of income tax	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	(265)	—	(48)	(313)
Balance at March 31, 2024	44,234	4	109,281	(87,444)	(52)	3,388	25,177
Common stock compensation to board of directors	—	—	—	—	—	—	—
Common stock issued as compensation for services	1,399	1	535	—	—	—	536
Stock based compensation - vesting of options and restricted stock awards	332	—	146	—	—	—	146
Foreign exchange translation adjustment	—	—	—	—	3	—	3
Unrealized loss, net of income tax	—	—	—	—	(126)	—	(126)
Net income / (loss)	—	—	—	2,369	—	(52)	2,317
Balance at June 30, 2024	45,965	5	109,962	(85,075)	(175)	3,336	28,053

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	$’000	$’000
Cash Flows from Operating Activities
Net income / (loss)	2,004	(876)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	372	1,074
Stock-based expenses	2,717	4,593
Change in fair value of compensation	(1,691)	(865)
Unrealized loss, net of income tax	(186)	—
Foreign exchange translation adjustment	3	—
Loss on disposal of assets	188	53
Bad debt expense	—	34
Transfer to assets held for sale	(198)	—
Changes in operating assets and liabilities:
Accounts receivable, net	27,876	(47,401)
Inventory	(78)	(9)
Other current assets	(53,473)	(1)
Other non-current assets	46,375	—
Accounts payable and accrued expenses	(19,166)	39,166
Other current liabilities	46,241	22
Contract liability, non-current	(46,048)	—
Operating right to use assets and lease liabilities, net	(68)	(21)
Deferred revenue	6,175	17
Total adjustments	9,039	(3,338)
Net cash provided by (used in) operating activities	11,043	(4,214)
Cash Flows from Investing Activities
Deposit on farmland	(672)	(3,888)
Purchases of property and equipment	(31)	(247)
Disposal of property and equipment	57	110
Net cash used in investing activities	(646)	(4,025)
Cash Flows from Financing Activities
Proceeds from notes payable	3,580	3,500
Repayments of notes payable	(5,375)	(69)
Net cash (used in) provided by financing activities	(1,795)	3,431
Net Increase (Decrease) in Cash	8,602	(4,808)
Cash – beginning of period	1,354	9,898
Cash – end of period	9,956	5,090

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	1,318	20
Transfer to assets held for sale	6,335	—

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Business Organization and Nature of Operations
Sadot Group Inc. ("Sadot Group" or "SGI" or together with its subsidiaries, the “Company”) (f/k/a Muscle Maker, Inc.), a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022, SGI transformed from a U.S.-centric restaurant business into a global organization focused on the Agri-food commodity supply chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. Sadot Group is headquartered in Ft. Worth, Texas with subsidiary operations throughout the United States, Brazil, Canada, Colombia, Dubai, India, Israel, Singapore, Ukraine and Zambia.
As of June 30, 2024, SGI consisted of two distinct operating units:

1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Argentina, Australia, Bangladesh, Brazil, Canada, China, Columbia, Costa Rica, Dominican Republic, Ecuador, Egypt, Guinea, Honduras, India, Indonesia, Ivory Coast, Japan, Kenya, Malaysia, Morocco, Mozambique, Nigeria, Philippines, Poland, Romania, Saudi Arabia, South Korea, Sri Lanka, Ukraine, United States, Venezuela, Vietnam and Yemen, among others. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
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
Liquidity

The Company's primary source of liquidity is cash on hand. As of June 30, 2024, the Company had a cash balance, a working capital surplus and an accumulated deficit of $10.0 million, $16.1 million, and $85.1 million, respectively. During the three and six months ended June 30, 2024, the Company generated Pre-tax net income of $2.3 million and $2.0 million,

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
respectively. The Company had Net cash provided by operations of $11.0 million for the six months ended June 30, 2024. The Company believes that our existing cash on hand, current accounts receivable and future cash flows from our commodity trading, farming and franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months. In addition, the Company has access to additional liquidity if it is needed through an executed Standby Equity Purchase Agreement ("SEPA") for up to $25 million in capital whereby the Company may submit advance requests to the lender and the lender will provide cash in consideration of shares of common stock subject to certain limitations and conditions set forth in the SEPA.

Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Cash	9,956	1,354
Accounts Receivable, net	24,907	52,920
Inventory	2,528	2,561
Other current assets	110,004	56,016
Assets held for sale(4)	6,335	—
Total current assets	153,730	112,851
Accounts payable and accrued expenses	30,548	50,167
Notes payable, net	3,708	6,531
Other current liabilities(1)	100,231	47,884
Liabilities held for sale(5)	3,111	—
Total current liabilities	137,598	104,582
Working capital(2)	16,132	8,269
Current ratio(3)	1.12	1.08
(1) Consists of Operating lease liability, current, Deferred revenue, current and Other current liabilities
(2) Working Capital is defined as Total current assets less Total current liabilities
(3) Current ratio is defined as Total current assets divided by Total current liabilities
(4) See Note 3 for additional information
(5) See Note 3 for additional information
2.    Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of June 30, 2024, and for the three and six months ended June 30, 2024, and 2023. The results of operations for the three and six months ended June 30, 2024, and 2023 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023. The Balance Sheet as of December 31, 2023, has been derived from the Company’s audited Financial Statements.

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
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2024 or December 31, 2023.
Inventory
Inventory, which are stated at the lower of cost or net realizable value, related to our raw materials, supplies and harvested crops related to our farming operations were $2.5 million and $2.6 million as of June 30, 2024, and December 31, 2023, respectively. Cost is determined using the first-in, first-out method.
Accounts Receivable
Accounts Receivable consists of receivables related to Sadot Agri-Foods of $24.9 million and $52.9 million net of doubtful accounts of $0.3 million and $0.2 million as of June 30, 2024, and December 31, 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Commodity Sales
Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by delivery and the invoice is prepared and submitted to the customer. During the three and six months ended June 30, 2024, the Company recorded Commodity sales revenues of $173.3 million and $279.8 million, and $157.6 million and $367.9 million for the three and six months ended June 30, 2023, respectively, which is included in Commodity sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Restaurant Sales
Retail store revenue at Sadot Food Service is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales-related taxes. During the three and six months ended June 30, 2024, the Company recorded retail store revenues of $1.0 million and $2.1 million, and $2.5 million and $4.8 million during the three and six months ended June 30, 2023, respectively, which is included in Restaurant sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenues from gift cards as restaurant revenues once the Company performs its obligation to provide food and beverage to the customer simultaneously with the redemption of the gift card or through gift card breakage.
Franchise Royalties and Fees
Franchise revenues consists of royalties, initial franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $0.2 million and $0.5 million during the three and six months ended June 30, 2024 and $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and initial franchise fees. The Company capitalizes these fees upon collection from the franchisee. These initial fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. If a franchise location closes or a franchise agreement is terminated for any reason, the unrecognized revenue will be recognized in full at that time. The Company recorded revenue from initial franchise fees of $0.5 million and $0.5 million, during the three and six months ended June 30, 2024 and $23.0 thousand and $0.1 million, for the three and six months ended June 30, 2023, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $23.0 thousand and $45.9 thousand during the three and six months ended June 30, 2024 and $30.0 thousand and $0.1 million for the three and six months ended June 30, 2023, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss). Rebates earned on purchases by Company-owned stores are recorded as a reduction of Food and beverage costs during the period in which the related food and beverage purchases are made.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Franchise Advertising Fund Contributions
Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses. When an advertising contribution fund is over-spent at year-end, advertising expenses will be reported on the Unaudited Condensed Consolidated Statement of Operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period-end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $13.0 thousand and $28.0 thousand during the three and six months ended June 30, 2024 and $20.0 thousand and $36.0 thousand for the three and six months ended June 30, 2023, which are included in Franchise advertising fund contributions on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Deferred Revenue
Deferred revenue primarily includes initial franchise fees received by the Company and revenue from forward sales contracts and prepayments received for future trades. Deferred revenue related to Sadot food services is recognized in income over the life of the franchise. If a franchise location closes or a franchise agreement is terminated for any reason, the remaining deferred revenue will be recognized in full at that time. Deferred revenue related to Sadot Agri-Foods is recognized at the completion of each commodity forward sales contract agreement.
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-foods business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 15 – Commitments and contingencies for further details. Stock-based expenses for the three and six months ended June 30, 2024 were $1.9 million and $2.7 million, and for the three and six months ended June 30, 2023 were $1.2 million and $4.6 million, respectively, and are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Advertising
Advertising costs are charged to expense as incurred. Advertising costs of $0.1 million and $0.1 million for the three and six months ended June 30, 2024 and $32.0 thousand and $0.1 million for the three and six months ended June 30, 2023, respectively, are included in Sales, general and administrative expenses. For the three and six months ended June 30, 2024, $24.9 thousand, $49.7 thousand and for the three and six months ended June 30, 2023, $0.1 million and $0.1 million, respectively, are included in Cost of goods sold in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Net Income (Loss) per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Sadot Group Inc. by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to Sadot Group Inc. by the weighted average number of common shares outstanding during the period plus any potentially dilutive common shares, resulting from the exercise of warrants, option, calculated using the treasury stock method or the conversion of convertible notes payable, calculated using the if-converted method.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following securities are excluded from the calculation of weighted average diluted common shares at June 30, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants	16,021,747	18,033,640	16,021,747	18,033,640
Options	812,500	807,668	812,500	1,012,500
RSAs	8,763,791	8,000,738	8,692,216	8,000,738
Convertible debt	—	23,559	—	23,559
Total potentially dilutive shares	25,598,038	26,865,605	25,526,463	27,070,437
The following table sets forth the computation of basic and dilutive net income / (loss) per share attributable to the Company’s stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In thousands, except for share count and per share data)
Net income / (loss) attributable to Sadot Group Inc.	2,369	190	2,104	(876)
Weighted-average shares outstanding:
Basic	44,234,315	33,362,887	43,058,217	31,407,362
Effect of potentially dilutive stock options	—	204,832	—	—
Effect of potentially dilutive RSAs	—	—	71,575	—
Effect of potentially dilutive convertible debt	5,857,967	—	5,857,967	—
Diluted	50,092,282	33,567,719	48,987,759	31,407,362
Net income / (loss) per share attributable to Sadot Group Inc.:
Basic	0.05	0.01	0.05	(0.03)
Diluted	0.05	0.01	0.04	(0.03)
Major Vendors
The following table sets forth the major vendors to purchase commodities for resale, purchase inputs for farming operations and distribute food products to their Company-owned restaurants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of vendors	4	3	4	4
Type	Commodities	Commodities	Commodities	Commodities
% of purchases	95%	96%	88%	92%
Derivative Instruments
The Company is exposed to market risks primarily related to the volatility in the price of carbon offset units and food and feed commodities (e.g., soybeans, wheat and corn). To manage these risks, the Company enters into forward sales contracts and hedges from time to time. The Company evaluates its contracts to determine if such contracts qualify as derivatives

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
under FASB Accounting ASC 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are recorded as either assets or liabilities measured at their fair values.
The Company’s existing forward sales contracts for carbon offset units and soybeans do not qualify for hedge accounting treatment. Forward sales contracts are derivatives that were purchased and sold at a later date at a fixed or determinable price for a specified period. Forward sales contract are initially measured at fair value and any changes in fair value of the forward sales contracts are recorded as Gain / (loss) on fair value remeasurement in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) for each reporting period.
The Company also enters into hedging transactions to mitigate exposures to fluctuations in agricultural commodity prices. We enter into these derivative contracts for periods consistent with the related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. There were two open hedge positions at June 30, 2024. Hedging transaction are initially measured at fair value and then are subsequently remeasured to fair value at the reporting date. Changes in fair value are recognized in Unrealized gain or loss, until the hedge is completed and at that time the gain or loss is recognized in Gain/ (Loss) on the sale of trading securities in the Consolidated Statement of Operations and Other Comprehensive Income / (Loss).
Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date. The Company does not offset its derivative assets and liabilities within the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of derivative instruments and cash flows from derivative contracts are included in Net cash provided by (used in) operating activities in the Condensed Consolidated Statement of Cash Flows.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as Sales, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Currency Translation Differences
Transactions in foreign currencies are translated to the respective functional currencies of Company's at the average foreign exchange rates for income and expenses. Monetary assets and liabilities denominated in foreign currencies at the reporting date are translated to the functional currency at the foreign exchange rate ruling as of the reporting period end date. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates ruling at the dates the fair value was determined. Foreign exchange differences arising on translation are recognized in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss).
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
Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s farming consolidated entity. The amount of net income attributable to Non-controlling interests is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss).
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
In April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted the new guidance from January 1, 2022, noting no material impact.
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

The following presents the major classes of assets and liabilities for the Sadot food services reporting unit held for sale as of June 30, 2024:

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of
June 30, 2024
$’000
Cash	198
Accounts receivable, net of allowance for doubtful accounts of $0.1 million	137
Inventory	110
Other current assets	96
Right to use assets	699
Property and equipment, net	527
Goodwill	1,798
Intangible assets, net	2,715
Other non-current assets	55
Assets held for sale	6,335

Accounts payable and accrued expenses	410
Notes payable, current	105
Operating lease liability, current	236
Deferred revenue, current	103
Other current liabilities	233
Notes payable, non-current	581
Operating lease liability, non-current	520
Deferred revenue, non-current	923
Liabilities held for sale	3,111
Sadot Food Services had the following pre-tax losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Sadot Food Services Net Loss Before Income Tax	(962)	(474)	(1,545)	(1,197)
4.    Allowance for Credit Losses on Accounts Receivable
For the periods ended June 30, 2024 and December 31, 2023, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Balance at beginning of period	173	23
Adjustments related to Sadot food services	20	72
Adjustments related to Sadot agri-foods	199	78
Transferred to assets held for sale	(115)	—
Balance at end of period	277	173

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5.    Other Current Assets
In the first two quarters of 2024, the Company transferred $0.1 million of other current assets to Assets held for sale. See Note 3 – Assets held for sale for additional information.
At June 30, 2024 and December 31, 2023, the Company’s other current assets consists of the following:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Prepaid expenses	1,306	766
Other receivables	56	7
Contract assets - current	93,520	47,180
Forward sales derivative	8,026	1,491
Notes receivable, current	—	148
Deposit on farmland	672	—
Prepaid forward on carbon offsets	6,424	6,424
Other Current Assets	110,004	56,016

6.    Other Non-Current Assets
In the first two quarters of 2024, the Company transferred $0.1 million of other non-current assets to Assets held for sale. See Note 3 – Assets held for sale for additional information.
At June 30, 2024 and December 31, 2023, the Company’s other non-current assets consists of the following:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Security deposit	14	76
Notes receivable, non-current	—	26
Contract assets, non-current	—	46,340
Other non-current assets	14	46,442

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.    Property and Equipment, Net
In the first two quarters of 2024, the Company transferred $0.5 million of Property and equipment, net to Assets held for sale. See Note 3 – Assets held for sale for additional information.
As of June 30, 2024 and December 31, 2023, Property and equipment consist of the following:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Furniture and equipment	230	1,026
Vehicles	215	270
Leasehold improvements	11	877
Land and land improvements	11,767	11,766
Construction in process	—	—
Property and equipment, gross	12,223	13,939
Less: accumulated depreciation	(335)	(1,056)
Property and equipment, net	11,888	12,883
Depreciation expense amounted to $0.1 million and $0.3 million for the three and six months ended June 30, 2024 and $0.2 million and $0.5 million during the three and six months ended June 30, 2023, respectively. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of $0.1 million and $0.2 million during the three and six months ended June 30, 2024 and $0.5 million and $0.5 million for the three and six months ended June 30, 2023, respectively, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income / (Loss).
8.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 5 to 10 years. In the first two quarters of 2024, the Company moved the remaining intangible assets to assets held for sale and as a result of the reclassification, the Company stopped amortizing these assets. See Note 3 – Assets held for sale for additional information.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2022	Impairment of intangible assets	Amortization expense	Intangible assets, net at June 30, 2023	Intangible assets, net at December 31, 2023	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at June 30, 2024
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	670	—	(167)	503	—	—	—	—	—
Franchise Agreements Muscle Maker Grill	136	—	(13)	123	—	—	—	—	—
Trademark SuperFit	29	—	(4)	25	—	—	—	—	—
Domain Name SuperFit	81	—	(12)	69	—	—	—	—	—
Customer List SuperFit	90	—	(14)	76	—	—	—	—	—
Proprietary Recipes SuperFit	103	—	(16)	87	—	—	—	—	—
Non-Compete Agreement SuperFit	107	—	(43)	64	—	—	—	—	—
Trademark Pokemoto	118	—	(17)	101	83	—	(9)	(74)	—
Franchisee License Pokemoto	2,322	—	(138)	2,184	2,045	—	(69)	(1,976)	—
Proprietary Recipes Pokemoto	867	—	(80)	787	705	—	(40)	(665)	—
Non-Compete Agreement Pokemoto	88	—	(88)	—	—	—	—	—	—
	4,611	—	(592)	4,019	2,833	—	(118)	(2,715)	—
Amortization expense related to intangible assets was nil and $0.1 million for the three and six months ended June 30, 2024 and $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31 2022	570	1,798	258	2,626
Impairment of goodwill	—	—	—	—
Goodwill, net at June 30, 2023	570	1,798	258	2,626
Goodwill, net at December 31 2023	—	1,798	—	1,798
Transfer to assets held for sale	—	(1,798)	—	(1,798)
Goodwill, net at June 30, 2024	—	—	—	—

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9.    Accounts Payables and Accrued Expenses
In the first two quarters of 2024, the Company transferred $0.4 million of Accounts payables and accrued expenses to Assets held for sale. See Note 3 – Assets held for sale for additional information.
Accounts payables and accrued expenses consist of the following:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Accounts payable	3,622	3,488
Accrued payroll and bonuses	568	756
Accrued expenses	975	204
Accrued interest expenses	12	77
Accrued professional fees	267	255
Accounts payable commodities	25,101	45,342
Accrued purchases	—	17
Sales taxes payable	3	28
	30,548	50,167
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In connection with the SEPA, and subject to the condition set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 in the principal amount of $3.0 million and the balance of $1.0 million on October 30, 2023. The purchase price for the Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the initial closing of the Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $1.11495 or 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $0.33 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $500,000 plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”). No triggering event occurred as of June 30, 2024. As of June 30, 2024, 3.9 million shares of common stock have been converted leaving an aggregate principle balance remaining of $2.0 million.
Notes Payable
The Company repaid a total amount of $2.1 million and $6.4 million during the three and six months ended June 30, 2024, and $0.1 million and $0.1 million, during the three and six months ended June 30, 2023, respectively, of the notes payable.
As of June 30, 2024, the Company had an aggregate amount of $3.7 million in notes payable. The notes had interest rates ranging between 6.00% - 25.80% per annum, due on various dates through January 2025.
In the first two quarters of 2024, the Company transferred $0.7 million of notes payable to Assets held for sale. See Note 3 – Assets held for sale for additional information.
The maturities of notes payable as of June 30, 2024, are as follows:

Principal Amount
$’000
7/1/24-6/30/25	3,771
7/1/25-6/30/26	—
7/1/26-6/30/27	—
Thereafter	—
Total maturities	3,771
Less discount	(63)
Notes payable, net	3,708
11.    Leases
The Company’s leases consist of restaurant locations and corporate offices. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-10 years and most leases included the option to extend the lease for an additional 5 years.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The total lease cost associated with right of use assets and operating lease liabilities was $0.6 million and $0.7 million for the three and six months ended June 30, 2024 and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and has been recorded in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) as Cost of goods sold.
In the first two quarters of 2024 all of the Company's leased assets of $0.7 million and lease liabilities of $0.8 million were moved to Assets held for sale. See Note 3 – Assets held for sale for additional information.
The assets and liabilities related to the Company’s leases were as follows:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Assets
Total lease assets	841	1,284
Transferred to assets held for sale	(699)	—
Right to use asset	142	1,284
Liabilities
Total lease liabilities	900	1,412
Transferred to liabilities held for sale	(756)	—
Operating leases – current	21	385
Operating leases – non-current	123	1,027
The table below presents the future minimum lease payments under the noncancellable operating leases as of June 30, 2024:

	Total	Operating Leases Held for Sale	Current Operating Leases
	$’000	$’000	$’000
Fiscal Year:
7/1/24-6/30/25	357	(312)	45
7/1/25-6/30/26	195	(150)	45
7/1/26-6/30/27	149	(104)	45
7/1/27-6/30/28	152	(107)	45
7/1/28-6/30/29	144	(110)	34
Thereafter	249	(249)	—
Total lease payments	1,246	(1,032)	214
Less imputed interest	(346)	276	(70)
Present value of lease liabilities	900	(756)	144
The Company’s lease term and discount rates were as follows:

As of June 30, 2024
Weighted-average remaining lease term (in years)
Operating leases	5.08
Weighted-average discount rate
Operating leases	12.9%

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12.    Deferred Revenue
In the first two quarters of 2024, the Company transferred $1.0 million of deferred revenue to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
The Company's deferred revenue consists of the following:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Deferred revenues, net	7,932	2,784
Less: deferred revenue, current	(7,932)	(1,229)
Deferred revenues, non-current	—	1,555
Deferred revenue related to commodity forward sales contracts and prepayments on future trades were $7.9 million and $1.4 million, as of June 30, 2024 and December 31, 2023, respectively. Deferred revenue related to deferred franchise fees were nil and $1.4 million, as of June 30, 2024 and December 31, 2023, respectively.
13.    Other Current Liabilities
In the first two quarters of 2024, the Company transferred $0.2 million of other current liabilities to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
Other current liabilities consist of the following:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Gift card liability	—	13
Co-op advertising fund liability	—	114
Marketing development brand liability	—	68
Advertising fund liability	—	29
Derivative liability	184	—
Contract liabilities, current	92,094	46,046
	92,278	46,270

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
14.    Income Taxes
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2024 and December 31, 2023 are presented below:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	12,953	11,890
Receivable allowance	83	37
Stock-based compensation	78	20
Intangible assets	661	727
163(j) adjustment	361	100
Property and equipment	8	—
Accrued expenses	84	106
Capitalized costs	8	4
Deferred revenues	177	310
Leases	190	301
Gross deferred tax asset	14,603	13,495
Deferred tax liabilities:
Property and equipment	—	(60)
Leases	(178)	(274)
Unrealized gains	(1,698)	(317)
Gross deferred tax liabilities	(1,876)	(651)
Net deferred tax assets	12,727	12,844
Valuation allowance	(12,727)	(12,844)
Net deferred tax asset, net of valuation allowance	—	—
The income tax expense for the periods shown consist of the following:

	Six Months Ended June 30,
	2024	2023
	$’000	$’000
Federal:
Current	—	—
Deferred	—	—
State and local:
Current	(7)	(6)
Deferred	—	—
	(7)	(6)
Change in valuation allowance	—	—
Income tax expense	(7)	(6)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	As of
	June 30, 2024	December 31, 2023
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	0.1%	1.1%
Permanent differences	0.5%	(0.3)%
Return to provision adjustments	—%	0.5%
Warrant modification expense	—%	(2.5)%
Fair value gain/loss on share issuance	(17.1)%	3.6%
Other	1.4%	—%
Change in valuation allowance	(5.6)%	(23.2)%
Effective income tax rate	0.3%	0.2%
The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Connecticut, Kansas, Florida, Texas, Virginia, New York State and New York City. The earliest year that the Company is subject to examination is the year ended December 31, 2015.
The Company has approximately $56.0 million of Federal and State Net operating loss (“NOLs”) available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2035 to 2037 for federal and state purposes.
As of June 30, 2024 and December 31, 2023, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $12.7 million and $12.8 million, respectively. The valuation allowance decreased by approximately $0.1 million.
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
15.    Commitments and Contingencies
Forward Purchase and Sales Contracts
On September 12, 2023, the Company through Sadot Agri-Foods, entered into a forward purchase contract titled the Verified Emissions Reduction Purchase Agreement (“VERPA”) for the acquisition of Verified Carbon Units (“VCUs”) generated by a conservation project along the Riau coastline in Indonesia (“conservation project”). Under the VERPA, Sadot Agri-Foods will acquire 180,000 VCUs between 2025 and 2027 as issued. Delivery of VCUs to Sadot Agri-Foods is expected within 14 days from credit issuance annually, where such delivery will occur no later than December of each respective year. The acquisition price for these VCUs is $35.69 per VCU, or $6.4 million in the aggregate, which was paid on September 23, 2023. The aggregate purchase price paid of $6.4 million was recorded on the balance sheet within the Gain on fair value remeasurement account.
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
Additionally, for the three and six months ended June 30, 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods' operating expenses including labor of $0.9 million and $1.8 million, operating expenses of $0.1 million and $0.2 million and general administrative expenses of nil and $5.0 thousand. For the three and six months ended June 30, 2023, operating costs related to Sadot Agri-Foods' operating expenses including labor of $0.8 million and $1.4 million, operating expenses of $0.2 million and $0.3 million and general administrative expenses of nil and $0.1 million, respectively.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Franchising
The Company entered into various Pokemoto franchise agreements for a total of 1 and 15 for the three and six months ended June 30, 2024, and 8 and 13, for the three and six months ended June 30, 2023 respectively, potentially new Pokemoto locations with various franchisees. The Franchisees paid the Company an aggregate of nil and $0.2 million for the three and six months ended June 30, 2024 and this has been recorded in liabilities held for sale as of June 30, 2024. See Note 3 – Assets held for sale for additional information.
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
Sales Taxes
The Company had accrued a sales tax liability for approximately $3.2 thousand and $28.0 thousand as of June 30, 2024, and December 31, 2023, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner.
Litigations, Claims and Assessments
On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $0.1 million for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of June 30, 2024 and December 31, 2023, the Company has accrued for the liability in accounts payable and accrued expenses.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will continue to be employed as Chief Marketing Officer of the Company on an at-will-basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $0.2 million. Ms. Infante will be eligible for a

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante will be entitled to an additional bonus of $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated. In the event the Shareholder Matters are not approved by the shareholders, the Infante Agreement will automatically terminate, and the prior employment agreement will again be in full effect.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
16.    Reportable Operating Segments
See Note 1 – Business organization and nature of operations for descriptions of our operating segments.
The following table sets forth the results of operations for the relevant segments for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	173,293	—	173,293
Company restaurant sales, net of discounts	992	—	—	992
Franchise royalties and fees	741	—	—	741
Franchise advertising fund contributions	13	—	—	13
Cost of goods sold	(1,219)	(171,308)	—	(172,527)
Gross profit	527	1,985	—	2,512
Depreciation and amortization expenses	—	(92)	—	(92)
Franchise advertising fund expenses	(13)	—	—	(13)
Post-closing expenses	(10)	—	—	(10)
Stock-based expenses	—	—	(1,921)	(1,921)
Sales, general and administrative expenses	(728)	(847)	(854)	(2,429)
Income / (loss) from operations	(224)	1,046	(2,775)	(1,953)
Other income	19	—	—	19
Interest income / (expense), net	(757)	(407)	403	(761)
Change in fair value of stock-based compensation	—	—	1,214	1,214
Gain on fair value remeasurement	—	3,275	—	3,275
Gain on sale of trading securities	—	528	—	528
Income / (Loss) Before Income Tax	(962)	4,442	(1,158)	2,322
Income tax expense	—	—	(5)	(5)
Net income / (loss)	(962)	4,442	(1,163)	2,317
Total assets	6,335	152,503	6,936	165,774

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	279,800	—	279,800
Company restaurant sales, net of discounts	2,149	—	—	2,149
Franchise royalties and fees	997	—	—	997
Franchise advertising fund contributions	28	—	—	28
Cost of goods sold	(2,550)	(278,254)	—	(280,804)
Gross profit	624	1,546	—	2,170
Depreciation and amortization expenses	(189)	(183)	—	(372)
Franchise advertising fund expenses	(28)	—	—	(28)
Post-closing expenses	(29)	—	—	(29)
Stock-based expenses	—	—	(2,717)	(2,717)
Sales, general and administrative expenses	(1,431)	(1,577)	(1,516)	(4,524)
Loss from operations	(1,053)	(214)	(4,233)	(5,500)
Other income	19	—	—	19
Interest income / (expense), net	(511)	(813)	73	(1,251)
Change in fair value of stock-based compensation	—	—	1,691	1,691
Gain on fair value remeasurement	—	6,534	—	6,534
Gain on sale of trading securities	—	518	—	518
Income / (Loss) Before Income Tax	(1,545)	6,025	(2,469)	2,011
Income tax expense	—	—	(7)	(7)
Net income / (loss)	(1,545)	6,025	(2,476)	2,004
Total assets	6,335	152,503	6,936	165,774

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the results of operations for the relevant segments for the three and six months ended June 30, 2023:

	For the Three Months Ended June 30, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	157,559	—	157,559
Company restaurant sales, net of discounts	2,487	—	—	2,487
Franchise royalties and fees	238	—	—	238
Franchise advertising fund contributions	20	—	—	20
Other revenues	13	—	—	13
Cost of goods sold	(2,663)	(154,576)	—	(157,239)
Gross profit	95	2,983	—	3,078
Depreciation and amortization expenses	(441)	—	—	(441)
Franchise advertising fund expenses	(20)	—	—	(20)
Post-closing expenses	(19)	—	—	(19)
Stock-based expenses	—	—	(1,175)	(1,175)
Sales, general and administrative expenses	(88)	(301)	(1,394)	(1,783)
Income / (loss) from operations	(473)	2,682	(2,569)	(360)
Other income	—	—	251	251
Interest expense, net	(1)	(21)	—	(22)
Change in fair value of stock-based compensation	—	—	324	324
Income / (Loss) Before Income Tax	(474)	2,661	(1,994)	193
Income tax expense	(1)	—	(2)	(3)
Net income / (loss)	(475)	2,661	(1,996)	190
Total assets	5,947	56,204	10,172	72,323

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	367,925	—	367,925
Company restaurant sales, net of discounts	4,788	—	—	4,788
Franchise royalties and fees	522	—	—	522
Franchise advertising fund contributions	36	—	—	36
Other revenues	13	—	—	13
Cost of goods sold	(5,129)	(360,406)	—	(365,535)
Gross profit	230	7,519	—	7,749
Depreciation and amortization expenses	(1,074)	—	—	(1,074)
Franchise advertising fund expenses	(36)	—	—	(36)
Pre-opening expenses	(36)	—	—	(36)
Post-closing expenses	(112)	—	(1)	(113)
Stock-based expenses	—	—	(4,593)	(4,593)
Sales, general and administrative expenses	(171)	(587)	(3,106)	(3,864)
Income / (loss) from operations	(1,199)	6,932	(7,700)	(1,967)
Other income	—	—	251	251
Interest income / (expense), net	2	—	(21)	(19)
Change in fair value of stock-based compensation	—	—	865	865
(Loss) / Income Before Income Tax	(1,197)	6,932	(6,605)	(870)
Income tax expense	(2)	—	(4)	(6)
Net income / (loss)	(1,199)	6,932	(6,609)	(876)
Total assets	5,947	56,204	10,172	72,323
During the first two quarters of 2024, assets related to our Sadot food services segment met the criteria for classification as Assets Held for Sale. For additional information, see Note 2 – Significant accounting policies and Note 3 – Assets held for sale.

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
17.    Fair Value Measurement
The following tables presents information about the Company's assets and liabilities that are measure at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Forward sales derivative	—	8,026	—	8,026
	—	8,026	—	8,026
Financial liabilities:
Contract liability	—	92,094	—	92,094
Derivative liability	—	184	—	184
	—	92,278	—	92,278

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Forward sales derivative	—	1,491	—	1,491
	—	1,491	—	1,491
Financial liabilities:
Contract liability	—	92,094	—	92,094
	—	92,094	—	92,094
There were no transfers between fair value levels during the three and six months ended June 30, 2024.
See Note 19 – Equity for details related to accrued compensation liability being fair valued using Level 1 inputs.
See Note 15 – Commitments and contingencies and Note 18 – Financial instruments for details related to the Derivative liability being fair valued using Level 2 inputs.
Derivative Liability
The Derivative liability is primarily related to open hedging positions as of June 30, 2024. The fair value of the Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. Please refer to Please refer to Note 2 – Significant accounting policies for additional information on ASC 815 leveling.

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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in Other Comprehensive Income / (Loss), until earnings are affected by the variability of cash flows. The change in fair value on undesignated instruments is recorded through earnings in Unrealized gain / (loss) and gain / (loss) on sale of trading securities. There were two current contracts designated as a hedge at June 30, 2024. We net settle amounts due, if any, under the contract with our counterparty.
Additionally, the Company is exposed to market risks primarily related to the volatility in the price of carbon credits. To manage these risks, the Company enters into forward sales contracts to sell carbon offset units from time to time. The Company evaluates its contracts to determine if such contracts qualify as derivatives under ASC 815. As the Company’s existing carbon offset contracts do not qualify for hedge accounting treatment, any changes in fair value are recorded as Gain (loss) on fair value remeasurement within Gain/loss.

The Forward sales derivative asset and Derivative liability primarily relate to the forward sale contracts and open hedge positions. The fair value of the Forward sales derivative asset and Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable, which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. The Forward sales derivative asset refers to the forward sales contracts executed in September, November and December 2023. Refer to Note 15 – Commitments and contingencies, for a more detailed discussion of the transactions. During the three and six months ended June 30, 2024, the fair value increased by $3.3 million and $6.5 million, respectively.
See Note 2 – Significant accounting policies, Note 15 – Commitments and contingencies and Note 17 – Fair value measurement for further details regarding the Derivative liability.
19.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 1.5 million shares of common stock for issuance. As of June 30, 2024, 0.7 million shares have been issued and 0.7 million options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 2.5 million shares of common stock for issuance. As of June 30, 2024, 2.4 million shares have been issued and 0.1 million option to purchase shares have been awarded under the 2023 Plan.
2024 Plan
The Company’s board of directors and shareholders approved and adopted on December 20, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 7.5 million shares of common stock for issuance. As of June 30, 2024, 2.3 million shares have been issued under the 2024 Plan.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

On March 31, 2024, the Company vested 0.5 million shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.
On June 30, 2024, the Company vested 1.4 million shares of common stock to Aggia as consulting fees earned during the first quarter of 2024.
Restricted Share Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. These RSA are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. The total RSA's vested for Aggia for the three and six months ended June 30, 2024 were 1.4 million and 1.9 million, respectively.
At June 30, 2024, there were 8.8 million restricted share awards outstanding.
A summary of the activity related to the restricted share awards, is presented below:

	Total RSA's	Weighted-average grant date fair value
		$
Outstanding, December 31, 2022	—	—
Granted	8,855,452	1.25
Forfeited	—	—
Vested	(854,714)	1.25
Outstanding at June 30, 2023	8,000,738	1.25
Outstanding at December 31, 2023	9,098,767	1.09
Granted	2,136,000	0.30
Forfeited	—	—
Vested	(2,470,976)	1.05
Outstanding at June 30, 2024	8,763,791	0.90
Change in fair value of stock-based compensation on the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. Change in fair value of stock-based compensation was $1.2 million and $1.7 million for the three and six months ended June 30, 2024, and $0.3 million and $0.9 million, for the three and six months ended June 30, 2023, respectively.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2022	1.52	412,500	3.53	156
Granted	1.51	600,000	5.92	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, June 30, 2023	1.51	1,012,500	4.75	244
Exercisable and vested, June 30, 2023	2.64	235,643	2.92	59
Outstanding, December 31, 2023	1.09	827,500	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	1.51	(15,000)	N/A	—
Outstanding, June 30, 2024	1.09	812,500	3.67	—
Exercisable and vested, June 30, 2024	0.98	288,124	3.55	—
The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

Six Months Ended June 30, 2024
Risk free interest rate	1.53-4.33%
Expected term (years)	5.00
Expected volatility	59.10-156.87%
Expected dividends	—
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of warrants activity during the six months ended June 30, 2024 and 2023 is presented below:

	Weighted-average exercise price	Number of warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2022	1.93	18,033,640	3.51	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, June 30, 2023	1.93	18,033,640	3.01	—
Exercisable, June 30, 2023	1.93	18,033,640	3.01	—
Outstanding, December 31, 2023	1.97	17,379,890	2.61	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	2.91	(1,358,143)	N/A	—
Outstanding, June 30, 2024	1.89	16,021,747	2.31	—
Exercisable, June 30, 2024	1.89	16,021,747	2.31	—
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $1.9 million and $2.7 million, respectively for the three and six months ended June 30, 2024, of which $0.1 million, $0.1 million, were executive compensation, $35.2 thousand and $0.1 million, were given to the board of directors, $0.1 million and $0.2 million, were given to consultants for services rendered and $1.7 million and $2.4 million, were stock-based consulting expenses paid to related party.
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $1.2 million and $4.6 million respectively for the three and six months ended June 30, 2023, respectively, of which $20.3 thousand and $40.9 thousand, were executive compensation, $45.4 thousand and $0.1 million, were given to the board of directors, $40.9 thousand and $40.9 thousand were given to consultants for services rendered and $1.1 million and $4.4 million were stock-based consulting expenses paid to related party.

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
As of June 30, 2024, Aggia owned 22.8% of the Company's common stock.

During the three and six months ended June 30, 2024, the Company recorded Stock-based consulting expense of $1.7 million, $2.4 million, and $1.1 million and $4.4 million, for the three and six months ended June 30, 2023 respectively, to its related party, Aggia for consulting services rendered.

Additionally, for the three and six months ended June 30, 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $1.0 million and $2.1 million and $1.0 million and $1.8 million for the three and six months ended June 30, 2023 respectively.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
21.    Subsequent Events

On August 1, 2024, the Company sold Superfit Foods LLC, which was previously held for sale. There was no material gain or loss on the transaction.

On July 18, 2024, the Company re-franchised its Bronx, NY Muscle Maker Grill location. There was no material gain or loss on the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of August 13, 2024, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. ("Sadot Group"), for the three and six months ended June 30, 2024 together with the audited financial statements of the Company for the year ended December 31, 2023 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2023 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” "Sadot", “Muscle Maker,” “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group Inc., together with its consolidated subsidiaries.

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
OVERVIEW
Sadot Group Inc. (f/k/a Muscle Maker, Inc.) is our parent company and is headquartered in Ft. Worth, Texas. In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-foods supply-chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. As of June 30, 2024, Sadot Group consisted of two distinct operating units.
1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships to/from markets such as Argentina, Australia, Bangladesh, Brazil, Canada, China, Columbia, Costa Rica, Dominican Republic, Ecuador, Egypt, Guinea, Honduras, India, Indonesia, Ivory Coast, Japan, Kenya, Malaysia, Morocco, Mozambique, Nigeria, Philippines, Poland, Romania, Saudi Arabia, South Korea, Sri Lanka, Ukraine, United States, Venezuela, Vietnam and Yemen, among others. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Commodity sales	173,293	157,559	279,800	367,925
Company restaurant sales, net of discounts	992	2,487	2,149	4,788
Franchise royalties and fees	741	238	997	522
Franchise advertising fund contributions	13	20	28	36
Other revenues	—	13	—	13
Cost of goods sold	(172,527)	(157,239)	(280,804)	(365,535)
Gross profit	2,512	3,078	2,170	7,749
Depreciation and amortization expenses	(92)	(441)	(372)	(1,074)
Franchise advertising fund expenses	(13)	(20)	(28)	(36)
Pre-opening expenses	—	—	—	(36)
Post-closing expenses	(10)	(19)	(29)	(113)
Stock-based expenses	(1,921)	(1,175)	(2,717)	(4,593)
Sales, general and administrative expenses	(2,429)	(1,783)	(4,524)	(3,864)
Loss from operations	(1,953)	(360)	(5,500)	(1,967)

Adjusted EBITDA	60	1,256	(2,411)	3,700
Adjusted EBITDA attributable to Sadot Group Inc.	112	1,256	(2,311)	3,700

The breakout of our main revenue streams by business segment is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sadot agri-foods	99.0%	98.3%	98.9%	98.6%
Sadot food service	1.0%	1.7%	1.1%	1.4%

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
Stock based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to our board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-foods commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. Stock-based expenses were $1.9 million and $2.7 million, for the three and six months ended June 30, 2024 and $1.2 million and $4.6 million, for the three and six months ended June 30, 2023, respectively, and are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
Other (Expense) / Income
Other (expense) / income listed below the Loss from operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) consists of Gain of fair value remeasurement, Change in fair value of stock-based compensation, Loss on sale of trading securities and Interest expense, net. Gain on fair value remeasurement consists of the fair value remeasurement recorded on a recurring basis on the forward sales contract which was deemed to be a derivative within the scope of ASC 815.
Income Tax Benefit /(Expense)
Income tax benefit / (expense) represent federal, state and local current and deferred income tax expense.

Net Income (Loss) Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests were $0.1 million and $0.1 million for the three and six months ended June 30, 2024, and nil for the three and six months ended June 30, 2023, respectively. During the year ended December 31, 2023 the Company created a joint-venture in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest.
Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP measures. We define EBITDA as Net loss, adjusted for depreciation, amortization, interest income / (expense), and income taxes. We define Adjusted EBITDA as Net loss, adjusted for depreciation, amortization, net interest (income) expense, income taxes, impairment expenses, stock-based consulting expense, other income, change in fair value of stock-based compensation, gain on extinguishment, warrant modification expense, and gain on fair value remeasurement derived from amounts presented in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) and the associated Notes to the Unaudited Condensed Consolidated Financial Statements. We believe that EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, (collectively, the “Non-GAAP Measures”) are useful metrics for investors to understand and evaluate our operating results and ongoing profitability because they permit investors to evaluate our recurring profitability from our ongoing operating activities.

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

Reconciliations of EBITDA, Adjusted EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin and Adjusted EBITDA Margin for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Net income / (loss)	2,317	190	2,004	(876)
Adjustments to EBITDA:
Depreciation and amortization expenses	92	441	372	1,074
Interest (income) / expense, net	761	22	1,251	19
Income tax expense	5	3	7	6
EBITDA	3,175	656	3,634	223
Adjustments to Adjusted EBITDA:
Other income	(19)	(251)	(19)	(251)
Change in fair value of stock-based compensation	(1,214)	(324)	(1,691)	(865)
Gain on fair value remeasurement	(3,275)	—	(6,534)	—
Stock-based expenses	1,921	1,175	2,717	4,593
Gain on sale of trading securities	(528)	—	(518)	—
Adjusted EBITDA	60	1,256	(2,411)	3,700
Adjusted EBITDA attributable to non-controlling interest	52	—	100	—
Adjusted EBITDA attributable to Sadot Group Inc.	112	1,256	(2,311)	3,700
Gross Profit	2,512	3,078	2,170	7,749
Gross Profit attributable to Sadot Group Inc.	2,564	3,078	2,270	7,749

Net income / (loss) margin attributable to Sadot Group Inc.	1.3%	0.1%	0.7%	(0.2)%
Adjusted EBITDA margin attributable to Sadot Group Inc.	0.1%	0.8%	(0.8)%	1.0%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	173,293	157,559	15,734	10.0%
Company restaurant sales, net of discounts	992	2,487	(1,495)	(60.1)%
Franchise royalties and fees	741	238	503	211.3%
Franchise advertising fund contributions	13	20	(7)	(35.0)%
Other revenues	—	13	(13)	(100.0)%
Cost of goods sold	(172,527)	(157,239)	(15,288)	9.7%
Gross profit	2,512	3,078	(566)	(18.4)%
Depreciation and amortization expenses	(92)	(441)	349	(79.1)%
Franchise advertising fund expenses	(13)	(20)	7	(35.0)%
Post-closing expenses	(10)	(19)	9	(47.4)%
Stock-based expenses	(1,921)	(1,175)	(746)	63.5%
Sales, general and administrative expenses	(2,429)	(1,783)	(646)	36.2%
Loss from operations	(1,953)	(360)	(1,593)	442.5%
Other income	19	251	(232)	(92.4)%
Interest expense	(761)	(22)	(739)	3359.1%
Change in fair value of stock-based compensation	1,214	324	890	274.7%
Gain on fair value remeasurement	3,275	—	3,275	NM
Gain on sale of trading securities	528	—	528	NM
Income Before Income Tax	2,322	193	2,129	1103.1%
Income tax expense	(5)	(3)	(2)	66.7%
Net income	2,317	190	2,127	1119.5%
Net loss attributable to non-controlling interest	52	—	52	NM
Net loss attributable to Sadot Group Inc.	2,369	190	2,179	1146.8%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Three Months Ended June 30,
	2024	2023
Commodity sales	99.0%	98.3%
Company restaurant sales, net of discounts	0.6%	1.6%
Franchise royalties and fees	0.4%	0.1%
Franchise advertising fund contributions	—%	—%
Other revenues	—%	—%
Cost of goods sold	(98.6)%	(98.1)%
Gross profit	1.4%	1.9%
Depreciation and amortization expenses	(0.1)%	(0.3)%
Franchise advertising fund expenses	—%	—%
Pre-opening expenses	—%	—%
Post-closing expenses	—%	—%
Stock-based expenses	(1.1)%	(0.7)%
Sales, general and administrative expenses	(1.4)%	(1.1)%
Loss from operations	(1.1)%	(0.2)%
Other income	—%	0.2%
Interest income / (expense), net	(0.4)%	—%
Change in fair value of accrued compensation	0.7%	0.2%
Loss on fair value remeasurement	1.9%	—%
Gain on sale of trading securities	0.3%	—%
Gain on debt extinguishment	—%	—%
Loss Before Income Tax	1.3%	0.1%
Income tax expense	—%	—%
Net income / (loss)	1.3%	0.1%
Net income / (loss) attributable to non-controlling interest	—%	—%
Net income / (loss) attributable to Sadot Group Inc.	1.4%	0.1%
Gross Profit

	Three Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	173,293	157,559	15,734	10.0%
Company restaurant sales, net of discounts	992	2,487	(1,495)	(60.1)%
Franchise royalties and fees	741	238	503	211.3%
Franchise advertising fund contributions	13	20	(7)	(35.0)%
Other revenues	—	13	(13)	(100.0)%
Cost of goods sold	(172,527)	(157,239)	(15,288)	9.7%
Gross profit	2,512	3,078	(566)	(18.4)%

NM= not meaningful
Our gross (loss) profit totaled $2.5 million profit for the three months ended June 30, 2024, compared to $3.1 million profit for the three months ended June 30, 2023. The $0.6 million decrease is primarily attributed to a decrease in Company restaurant sales, net of discount partially offset by an increase in Commodity sales.

We generated Commodity sales of $173.3 million for the three months ended June 30, 2024 compared to $157.6 million for the three months ended June 30, 2023. This represented an increase of $15.7 million, which is attributable to an increase in operations in 2024 as a direct result of our Latin American trade operations and farming activity, which was not operating in 2023.
We generated Company restaurant sales, net of discounts, of $1.0 million for the three months ended June 30, 2024, compared to $2.5 million for the three months ended June 30, 2023. This represented an decrease of $1.5 million, or 60.1%, which is mainly attributable to the conversion of certain corporate owned Pokemoto locations to franchise locations and closing underperforming locations.
Franchise royalties and fees for the three months ended June 30, 2024 totaled $0.7 million compared to $0.2 million for the three months ended June 30, 2023. This represents a increase of $0.5 million, or 211.3%. In 2024, the franchise fees were higher, primarily due to a termination of a Muscle Maker Grill development agreement in 2024 that escalated the revenue recognition.
Franchise advertising fund contributions for the three months ended June 30, 2024 totaled $13.0 thousand compared to $20.0 thousand for the three months ended June 30, 2023. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $7.0 thousand or 35.0%, is a direct result of the decrease in Muscle Maker Grill restaurant national advertising services.
There were no other revenues for the three months ended June 30, 2024. Other revenue for the three months ended June 30, 2023 were $13.0 thousand. Other revenues consisted of gift card breakage recognized.
Cost of goods sold for the three months ended June 30, 2024 totaled $172.5 million compared to $157.2 million for the three months ended June 30, 2023. The $15.3 million or 9.7% change is a direct result of the increase in sales.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(92)	(441)	349	(79.1)%
Depreciation and amortization expenses for the three months ended June 30, 2024 totaled $0.1 million compared to $0.4 million, for the three months ended June 30, 2023. The $0.3 million decrease is mainly attributed to moving Sadot food service assets to Assets Held For Sale and no longer amortizing or depreciating the assets and the closing and refranchising of corporate locations and the disposal of the corresponding assets.
Franchise Advertising Fund Expenses

	Three Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	(13)	(20)	7	(35.0)%
Franchise advertising fund expenses for the three months ended June 30, 2024 totaled $13.0 thousand compared to $20.0 thousand, for the three months ended June 30, 2023. The $7.0 thousand or 35.0% decrease is mainly attributed to the decrease in Muscle Maker Grill restaurant national advertising services.

Post-Closing Expenses

	Three Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Post-closing expenses	(10)	(19)	9	(47.4)%
Post-closing expenses for the three months ended June 30, 2024 totaled $10.0 thousand compared to $19.0 thousand for the three months ended June 30, 2023. The decrease in Post-closing expenses resulted from closing fewer corporate owned locations in 2024 compared to 2023.
Stock-Based Expenses

	Three Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Stock-based expenses	(1,921)	(1,175)	(746)	63.5%
Stock-based expenses for the three months ended June 30, 2024, totaled $1.9 million compared to $1.2 million for the three months ended June 30, 2023. The $0.7 million increase in Stock-based expenses is primarily the result of consulting fees due to Aggia for Sadot Agri-Foods and Farming operations and the vesting of restricted stock for employees, board of directors and consultants. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot LLC which is a decrease from 80.0% in 2023. This expense is paid in the vesting in restricted stock that was issued to Aggia in 2024.
Sales, General and Administrative Expenses

	Three Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(2,429)	(1,783)	(646)	36.2%
Sales, general and administrative expenses for the three months ended June 30, 2024 totaled $2.4 million compared to $1.8 million for the three months ended June 30, 2023. The $0.6 million increase was primarily attributable to a increase in consulting fees due to trades in Latin America, entering the Brazil market and increases due to increases in normal operating activities.

Other Income / (Expense)

	Three Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Total other income / (expense), net	4,275	553	3,722	673%

Other income for the three months ended June 30, 2024 totaled $4.3 million compared to $0.6 million for the three months ended June 30, 2023. The $3.7 million increase was primarily attributable to a $3.3 million increase in the gain on the fair value remeasurement as a result of the mark to market adjustment of derivatives and an $0.7 million increase in interest expense, a $0.9 million increase in change in fair value of stock-based compensation and a $0.1 million increase in loss on sale of trading securities.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended June 30, 2024, by our operating segments:

	Three Months Ended June 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	173,293	—	173,293
Company restaurant sales, net of discounts	992	—	—	992
Franchise royalties and fees	741	—	—	741
Franchise advertising fund contributions	13	—	—	13
Cost of goods sold	(1,219)	(171,308)	—	(172,527)
Gross profit	527	1,985	—	2,512
Depreciation and amortization expenses	—	(92)	—	(92)
Franchise advertising fund expenses	(13)	—	—	(13)
Post-closing expenses	(10)	—	—	(10)
Stock-based expenses	—	—	(1,921)	(1,921)
Sales, general and administrative expenses	(728)	(847)	(854)	(2,429)
Income / (loss) from operations	(224)	1,046	(2,775)	(1,953)
Other income	19	—	—	19
Interest income / (expense), net	(757)	(407)	403	(761)
Change in fair value of stock-based compensation	—	—	1,214	1,214
Gain on fair value remeasurement	—	3,275	—	3,275
Gain on sale of trading securities	—	528	—	528
Income / (Loss) Before Income Tax	(962)	4,442	(1,158)	2,322
Income tax expense	—	—	(5)	(5)
Net income / (loss)	(962)	4,442	(1,163)	2,317
Total assets	6,335	152,503	6,936	165,774

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended June 30, 2023, by our operating segments:

	Three Months Ended June 30, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	157,559	—	157,559
Company restaurant sales, net of discounts	2487	—	—	2,487
Franchise royalties and fees	238	—	—	238
Franchise advertising fund contributions	20	—	—	20
Other revenues	13	—	—	13
Cost of goods sold	(2663)	(154,576)	—	(157,239)
Gross profit	95	2,983	—	3,078
Depreciation and amortization expenses	(441)	—	—	(441)
Franchise advertising fund expenses	(20)	—	—	(20)
Post-closing expenses	(19)	—	—	(19)
Stock-based expenses	—	—	(1,175)	(1,175)
Sales, general and administrative expenses	(88)	(301)	(1,394)	(1,783)
Income / (loss) from operations	(473)	2,682	(2,569)	(360)
Other income	—	—	251	251
Interest expense, net	(1)	(21)	—	(22)
Change in fair value of stock-based compensation	—	—	324	324
Income / (Loss) Before Income Tax	(474)	2,661	(1,994)	193
Income tax expense	(1)	—	(2)	(3)
Net (loss) / income	(475)	2,661	(1,996)	190
Total assets	5,947	56,204	10,172	72,323

Unaudited Condensed Consolidated Results of Operations - Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	279,800	367,925	(88,125)	(24.0)%
Company restaurant sales, net of discounts	2,149	4,788	(2,639)	(55.1)%
Franchise royalties and fees	997	522	475	91.0%
Franchise advertising fund contributions	28	36	(8)	(22.2)%
Other revenues	—	13	(13)	(100.0)%
Cost of goods sold	(280,804)	(365,535)	84,731	(23.2)%
Gross profit	2,170	7,749	(5,579)	(72.0)%
Depreciation and amortization expenses	(372)	(1,074)	702	(65.4)%
Franchise advertising fund expenses	(28)	(36)	8	(22.2)%
Pre-opening expenses	—	(36)	36	(100.0)%
Post-closing expenses	(29)	(113)	84	(74.3)%
Stock-based expenses	(2,717)	(4,593)	1,876	(40.8)%
Sales, general and administrative expenses	(4,524)	(3,864)	(660)	17.1%
Loss from operations	(5,500)	(1,967)	(3,533)	179.6%
Other income	19	251	(232)	(92.4)%
Interest expense	(1,251)	(19)	(1,232)	6484.2%
Change in fair value of stock-based compensation	1,691	865	826	95.5%
Gain on fair value remeasurement	6,534	—	6,534	NM
Gain on sale of trading securities	518	—	518	NM
Income / (Loss) Before Income Tax	2,011	(870)	2,881	(331.1)%
Income tax expense	(7)	(6)	(1)	16.7%
Net income / (loss)	2,004	(876)	2,880	(328.8)%
Net loss attributable to non-controlling interest	100	—	100	NM
Net loss attributable to Sadot Group Inc.	2,104	(876)	2,980	(340.2)%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Six Months Ended June 30,
	2024	2023
Commodity sales	98.9%	98.6%
Company restaurant sales, net of discounts	0.8%	1.3%
Franchise royalties and fees	0.3%	0.1%
Franchise advertising fund contributions	—%	—%
Other revenues	—%	—%
Cost of goods sold	(99.2)%	(97.9)%
Gross profit	0.8%	2.1%
Depreciation and amortization expenses	(0.1)%	(0.3)%
Franchise advertising fund expenses	—%	—%
Pre-opening expenses	—%	—%
Post-closing expenses	—%	—%
Stock-based expenses	(1.0)%	(1.2)%
Sales, general and administrative expenses	(1.6)%	(1.0)%
Loss from operations	(1.9)%	(0.5)%
Other income	—%	0.1%
Interest income / (expense), net	(0.4)%	—%
Change in fair value of accrued compensation	0.6%	0.2%
Loss on fair value remeasurement	2.3%	—%
Gain on sale of trading securities	0.2%	—%
Income / (Loss) Before Income Tax	0.7%	(0.2)%
Income tax expense	—%	—%
Net income / (loss)	0.7%	(0.2)%
Net income / (loss) attributable to non-controlling interest	—%	—%
Net income / (loss) attributable to Sadot Group Inc.	0.7%	(0.2)%

Gross Profits

	Six Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	279,800	367,925	(88,125)	(24.0)%
Company restaurant sales, net of discounts	2,149	4,788	(2,639)	(55.1)%
Franchise royalties and fees	997	522	475	91.0%
Franchise advertising fund contributions	28	36	(8)	(22.2)%
Other revenues	—	13	(13)	(100.0)%
Cost of goods sold	(280,804)	(365,535)	84,731	(23.2)%
Gross profit	2,170	7,749	(5,579)	(72.0)%

NM= not meaningful
Our gross profit totaled $2.2 million for the six months ended June 30, 2024, compared to $7.7 million for the six months ended June 30, 2023. The $5.6 million decrease is primarily attributed to a decrease in Commodity sales which is attributable to a decline in global prices of staple commodities, market seasonality and the largest global consumer being out of the market for the beginning of 2024.
We generated Commodity sales of $279.8 million for the six months ended June 30, 2024. Commodity sales for the six months ended June 30, 2023 was $367.9 million. This represented a decrease of $88.1 million, which is attributable to a decline in global prices of staple commodities, market seasonality, the largest global consumer being out of the market for the beginning of 2024 and current harvest season less discounts and shipping delays given.
We generated Company restaurant sales, net of discounts, of $2.1 million for the six months ended June 30, 2024, compared to $4.8 million for the six months ended June 30, 2023. This represented an decrease of $2.6 million, or 55.1%, which is mainly attributable to the conversion of certain corporate owned Pokemoto locations to franchise locations and closing underperforming locations.
Franchise royalties and fees for the six months ended June 30, 2024 totaled $1.0 million compared to $0.5 million for the six months ended June 30, 2023. This represents an increase of $0.5 million, or 91.0%. In 2024, the franchise fees were higher, primarily due to a termination of one Muscle Maker Grill development agreement in 2024 that escalated the revenue recognition.
Franchise advertising fund contributions for the six months ended June 30, 2024 totaled $28.0 thousand compared to $36.0 thousand for the six months ended June 30, 2023. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $8.0 thousand or 22.2%, is a direct result of the decrease in Muscle Maker Grill restaurant national advertising services.
There were no Other revenues for the six months ended June 30, 2024. Other revenues for the six months ended June 30, 2023 were $13.0 thousand. Other revenues consisted of gift card breakage recognized.
Cost of goods sold for the six months ended June 30, 2024, totaled $280.8 million. The Cost of goods sold for the six months ended June 30, 2023 was $365.5 million. The $84.7 million change is primarily due to a direct result of the decrease in sales.

Depreciation and Amortization Expenses

	Six Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(372)	(1,074)	702	(65.4)%
Depreciation and amortization expenses for the six months ended June 30, 2024 totaled $0.4 million compared to $1.1 million, for the six months ended June 30, 2023. The $0.7 million decrease is mainly attributed to moving Sadot food service assets to Assets Held For Sale and no longer amortizing or depreciating the assets and the closing and refranchising of corporate locations and the disposal of the corresponding assets.
Franchise Advertising Fund Expenses

	Six Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	(28)	(36)	8	(22.2)%
Franchise advertising fund expenses for the six months ended June 30, 2024 totaled $28.0 thousand compared to $36.0 thousand, for the six months ended June 30, 2023. The $8.0 thousand decrease or 22.2% is mainly attributed to the decrease in Muscle Maker Grill national advertising services.

Pre-Opening Expenses

	Six Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Pre-opening expenses	—	(36)	36	(100.0)%
Pre-opening expenses for the six months ended June 30, 2024 totaled nil, a $36.0 thousand decrease when compared to $36.0 thousand for the six months ended June 30, 2023. The decrease in pre-opening expense resulted from expenses incurred at the farm in 2023 from the time that the purchase documents were signed and local government approval was obtained and expenses incurred prior to the opening of our new Company-owned stores.
Post-Closing Expenses

	Six Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Post-closing expenses	(29)	(113)	84	(74.3)%
Post-closing expenses for the six months ended June 30, 2024 totaled $29.0 thousand, a $0.1 million decrease when compared to $0.1 million for the six months ended June 30, 2023. The decrease in Post-closing expenses resulted from expenses incurred after the closing of underperforming Company-owned stores in 2023.
Stock-Based Expenses

	Six Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Stock-based expenses	(2,717)	(4,593)	1,876	(40.8)%
Stock-based expenses for the six months ended June 30, 2024, totaled $2.7 million compared to $4.6 million for the six months ended June 30, 2023. The $1.9 million decrease in Stock-based expenses is primarily the result of consulting fees due to Aggia for Sadot Agri-Foods and Farming operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80.0% and 40.0% of the Net income generated by Sadot LLC for the first quarter of 2023 and the second and third quarter of 2023, respectively.
Sales, General and Administrative Expenses

	Six Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(4,524)	(3,864)	(660)	17.1%
Sales, general and administrative expenses for the six months ended June 30, 2024 totaled $4.5 million, compared to $3.9 million, for the six months ended June 30, 2023. The $0.7 million increase was primarily attributable to a increase in consulting fees due to trades in Latin America, entering the Brazil market and increases due to increases in normal operating activities.

Total Other Income, Net

	Six Months Ended June 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Total other income / (expense), net	7,511	1,097	6,414	584.7%
Total other income / (expense), net for the six months ended June 30, 2024 totaled $7.5 million compared to $1.1 million, for the six months ended June 30, 2023. The $6.4 million increase in Total other income / (expense), net was attributable to a $6.5 million increase in Gain on fair value remeasurement, $0.8 million in the Change in fair value of accrued compensation and a $0.5 million increase in Gain on sale of trading securities, partially offset by a $1.2 million increase in Interest expense, and a $0.2 million decrease in Other income.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the six months ended June 30, 2024 and 2023, by our operating segments:

	Six Months Ended June 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	279,800	—	279,800
Company restaurant sales, net of discounts	2,149	—	—	2,149
Franchise royalties and fees	997	—	—	997
Franchise advertising fund contributions	28	—	—	28
Other revenues	—	—	—	—
Cost of goods sold	(2,550)	(278,254)	—	(280,804)
Gross profit	624	1,546	—	2,170
Depreciation and amortization expenses	(189)	(183)	—	(372)
Franchise advertising fund expenses	(28)	—	—	(28)
Pre-opening expenses	—	—	—	—
Post-closing expenses	(29)	—	—	(29)
Stock-based expenses	—	—	(2,717)	(2,717)
Sales, general and administrative expenses	(1,431)	(1,577)	(1,516)	(4,524)
Loss from operations	(1,053)	(214)	(4,233)	(5,500)
Other income	19	—	—	19
Interest income / (expense), net	(511)	(813)	73	(1,251)
Change in fair value of stock-based compensation	—	—	1,691	1,691
Gain on fair value remeasurement	—	6,534	—	6,534
Gain on sale of trading securities	—	518	—	518
Income / (Loss) Before Income Tax	(1,545)	6,025	(2,469)	2,011
Income tax expense	—	—	(7)	(7)
Net income / (loss)	(1,545)	6,025	(2,476)	2,004
Total assets	6,335	152,503	6,936	165,774

	Six Months Ended June 30, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	367,925	—	367,925
Company restaurant sales, net of discounts	4,788	—	—	4,788
Franchise royalties and fees	522	—	—	522
Franchise advertising fund contributions	36	—	—	36
Other revenues	13	—	—	13
Cost of goods sold	(5,129)	(360,406)	—	(365,535)
Gross profit	230	7,519	—	7,749
Depreciation and amortization expenses	(1,074)	—	—	(1,074)
Franchise advertising fund expenses	(36)	—	—	(36)
Pre-opening expenses	(36)	—	—	(36)
Post-closing expenses	(112)	—	(1)	(113)
Stock-based expenses	—	—	(4,593)	(4,593)
Sales, general and administrative expenses	(171)	(587)	(3,106)	(3,864)
Income / (loss) from operations	(1,199)	6,932	(7,700)	(1,967)
Other income	—	—	251	251
Interest income / (expense), net	2	—	(21)	(19)
Change in fair value of stock-based compensation	—	—	865	865
(Loss) / Income Before Income Tax	(1,197)	6,932	(6,605)	(870)
Income tax expense	(2)	—	(4)	(6)
Net income / (loss)	(1,199)	6,932	(6,609)	(876)
Total assets	5,947	56,204	10,172	72,323

Liquidity and Capital Resources
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	June 30, 2024	December 31, 2023
	$’000	$’000
Cash	9,956	1,354
Accounts Receivable, net	24,907	52,920
Inventory	2,528	2,561
Other current assets	110,004	56,016
Assets held for sale(4)	6,335	—
Total current assets	153,730	112,851
Accounts payable and accrued expenses	30,548	50,167
Notes payable, net	3,708	6,531
Other current liabilities(1)	100,231	47,884
Liabilities held for sale(5)	3,111	—
Total current liabilities	137,598	104,582
Working capital(2)	16,132	8,269
Current ratio(3)	1.12	1.08
(1) Consists of Operating lease liability, current, Deferred revenue, current and Other current liabilities
(2) Working Capital is defined as Total current assets less Total current liabilities
(3) Current ratio is defined as Total current assets divided by Total current liabilities
(4) See Note 3 for additional information
(5) See Note 3 for additional information
Availability of Additional Funds
Our main financial objectives are to prudently manage financial risk, ensure access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, borrowings under various credit facilities and term loans. At June 30, 2024, current ratio, which equals Total current assets divided by Total current liabilities, was 1.12, an increase of 0.04, compared to current ratio of 1.08 at December 31, 2023. The increase in current ratio was primarily due to an increase in other current assets, a decrease in Accounts payable and accrued expenses and increase in cash, partially offset by an increase in other current liabilities and a decrease in Accounts receivable. At June 30, 2024, working capital, which equals Total current assets less Total current liabilities, was $16.1 million an increase of $7.9 million, compared to working capital of $8.3 million at December 31, 2023. The increase in working capital was primarily due to an increase in other current assets, a decrease in Accounts payable and accrued expenses and and increase in cash, partially offset by an increase in other current liabilities and a decrease in Accounts receivable. In addition, the Company has access to additional liquidity if it is needed through an executed Standby Equity Purchase Agreement ("SEPA") for up to $25.0 million in capital whereby the Company, once the initial prepayment loan is fully paid off may submit advance requests to the lender and the lender will provide cash in consideration of shares of common stock subject to certain limitations and conditions set forth in the SEPA.
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
Sources and Uses of Cash for the Six Months Ended June 30, 2024 and 2023
For the six months ended June 30, 2024, Net cash provided by operating activities was $11.0 million compared to a use of $4.2 million for the six months ended June 30, 2023. Our Net cash provided for the six months ended June 30, 2024, was primarily attributable to our Net income of $2.0 million, adjusted for net non-cash income in the aggregate amount of $1.2 million and $7.8 million of Net cash provided by changes in the levels of operating assets and liabilities. Our Net cash used for the six months ended June 30, 2023, was primarily attributable to our Net loss of $0.9 million, adjusted for net non-cash income in the aggregate amount of $4.9 million, partially offset by $8.2 million of Net cash used in changes in the levels of operating assets and liabilities.
For the six months ended June 30, 2024, Net cash used in investing activities was $0.6 million, of which $0.7 million was used on the deposit of farmland, $31.0 thousand was used in the purchase of property and equipment, partially offset by $0.1 million provided by the disposal of property and equipment. For the six months ended June 30, 2023, Net cash used in investing activities was $4.0 million, of which $0.2 million was used to purchase Property and equipment and $3.9 million was used on the deposit of farmland.
For the six months ended June 30, 2024, Net cash used in financing activities was $1.8 million, consisting of repayments of various other notes payable of $5.4 million partially offset by proceeds from notes payable of $3.6 million. For the six months ended June 30, 2023, Net cash provided by financing activities was $3.4 million, consisting of $3.5 million of proceeds from notes payable, partially offset by repayments of various other notes payable of $0.1 million.
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
In April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted the new guidance from January 1, 2022, noting no material impact.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 4, 2024, the Company authorized the issuance of 0.1 million shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023.
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

On March 28, 2024, the Company authorized the issuance of 0.1 million shares of common stock to a consultant for services rendered.
Updated SEPA Agreement
On September 26, 2023, the Company, entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $25 million of the Company’s shares of common stock..

Pursuant to the SEPA, the Investor provided pre-advances to the Company in the aggregate amount of $4.0 million (each, a “Pre-Advance”), with each Pre-Advance evidenced by a convertible promissory note (each, a “Note”). The first Pre-Advance, in the principal amount of $3.0 million, was advanced on September 23, 2023. The second Pre-Advance of $1.0 million was advanced on October 30, 2023.

On April 10, 2024, the Company and the Investor entered into a letter agreement (the “Letter Agreement”) to amend the terms of the remaining outstanding Note providing that the Company would make payments on May 1, 2024, June 1, 2024 and July 1, 2024 each in the principal amount of $350,000 plus an 8% payment premium and accrued interest. During the period ended June 30, 2024 these three payments were completed. During the period through August 1, 2024, the Investor agreed that the application of any monthly payments that may become due and payable pursuant to Section 1(c) of the Notes (i.e., as a result of a Floor Price Trigger, or Exchange Cap Trigger) shall be suspended and the Investor shall not effect any Investor Notices of Conversions Notices, unless the Conversion Price is equal to the Fixed Price as such terms are defined in the SEPA, or with the consent of the Company.

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Board Member Updated

Na Yeon ("Hannah") Oh had a status change from independent board member to a non-independent director.

Merchant Cash Advance

On January 8, 2024, the Company entered into a Standard Merchant Cash Advance Agreement with Cedar Advance LLC (“Cedar”) providing for the sale of receivables in the amount of $2,055,000 for the purchase price of $1,500,000. The Company granted Cedar a security interest in (a) all accounts, including without limitation, all deposit accounts, accounts-receivable, and other receivables, as those terms are defined by Article 9 of the Uniform Commercial Code (the “UCC”), now or hereafter owned or acquired by the Company; and (b) all proceeds, as that term is defined by Article 9 of the UCC. The Company agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of the Collateral. The Company paid off this loan on May 9, 2024.

On May 9, 2024, the Company entered into a Standard Merchant Cash Advance Agreement with Cedar providing for the sale of receivables in the amount of $2,720,000 for the purchase price of $2,000,000. The Company granted Cedar a security interest in (a) all accounts, including without limitation, all deposit accounts, accounts-receivable, and other receivables, as those terms are defined by Article 9 of the Uniform Commercial Code (the “UCC”), now or hereafter owned or acquired by the Company; and (b) all proceeds, as that term is defined by Article 9 of the UCC. The Company agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of the Collateral.
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

99.1	Policy on Granting Equity Awards (Incorporated herein by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2024)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
† Includes management contracts and compensation plans and arrangements
*Filed herewith.
+Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SADOT GROUP INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: August 13, 2024		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer (Principal Financial Officer)