Form 10-Q
period 2024-09-30
Sadot Group Inc.
filed 2024-11-12
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 12, 2024, was 5,742,441.

Sadot Group Inc.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2024

	Table of Contents	Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2024 and December 31, 2023	5
	Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	8
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2024 and 2023	10
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 4.	Controls and Procedures	71
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	72
Item 1A.	Risk Factors	72
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	74
Signatures		78

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sadot Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
	$’000	$’000
ASSETS
Current assets:
Cash	962	1,354
Accounts receivable, net of allowance for doubtful accounts of $0.8 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively	38,333	52,920
Inventory	1,054	2,561
Assets held for sale	5,431	—
Other current assets	113,241	56,016
Total current assets	159,021	112,851
Right to use assets	137	1,284
Property and equipment, net	11,847	12,883
Goodwill	—	1,798
Intangible assets, net	—	2,833
Other non-current assets	22	46,442
Total assets	171,027	178,091
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	40,346	50,167
Notes payable, current, net of discount of $0.1 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively	2,808	6,531
Operating lease liability, current	22	385
Deferred revenue, current	2,161	1,229
Liabilities held for sale	2,464	—
Other current liabilities	92,283	46,270
Total current liabilities	140,084	104,582
Contract liability, non-current	—	46,048
Notes payable, non-current	—	622
Operating lease liability, non-current	117	1,027
Deferred revenue, non-current	—	1,555
Total liabilities	140,201	153,834
Equity:
Common stock, $0.0001 par value, 20,000,000 shares authorized, 5,020,373 and 4,046,472 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	111,650	107,992
Accumulated deficit	(83,912)	(87,179)
Accumulated other comprehensive (loss) / income	(180)	8
Total Sadot Group Inc. shareholders' equity	27,559	20,821
Non-controlling interest	3,267	3,436
Total stockholders’ equity	30,826	24,257
Total liabilities and stockholders’ equity	171,027	178,091

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income/ (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Commodity sales	200,906	179,975	480,706	547,900
Company restaurant sales, net of discounts	479	1,937	2,628	6,725
Franchise royalties and fees	321	245	1,319	767
Franchise advertising fund contributions	12	16	40	52
Other revenues	16	—	16	13
Cost of goods sold	(199,271)	(179,268)	(480,074)	(544,803)
Gross profit	2,463	2,905	4,635	10,654
Impairment of goodwill	—	(828)	—	(828)
Impairment of intangible assets	—	(810)	—	(810)
Depreciation and amortization expenses	(49)	(443)	(421)	(1,517)
Franchise advertising fund expenses	(12)	(16)	(40)	(52)
Pre-opening expenses	—	(335)	—	(371)
Post-closing expenses	(91)	(60)	(120)	(173)
Stock-based expenses	(1,713)	(1,075)	(4,430)	(5,667)
Sales, general and administrative expenses	(4,245)	(3,310)	(8,770)	(7,175)
Loss from operations	(3,647)	(3,972)	(9,146)	(5,939)
Other income	—	1	19	252
Interest expense, net	(1,718)	(301)	(2,969)	(320)
Change in fair value of stock-based compensation	1,001	297	2,691	1,161
Warrant modification expense	—	(958)	—	(958)
Gain / (loss) on fair value remeasurement	5,461	(349)	11,995	(349)
Gain on sale of trading securities	—	—	518	—
Income / (Loss) Before Income Tax	1,097	(5,282)	3,108	(6,153)
Income tax expense	(3)	(13)	(9)	(18)
Net income / (loss)	1,094	(5,295)	3,099	(6,171)
Net loss attributable to non-controlling interest	69	112	169	112
Net income / (loss) attributable to Sadot Group Inc.	1,163	(5,183)	3,268	(6,059)

Net Income / (Loss) Per Share attributable to Sadot Group Inc.:
Basic	0.25	(1.39)	0.74	(1.81)
Diluted	0.23	(1.39)	0.69	(1.81)

Weighted-Average # of Common Shares Outstanding:
Basic	4,693,351	3,742,192	4,436,065	3,344,394
Diluted	5,011,339	3,742,192	4,707,964	3,344,394

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss)
(Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Net income / (loss)	1,094	(5,295)	3,099	(6,171)
Other comprehensive income / (loss)
Foreign exchange translation adjustment	(4)	—	(1)	—
Unrealized loss, net of income tax	(1)	—	(187)	—
Total other comprehensive loss	(5)	—	(188)	—
Total comprehensive income / (loss)	1,089	(5,295)	2,911	(6,171)
Comprehensive loss attributable to non-controlling interest	69	112	169	112
Total Comprehensive income / (loss) attributable to Sadot Group Inc.	1,158	(5,183)	3,080	(6,059)

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total
	Shares	Amount
		$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2022	2,928,721	—	95,913	(79,355)	—	—	16,558
Common stock compensation to board of directors	3,131	—	28	—	—	—	28
Common stock issued as compensation for services	284,881	—	3,020	—	—	—	3,020
Stock-based compensation - options	—	—	27	—	—	—	27
Net loss	—	—	—	(1,066)	—	—	(1,066)
Balance at March 31, 2023	3,216,733	—	98,988	(80,421)	—	—	18,567
Common stock compensation to board of directors	2,974	—	32	—	—	—	32
Common stock issued as compensation for services	371,438	—	4,348	—	—	—	4,348
Stock-based compensation - options	—	—	27	—	—	—	27
Net income	—	—	—	190	—	—	190
Balance at June 30, 2023	3,591,145	—	103,395	(80,231)	—	—	23,164
Common stock compensation to board of directors	3,289	—	39	—	—	—	39
Common stock issued as compensation for services	81,558	—	654	—	—	—	654
Cash exercise of warrants and warrant modification	215,331	—	3,111	—	—	—	3,111
Stock-based compensation - options	—	—	27	—	—	—	27
Investment in non-controlling interest	—	—	—	—	—	3,654	3,654
Net loss	—	—	—	(5,183)	—	(112)	(5,295)
Balance at September 30, 2023	3,891,323	—	107,226	(85,414)	—	3,542	25,354

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited) (Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total
	Shares	Amount
		$’000	$’000	$’000	$’000	$’000	$’000

Balance at December 31, 2023	4,046,472	—	107,992	(87,179)	8	3,436	24,257
Common stock compensation to board of directors	10,564	—	42	—	—	—	42
Common stock issued as compensation for services	58,344	—	175	—	—	—	175
Conversion of convertible loan	284,139	—	965	—	—	—	965
Stock based compensation - vesting of options and restricted stock awards	23,913	—	111	—	—	—	111
Foreign exchange translation adjustment	—	—	—	—	—	—	—
Unrealized loss, net of income tax	—	—	—	—	(60)	0	(60)
Net loss	—	—	—	(265)	—	(48)	(313)
Balance at March 31, 2024	4,423,432	—	109,285	(87,444)	(52)	3,388	25,177
Common stock compensation to board of directors	—	—	—	—	—	—	—
Common stock issued as compensation for services	139,899	—	535	—	—	—	535
Stock based compensation - vesting of options and restricted stock awards	33,177	—	146	—	—	—	146
Foreign exchange translation adjustment	—	—	—	—	3	—	3
Unrealized loss, net of income tax	—	—	—	—	(126)	—	(126)
Net income / (loss)	—	—	—	2,369	—	(52)	2,317
Balance at June 30, 2024	4,596,508	—	109,966	(85,075)	(175)	3,336	28,052
Common stock compensation to board of directors	—	—	—	—	—	—	—
Common stock issued as compensation for services	168,649	—	723	—	—	—	723
Conversion of convertible loan	221,779	1	819	—	—	—	820
Stock based compensation - vesting of options and restricted stock awards	33,177	—	142	—	—	—	142
Foreign exchange translation adjustment	—	—	—	—	(4)	—	(4)
Unrealized loss, net of income tax	—	—	—	—	(1)	—	(1)
Reconciliation of post-split shares outstanding per transfer agent	260	—	—	—	—	—	—
Net income / (loss)	—	—	—	1,163	—	(69)	1,094
Balance at September 30, 2024	5,020,373	1	111,650	(83,912)	(180)	3,267	30,826

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	$’000	$’000
Cash Flows from Operating Activities
Net income / (loss)	3,099	(6,171)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Impairment of goodwill	—	828
Impairment of intangible assets	—	810
Depreciation and amortization	421	1,517
Stock-based expenses	4,430	5,667
Change in fair value of compensation	(2,691)	(1,161)
Warrant modification expense	—	958
Unrealized loss, net of income tax	(187)	—
Foreign exchange translation adjustment	(1)	—
Loss on disposal of assets	304	301
Bad debt expense	—	82
Transfer to assets held for sale	(481)	—
Changes in operating assets and liabilities:
Accounts receivable, net	20,275	(61,155)
Inventory	1,506	61
Other current assets	(57,206)	(6,659)
Other non-current assets	46,229	—
Accounts payable and accrued expenses	(9,532)	55,869
Other current liabilities	46,278	397
Contract liability, non-current	(46,048)	—
Operating right to use assets and lease liabilities, net	56	(46)
Deferred revenue	528	23
Total adjustments	3,881	(2,508)
Net cash provided by (used in) operating activities	6,980	(8,679)
Cash Flows from Investing Activities
Deposit on farmland	(5,853)	4,914
Investment from non-controlling interest	—	3,655
Purchases of property and equipment	(38)	(12,447)
Disposal of property and equipment	462	208
Net cash provided by / (used in) investing activities	(5,429)	(3,670)
Cash Flows from Financing Activities
Proceeds from notes payable	4,569	7,684
Proceeds from exercise of warrants	—	2,153
Repayments of notes payable	(6,512)	(4,964)
Net cash (used in) provided by financing activities	(1,943)	4,873
Net Increase (Decrease) in Cash	(392)	(7,476)
Cash – beginning of period	1,354	9,898
Cash – end of period	962	2,422
See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	3,111	346
Cash paid for taxes	19	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of notes payable into common stock	1,784	—

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Business Organization and Nature of Operations
Sadot Group Inc. ("Sadot Group" or "SGI" or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022, SGI transformed from a U.S.-centric restaurant business into a global organization focused on the Agri-food commodity supply chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. Sadot Group is headquartered in Burleson, Texas with subsidiary operations throughout the United States, Brazil, Canada, Colombia, India, Israel, Singapore, Ukraine, United Arab Emirates and Zambia.
As of September 30, 2024, SGI consisted of two distinct operating units:

1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.Sadot Restaurant Group, LLC ("Sadot Food Services"): has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, as well as one subscription-based fresh prep meal concept, SuperFit Foods. SuperFit Foods was sold in August 2024. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices with the goal of satisfying consumers demand for healthier choices, customization, flavor and convenience. Each of our concepts offers different menus that are tailored to specific consumer segments. We believe our concepts deliver highly differentiated customer experiences. This entire operating segment was identified as held for sale. Please see Note 3 – Assets held for sale for further details.

Recent Corporate Developments
On October 9, 2024, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect a reverse stock split of the Company’s common stock at a ratio of one for- ten (the “Reverse Stock Split”), which became effective 12:01 am eastern on October 18, 2024. As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All stockholders who were entitled to receive fractional shares as a result of the Reverse Stock Split received one whole share for their fractional share interest. There was no change in the par value of the Company's common stock.
Liquidity

The Company's primary source of liquidity is cash on hand. As of September 30, 2024, the Company had a cash balance, a working capital surplus and an accumulated deficit of $1.0 million, $18.9 million, and $83.9 million, respectively. During the three and nine months ended September 30, 2024, the Company generated Pre-tax net income of $1.1 million and $3.1 million, respectively. The Company had Net cash provided by operations of $7.0 million for the nine months ended September 30, 2024. The Company believes that our existing cash on hand, current accounts receivable and future cash flows from our commodity trading, farming and franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Cash	962	1,354
Accounts Receivable, net	38,333	52,920
Inventory	1,054	2,561
Other current assets	113,241	56,016
Assets held for sale(4)	5,431	—
Total current assets	159,021	112,851
Accounts payable and accrued expenses	40,346	50,167
Notes payable, net	2,808	6,531
Other current liabilities(1)	94,466	47,884
Liabilities held for sale(5)	2,464	—
Total current liabilities	140,084	104,582
Working capital(2)	18,937	8,269
Current ratio(3)	1.14	1.08
(1) Consists of Operating lease liability, current, Deferred revenue, current and Other current liabilities
(2) Working Capital is defined as Total current assets less Total current liabilities
(3) Current ratio is defined as Total current assets divided by Total current liabilities
(4) See Note 3 for additional information
(5) See Note 3 for additional information
2.    Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of September 30, 2024, and for the three and nine months ended September 30, 2024, and 2023. The results of operations for the three and nine months ended September 30, 2024, and 2023 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023. The Balance Sheet as of December 31, 2023, has been derived from the Company’s audited Financial Statements.
Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2024 or December 31, 2023.
Accounts Receivable
Accounts Receivable consists of receivables of $38.3 million and $52.9 million, net of doubtful accounts of $0.8 million and $0.2 million as of September 30, 2024, and December 31, 2023, respectively.
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
Inventory
Inventory, which are stated at the lower of cost or net realizable value, related to Sadot Agri-foods was $1.1 million and $2.4 million as of September 30, 2024 and December 31, 2023, respectively and nil and $0.2 million related to Sadot food services as of September 30, 2024 and December 31, 2023, respectively. Cost is determined using the first-in, first-out method.
Assets held for sale

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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
As of September 30, 2024 and December 31, 2023, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.
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
Commodity Sales
Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by the bill of lading, physical delivery or completion of the sale contract and the invoice is prepared and submitted to the customer. During the three and nine months ended September 30, 2024, the Company recorded Commodity sales revenues of $200.9 million and $480.7 million, and $180.0 million and $547.9 million for the three and

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
nine months ended September 30, 2023, respectively, which is included in Commodity sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Restaurant Sales
Retail store revenue derived from company owned and operated locations at Sadot Food Service is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales-related taxes. During the three and nine months ended September 30, 2024, the Company recorded retail store revenues of $0.5 million and $2.6 million, and $1.9 million and $6.7 million during the three and nine months ended September 30, 2023, respectively, which is included in Restaurant sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenues from gift cards as restaurant revenues once the Company performs its obligation to provide food and beverage to the customer simultaneously with the redemption of the gift card or through gift card breakage.
Franchise Royalties and Fees
Franchise revenues derived from Franchisee owned and operated locations consists of royalties, initial franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $0.3 million and $0.7 million during the three and nine months ended September 30, 2024 and $0.2 million and $0.5 million during the three and nine months ended September 30, 2023, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and initial franchise fees. The Company capitalizes these fees upon collection from the franchisee. These initial fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. If a franchise location closes or a franchise agreement is terminated for any reason, the unrecognized revenue will be recognized in full at that time. The Company recorded revenue from initial franchise fees of $45.0 thousand and $0.5 million, during the three and nine months ended September 30, 2024 and $23.0 thousand and $0.2 million, for the three and nine months ended September 30, 2023, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $14.6 thousand and $0.1 million during the three and nine months ended September 30, 2024 and $30.0 thousand and $0.1 million for the three and nine months ended September 30, 2023, respectively, which is included in Franchise royalties and fees on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss). Rebates earned on purchases by Company-owned stores are recorded as a reduction of Food and beverage costs during the period in which the related food and beverage purchases are made.
Franchise Advertising Fund Contributions
Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses. When an advertising contribution fund is over-spent at year-end, advertising expenses will be reported on the Unaudited Condensed Consolidated Statement of Operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a period-end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $12.0 thousand and $40.0 thousand during the three and nine months ended September 30, 2024 and $16.0 thousand and $0.1 million for the three and nine months ended September 30, 2023, which are included in Franchise advertising fund contributions on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-foods business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 15 – Commitments and contingencies for further details. Stock-based expenses for the three and nine months ended September 30, 2024 were $1.7 million and $4.4 million, and for the three and nine months ended September 30, 2023 were $1.1 million and $5.7 million, respectively, and are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
The following securities are excluded from the calculation of weighted average diluted common shares at September 30, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants	1,593,008	1,778,293	1,593,008	1,778,293
Options	81,250	101,250	81,250	101,250
RSAs	533,947	746,243	812,701	746,243
Convertible debt	—	2,356	—	2,356
Total potentially dilutive shares	2,208,205	2,628,142	2,486,959	2,628,142

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and dilutive net income / (loss) per share attributable to the Company’s stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands, except for share count and per share data)
Net income / (loss) attributable to Sadot Group Inc.	1,163	(5,183)	3,268	(6,059)
Weighted-average shares outstanding:
Basic	4,693,351	3,742,192	4,436,065	3,344,394
Effect of potentially dilutive stock options	—	—	—	—
Effect of potentially dilutive RSAs	75,564	—	29,475	—
Effect of potentially dilutive convertible debt	242,424	—	242,424	—
Diluted	5,011,339	3,742,192	4,707,964	3,344,394
Net income / (loss) per share attributable to Sadot Group Inc.:
Basic	0.25	(1.39)	0.74	(1.81)
Diluted	0.23	(1.39)	0.69	(1.81)
Major Vendors
The following table sets forth the major vendors to purchase commodities for resale, purchase inputs for farming operations and distribute food products to their Company-owned restaurants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of vendors	4	1	4	4
Type	Commodities	Commodities	Commodities	Commodities
% of purchases	95%	99%	87%	94%
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
The Company’s existing forward sales contracts for soybeans do not qualify for hedge accounting treatment. Forward sales contracts are derivatives that were purchased and sold at a later date at a fixed or determinable price for a specified period. Forward sales contract are initially measured at fair value and any changes in fair value of the forward sales contracts are recorded as Gain / (loss) on fair value remeasurement in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) for each reporting period.
The Company also enters into hedging transactions to mitigate exposures to fluctuations in agricultural commodity prices. We enter into these derivative contracts for periods consistent with the related underlying exposures, and the contracts do not constitute positions independent of those exposures. We do not enter into derivative contracts for speculative purposes and do not use leveraged instruments. There was one open hedge position at September 30, 2024. Hedging transaction are initially measured at fair value and then are subsequently remeasured to fair value at the reporting date. Changes in fair

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
value are recognized in Unrealized loss, net of income tax, until the hedge is completed and at that time the gain or loss is recognized in Cost of goods sold in the Consolidated Statement of Operations and Other Comprehensive Income / (Loss).
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
Currency Translation Differences
Transactions in foreign currencies are remeasured in the functional currency of the related consolidated company at the average foreign exchange rates for income and expenses. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the foreign exchange rate ruling as of the reporting period end date. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are remeasured to the functional currency at foreign exchange rates ruling at the dates the fair value was determined. Foreign exchange differences arising on remeasured are recognized in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) under Foreign exchange translation adjustment.
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
Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s farming consolidated entity. The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE. These evaluations are complex, and involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company has no VIEs at September 30, 2024 and December 31, 2023. The amount of net income attributable to Non-controlling interests is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss).
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.
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

The following presents the major classes of assets and liabilities for the Sadot food services reporting unit held for sale as of September 30, 2024:

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of
September 30, 2024
$’000
Cash	481
Accounts receivable, net of allowance for doubtful accounts of $0.8 million	164
Inventory	—
Other current assets	75
Right to use assets	—
Property and equipment, net	6
Goodwill	1,798
Intangible assets, net	2,715
Other non-current assets	192
Assets held for sale	5,431

Accounts payable and accrued expenses	247
Notes payable, current	82
Operating lease liability, current	182
Deferred revenue, current	119
Other current liabilities	241
Notes payable, non-current	560
Operating lease liability, non-current	—
Deferred revenue, non-current	1,033
Liabilities held for sale	2,464
Sadot Food Services had the following pre-tax losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Sadot Food Services Net Loss Before Income Tax	(665)	(2,344)	(1,713)	(3,540)
On August 1, 2024 SuperFit foods was sold for $0.2 million with a minimal gain on the sale.
4.    Allowance for Credit Losses on Accounts Receivable
For the periods ended September 30, 2024 and December 31, 2023, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Balance at beginning of period	173	23
Adjustments related to Sadot food services	37	72
Adjustments related to Sadot agri-foods	691	78
Transferred to assets held for sale	(134)	—
Balance at end of period	767	173

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5.    Other Current Assets
In the first three quarters of 2024, the Company transferred $0.1 million of other current assets to Assets held for sale. See Note 3 – Assets held for sale for additional information.
At September 30, 2024 and December 31, 2023, the Company’s other current assets consists of the following:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Prepaid expenses	309	766
Other receivables	74	7
Contract assets - current	93,520	47,180
Forward sales derivative	13,486	1,491
Notes receivable, current	—	148
Deposit on farmland	5,852	—
Prepaid forward on carbon offsets	—	6,424
Other Current Assets	113,241	56,016
Deposit on farmland consists of funds paid as a deposit with the intent to acquire farmland in Indonesia by Sadot agri-foods.
6.    Other Non-Current Assets
In the first three quarters of 2024, the Company transferred $0.2 million of other non-current assets to Assets held for sale. See Note 3 – Assets held for sale for additional information.
At September 30, 2024 and December 31, 2023, the Company’s other non-current assets consists of the following:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Security deposit	22	76
Notes receivable, non-current	—	26
Contract assets, non-current	—	46,340
Other non-current assets	22	46,442

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.    Property and Equipment, Net
In the first three quarters of 2024, the Company transferred $6.0 thousand of Property and equipment, net to Assets held for sale. See Note 3 – Assets held for sale for additional information.
As of September 30, 2024 and December 31, 2023, Property and equipment consist of the following:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Furniture and equipment	232	1,026
Vehicles	215	270
Leasehold improvements	11	877
Land and land improvements	11,766	11,766
Construction in process	6	—
Property and equipment, gross	12,230	13,939
Less: accumulated depreciation	(383)	(1,056)
Property and equipment, net	11,847	12,883
Depreciation expense amounted to $49.0 thousand and $0.3 million for the three and nine months ended September 30, 2024 and $0.2 million and $0.7 million during the three and nine months ended September 30, 2023, respectively. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of $0.1 million and $0.3 million during the three and nine months ended September 30, 2024 and $0.3 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income / (Loss).
8.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 5 to 10 years. In the first three quarters of 2024, the Company moved the remaining intangible assets to assets held for sale and as a result of the reclassification, the Company stopped amortizing these assets. See Note 3 – Assets held for sale for additional information.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2022	Impairment of intangible assets	Amortization expense	Intangible assets, net at September 30, 2023	Intangible assets, net at December 31, 2023	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at September 30, 2024
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	670	(419)	(251)	—	—	—	—	—	—
Franchise Agreements Muscle Maker Grill	136	(116)	(20)	—	—	—	—	—	—
Trademark SuperFit	29	(22)	(7)	—	—	—	—	—	—
Domain Name SuperFit	81	(62)	(19)	—	—	—	—	—	—
Customer List SuperFit	90	(70)	(20)	—	—	—	—	—	—
Proprietary Recipes SuperFit	103	(79)	(24)	—	—	—	—	—	—
Non-Compete Agreement SuperFit	107	(42)	(65)	—	—	—	—	—	—
Trademark Pokemoto	118	—	(26)	92	83	—	(9)	(74)	—
Franchisee License Pokemoto	2,322	—	(207)	2,115	2,045	—	(69)	(1,976)	—
Proprietary Recipes Pokemoto	867	—	(121)	746	705	—	(40)	(665)	—
Non-Compete Agreement Pokemoto	88	—	(88)	—	—	—	—	—	—
	4,611	(810)	(848)	2,953	2,833	—	(118)	(2,715)	—
Amortization expense related to intangible assets was nil and $0.1 million for the three and nine months ended September 30, 2024 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokemoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31 2022	570	1,798	258	2,626
Impairment of goodwill	(570)	—	(258)	(828)
Goodwill, net at September 30, 2023	—	1,798	—	1,798
Goodwill, net at December 31 2023	—	1,798	—	1,798
Transfer to assets held for sale	—	(1,798)	—	(1,798)
Goodwill, net at September 30, 2024	—	—	—	—

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9.    Accounts Payables and Accrued Expenses
In the first three quarters of 2024, the Company transferred $0.2 million of Accounts payables and accrued expenses to Assets held for sale. See Note 3 – Assets held for sale for additional information.
Accounts payables and accrued expenses consist of the following:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Accounts payable	2,954	3,488
Accrued payroll and bonuses	252	756
Accrued expenses	8	204
Accrued interest expenses	12	77
Accrued professional fees	205	255
Accounts payable commodities	36,907	45,342
Accrued purchases	—	17
Sales taxes payable	8	28
	40,346	50,167
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
The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P. Accordingly, as may otherwise be limited by Yorkville’s 4.99% beneficial ownership limitation, assuming the Company submits an Advance requiring Yorkville to provide $100,000 in funding and assuming an applicable VWAP of $11.00 and, in turn, a purchase price of $10.67 (97% of the VWAP), the Company would be required to issue 9,372 shares of common stock and Yorkville would receive a profit of approximately $0.3201 per share, or approximately $2,999.98, if it sold all of such shares at $11.00 per share.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In connection with the SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 in the principal amount of $3.0 million and the balance of $1.0 million on October 30, 2023. The purchase price for the Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the initial closing of the Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $11.1495 or 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $3.30 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 49.9% of the outstanding shares of the common stock of the Company. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $500,000 plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”). No triggering event occurred as of September 30, 2024. As of September 30, 2024, 607,527 shares of common stock have been converted leaving an aggregate principal balance remaining of $0.8 million.
Notes Payable
The Company repaid a total amount of $2.0 million and $8.3 million during the three and nine months ended September 30, 2024, and $0.2 million and $0.1 million, during the three and nine months ended September 30, 2023, respectively, of the notes payable.
As of September 30, 2024, the Company had an aggregate amount of $2.8 million in notes payable, net. The notes had interest rates ranging between 6.00% - 25.80% per annum, due on various dates through March 2025.
In the first three quarters of 2024, the Company transferred $0.6 million of notes payable to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
The maturities of notes payable as of September 30, 2024, are as follows:

Principal Amount
$’000
10/1/24-9/30/25	2,939
10/1/25-9/30/26	—
10/1/26-9/30/27	—
Thereafter	—
Total maturities	2,939
Less discount	(131)
Notes payable, net	2,808
11.    Leases
The Company’s leases consist of restaurant locations and corporate offices. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-5 years and most leases included the option to extend the lease for an additional 5 years.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The total lease cost associated with right of use assets and operating lease liabilities was $37.0 thousand and $0.2 million for the three and nine months ended September 30, 2024 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and has been recorded in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) as Cost of goods sold.
In the first three quarters of 2024 all of the Company's lease liabilities of $0.2 million were moved to Liabilities held for sale. See Note 3 – Assets held for sale for additional information. Right to use asset and operating lease liabilities decreased due to the refranchising, selling and closure of all of our corporate owned locations by September 30, 2024.
The assets and liabilities related to the Company’s leases were as follows:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Assets
Total lease assets	137	1,284
Transferred to assets held for sale	—	—
Right to use asset	137	1,284
Liabilities
Total lease liabilities	321	1,412
Transferred to liabilities held for sale	(182)	—
Operating leases – current	22	385
Operating leases – non-current	117	1,027
The table below presents the future minimum lease payments under the noncancellable operating leases as of September 30, 2024:

	Total	Operating Leases Held for Sale	Current Operating Leases
	$’000	$’000	$’000
Fiscal Year:
10/1/2024-9/30/2025	238	193	45
10/1/2025-9/30/2026	45	—	45
10/1/2026-9/30/2027	45	—	45
10/1/2027-9/30/2028	45	—	45
10/1/2028-9/30/2029	23	—	23
Thereafter	—	—	—
Total lease payments	396	193	203
Less imputed interest	(75)	(11)	(64)
Present value of lease liabilities	321	182	139

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company’s lease term and discount rates were as follows:

As of September 30, 2024
Weighted-average remaining lease term (in years)
Operating leases	2.58
Weighted-average discount rate
Operating leases	15.1%
12.    Deferred Revenue
In the first three quarters of 2024, the Company transferred $1.2 million of deferred revenue to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
The Company's deferred revenue consists of the following:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Deferred revenues, net	2,161	2,784
Less: deferred revenue, current	(2,161)	(1,229)
Deferred revenues, non-current	—	1,555
Deferred revenue related to commodity forward sales contracts and prepayments on future trades were $2.2 million and $1.4 million, as of September 30, 2024 and December 31, 2023, respectively. Deferred revenue related to deferred franchise fees were nil and $1.4 million, as of September 30, 2024 and December 31, 2023, respectively.
13.    Other Current Liabilities
In the first three quarters of 2024, the Company transferred $0.2 million of other current liabilities to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
Other current liabilities consist of the following:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Gift card liability	—	13
Co-op advertising fund liability	—	114
Marketing development brand liability	—	68
Advertising fund liability	—	29
Derivative liability	189	—
Contract liabilities, current	92,094	46,046
	92,283	46,270

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
14.    Income Taxes
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023 are presented below:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	13,401	11,890
Receivable allowance	163	37
Stock-based compensation	115	20
Intangible assets	619	727
163(j) adjustment	714	100
Property and equipment	43	—
Accrued expenses	—	106
Capitalized costs	8	4
Deferred revenues	167	310
Leases	30	301
Gross deferred tax asset	15,260	13,495
Deferred tax liabilities:
Other liabilities	(4)	—
Property and equipment	—	(60)
Leases	(29)	(274)
Unrealized gains	(2,818)	(317)
Gross deferred tax liabilities	(2,851)	(651)
Net deferred tax assets	12,409	12,844
Valuation allowance	(12,409)	(12,844)
Net deferred tax asset, net of valuation allowance	—	—
The income tax expense for the periods shown consist of the following:

	Nine Months Ended September 30,
	2024	2023
	$’000	$’000
Federal:
Current	—	—
Deferred	—	—
State and local:
Current	(9)	(18)
Deferred	—	—
	(9)	(18)
Change in valuation allowance	—	—
Income tax expense	(9)	(18)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	As of
	September 30, 2024	December 31, 2023
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	—%	1.1%
Permanent differences	0.5%	(0.3)%
Return to provision adjustments	3.6%	0.5%
Warrant modification expense	—%	(2.5)%
Fair value gain/loss on share issuance	(18.6)%	3.6%
Other	2.4%	—%
Change in valuation allowance	(9.7)%	(23.2)%
Effective income tax rate	(0.8)%	0.2%
The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Connecticut, Kansas, Florida, Texas, Virginia, New York State and New York City. The earliest year that the Company is subject to examination is the year ended December 31, 2015.
The Company has approximately $58.2 million of Federal and State Net operating loss (“NOLs”) available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2035 to 2037 for federal and state purposes.
As of September 30, 2024 and December 31, 2023, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $12.4 million and $12.8 million, respectively. The valuation allowance decreased by approximately $0.4 million.
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
On September 13, 2023, the Company through Sadot Agri-Foods, entered into a separate forward sales agreement pursuant to which the purchaser agreed to acquire 180,000 VCUs between 2025 and 2026 for an acquisition price of $44.62 per VCU, or $8.0 million. The VCUs are expected to be generated as part of the conservation project. The VCUs would be delivered within 14 days from credit issuance annually, where such delivery will occur no later than December of each respective year. Payment for these VCUs would not be required until 2025 at the earliest, within 10 days of VCU issuance. However, Sadot Agri-Foods has the right to repurchase any VCUs during the term of this forward contract at the then current market price (based on the prices reported by an independent marketplace). This contract was determined to be a

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
derivative in accordance with ASC 815. On September 20, 2024, the Company sold the right to acquire the 180,000 VCUs for $9.3 million.
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
As consideration for Aggia providing the services to Sadot Agri-Food, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot Agri-Food generating net income measured on a quarterly basis at per share price of $15.6250, subject to equitable adjustments for any combinations or splits of the common stock occurring following the Effective Date. Upon Sadot Agri-Food generating net income for any fiscal quarter, the Company shall issue Aggia a number of shares of common stock equal to the net income for such fiscal quarter divided by the per share price (the “Shares”). The Company may only issue authorized, unreserved shares of common stock. The Company will not issue Aggia in excess of 1,442,428 shares representing 49.9% of the number of issued and outstanding shares of common stock as of the Effective Date. In the event that the shares cap has been reached, then the remaining portion of the net income, if any, not issued as shares shall accrue as debt payable by Sadot Group to Aggia until such debt has reached a maximum of $71.5 million. The Company will prepare the shares earned calculation after the annual audit or quarter review is completed by the auditors. The shares will be issued within 10 days of the final calculation.

On July 14, 2023 (the “Addendum Date”), effective April 1, 2023, the parties entered into Addendum 2 to the Services Agreement (“Addendum 2”) pursuant to which the parties amended the compensation that Aggia is entitled.
Pursuant to Addendum 2, on the Addendum Date, the Company issued 885,546 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, which such Shares represent 1,442,428 Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 556,882 Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 1,442,428 Shares representing 49.9% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot Agri-Foods, calculated quarterly divided by $31.25, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $12.50. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share. Further, the parties clarified that the Lock Up Agreement previously entered between the Company and Aggia dated November 16, 2022 shall be terminated on May 16, 2024 provided that any Shares that have not vested or been purchased by Aggia may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Following the Share Repurchase Date, in the event that there is net income for any fiscal quarter, then an amount equal to 40% of the net income shall accrue as debt payable by Sadot Group to Aggia (the “Debt”), until such Debt has reached a maximum of $71.5 million.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Additionally, for the three and nine months ended September 30, 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods' operating expenses including labor of nil and $1.8 million, operating expenses of nil and $0.2 million and general administrative expenses of $0.8 million and $0.9 million. For the three and nine months ended September 30, 2023, operating costs related to Sadot Agri-Foods' operating expenses including labor of $0.8 million and $2.3 million, operating expenses of $0.1 million and $0.5 million and general administrative expenses of nil and $0.1 million, respectively.
Franchising
The Company entered into various Pokemoto franchise agreements for a total of 10 and 25 for the three and nine months ended September 30, 2024, and 4 and 15, for the three and nine months ended September 30, 2023 respectively, potentially new Pokemoto locations with various franchisees. The Franchisees paid the Company an aggregate of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024 and this has been recorded in liabilities held for sale as of September 30, 2024. See Note 3 – Assets held for sale for additional information.
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
Sales Taxes
The Company had accrued a sales tax liability for approximately $4.6 thousand and $28.0 thousand as of September 30, 2024, and December 31, 2023, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner.
Litigations, Claims and Assessments
On January 23, 2020, the Company was served a judgment issued by the Judicial Council of California in the amount of $0.1 million for a breach of a lease agreement in Chicago, Illinois, in connection with a Company-owned store that was closed in 2018. As of September 30, 2024 and December 31, 2023, the Company has accrued for the liability in accounts payable and accrued expenses.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
On March 21, 2023, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Black Agreement, Ms. Black will continue to be employed as Chief Financial Officer of the Company on an at-will-basis. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $0.3 million. Ms. Black will be eligible for a discretionary performance bonus up to 50% of her annual salary. Ms. Black received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months on November 16, 2024 and all equity compensation shall be fully accelerated.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kenn Miller (the “Miller Agreement”), which replaced his prior employment agreement. Pursuant to the Miller Agreement, Mr. Miller will continue to be employed as Chief Operating Officer of the Company on an at-will-basis. During the term of the Miller Agreement, Mr. Miller is entitled to a base salary at the annualized rate of $0.3 million. Mr. Miller will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Miller received an additional bonus of $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Miller is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Miller is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Miller will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 12 months following the second anniversary of the Miller Agreement, and all equity compensation shall be fully accelerated.
On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan will continue to be employed as Chief Investment Officer of the Company on an at-will-basis. During the term of the Employment Agreement, Mr. Mohan is entitled to a base salary at the annualized rate of $0.2 million. Mr. Mohan will be eligible for a discretionary performance bonus up to 75% of his annual salary. Mr. Mohan received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Mohan is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated..
On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
continue to be employed as Chief Marketing Officer of the Company on an at-will-basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $0.2 million. Ms. Infante will be eligible for a discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante received an additional bonus of $25.0 thousand which was paid on March 8, 2024, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated.
NASDAQ Notice
On November 7, 2023, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company was therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).

The notice indicated that the Company will have 180 calendar days, until May 6, 2024, to regain compliance with this requirement. On April 29, 2024, the Company submitted a request to Nasdaq requesting an additional 180 days to regain compliance. On May 7, 2024, the Company received notice from Nasdaq that the request for an additional 180 days to regain compliance was approved. The Company was eligible to regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of its common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. To qualify, the Company was required to meet the continued listing requirement for market value of the Company's publically held shares and all other Nasdaq initial listing standards, except the bid price requirement, and was required to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period.
On October 9, 2024, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect the Reverse Stock Split, which became effective 12:01 am eastern on October 18, 2024. As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All stockholders who would be entitled to receive fractional shares as a result of the Reverse Stock Split received one whole share for their fractional share interest. There was no change in the par value of our common stock.
The Company effectuated a Reverse Stock Split to raise the per share bid price of the Company’s Common Stock above $1.00 per share with the goal of bringing the Company back into compliance with Nasdaq Listing Rule 5550(a)(2). The Company received notice from Nasdaq on November 1, 2024, indicating that the Company regained compliance with the minimum bid price requirement under the Rule.
The Company’s common stock began trading on a split-adjusted basis on Nasdaq at the commencement of trading on October 18, 2024 under the Company’s existing symbol “SDOT.” The Company’s common stock has been assigned a new CUSIP number of 627333305 in connection with the Reverse Stock Split.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
16.    Reportable Operating Segments
See Note 1 – Business organization and nature of operations for descriptions of our operating segments.
The following table sets forth the results of operations for the relevant segments for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	200,906	—	200,906
Company restaurant sales, net of discounts	479	—	—	479
Franchise royalties and fees	321	—	—	321
Franchise advertising fund contributions	12	—	—	12
Other revenues	16	—	—	16
Cost of goods sold	(563)	(198,708)	—	(199,271)
Gross profit	265	2,198	—	2,463
Depreciation and amortization expenses	—	(48)	(1)	(49)
Franchise advertising fund expenses	(12)	—	—	(12)
Post-closing expenses	(91)	—	—	(91)
Stock-based expenses	—	—	(1,713)	(1,713)
Sales, general and administrative expenses	(821)	(2,475)	(949)	(4,245)
Income / (loss) from operations	(659)	(325)	(2,663)	(3,647)
Other income	—	—	—	—
Interest income / (expense), net	(6)	(1,267)	(445)	(1,718)
Change in fair value of stock-based compensation	—	—	1,001	1,001
Gain on fair value remeasurement	—	5,461	—	5,461
Gain on sale of trading securities	—	—	—	—
Income / (Loss) Before Income Tax	(665)	3,869	(2,107)	1,097
Income tax expense	—	—	(3)	(3)
Net income / (loss)	(665)	3,869	(2,110)	1,094
Total assets	5,431	164,638	958	171,027

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	480,706	—	480,706
Company restaurant sales, net of discounts	2,628	—	—	2,628
Franchise royalties and fees	1,319	—	—	1,319
Franchise advertising fund contributions	40	—	—	40
Other revenues	16	—	—	16
Cost of goods sold	(3,113)	(476,961)	—	(480,074)
Gross profit	890	3,745	—	4,635
Depreciation and amortization expenses	(189)	(230)	(2)	(421)
Franchise advertising fund expenses	(40)	—	—	(40)
Post-closing expenses	(120)	—	—	(120)
Stock-based expenses	—	—	(4,430)	(4,430)
Sales, general and administrative expenses	(2,252)	(4,052)	(2,466)	(8,770)
Loss from operations	(1,711)	(537)	(6,898)	(9,146)
Other income	19	—	—	19
Interest income / (expense), net	(21)	(1,451)	(1,497)	(2,969)
Change in fair value of stock-based compensation	—	—	2,691	2,691
Gain on fair value remeasurement	—	11,995	—	11,995
Gain on sale of trading securities	—	518	—	518
Income / (Loss) Before Income Tax	(1,713)	10,525	(5,704)	3,108
Income tax expense	—	—	(9)	(9)
Net income / (loss)	(1,713)	10,525	(5,713)	3,099
Total assets	5,431	164,638	958	171,027

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the results of operations for the relevant segments for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	179,975	—	179,975
Company restaurant sales, net of discounts	1,937	—	—	1,937
Franchise royalties and fees	245	—	—	245
Franchise advertising fund contributions	16	—	—	16
Other revenues	—	—	—	—
Cost of goods sold	(2,167)	(177,101)	—	(179,268)
Gross profit	31	2,874	—	2,905
Impairment of goodwill	(828)	—	—	(828)
Impairment of intangible assets	(810)	—	—	(810)
Depreciation and amortization expenses	(382)	(61)	—	(443)
Franchise advertising fund expenses	(16)	—	—	(16)
Pre-opening expenses	—	(335)	—	(335)
Post-closing expenses	(60)	—	—	(60)
Stock-based expenses	—	—	(1,075)	(1,075)
Sales, general and administrative expenses	(278)	(553)	(2,479)	(3,310)
Income / (loss) from operations	(2,343)	1,925	(3,554)	(3,972)
Other income	1	—	—	1
Interest expense, net	(2)	(5)	(294)	(301)
Change in fair value of stock-based compensation	—	—	297	297
Warrant modification expense	—	—	(958)	(958)
Loss on fair value remeasurement	—	(349)	—	(349)
Income / (Loss) Before Income Tax	(2,344)	1,571	(4,509)	(5,282)
Income tax expense	—	—	(13)	(13)
Net income / (loss)	(2,344)	1,571	(4,522)	(5,295)
Total assets	8,798	80,166	1,704	90,668

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	547,900	—	547,900
Company restaurant sales, net of discounts	6,725	—	—	6,725
Franchise royalties and fees	767	—	—	767
Franchise advertising fund contributions	52	—	—	52
Other revenues	13	—	—	13
Cost of goods sold	(7,295)	(537,508)	—	(544,803)
Gross profit	262	10,392	—	10,654
Impairment of goodwill	(828)	—	—	(828)
Impairment of intangible assets	(810)	—	—	(810)
Depreciation and amortization expenses	(1,456)	(61)	—	(1,517)
Franchise advertising fund expenses	(52)	—	—	(52)
Pre-opening expenses	(36)	(335)	—	(371)
Post-closing expenses	(172)	—	(1)	(173)
Stock-based expenses	—	—	(5,667)	(5,667)
Sales, general and administrative expenses	(449)	(1,140)	(5,586)	(7,175)
Income / (loss) from operations	(3,541)	8,856	(11,254)	(5,939)
Other income	1	—	251	252
Interest income / (expense), net	—	(27)	(293)	(320)
Change in fair value of stock-based compensation	—	—	1,161	1,161
Warrant modification expense	—	—	(958)	(958)
Loss on fair value remeasurement	—	(349)	—	(349)
Income / (Loss) Before Income Tax	(3,540)	8,480	(11,093)	(6,153)
Income tax expense	(2)	—	(16)	(18)
Net income / (loss)	(3,542)	8,480	(11,109)	(6,171)
Total assets	8,798	80,166	1,704	90,668
During the first three quarters of 2024, assets related to our Sadot food services segment met the criteria for classification as Assets Held for Sale. For additional information, see Note 2 – Significant accounting policies and Note 3 – Assets held for sale.

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
17.    Fair Value Measurement
The following tables presents information about the Company's assets and liabilities that are measure at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Forward sales derivative	—	13,486	—	13,486
	—	13,486	—	13,486
Financial liabilities:
Contract liability	—	92,094	—	92,094
Derivative liability	—	188	—	188
	—	92,282	—	92,282

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Forward sales derivative	—	1,491	—	1,491
	—	1,491	—	1,491
Financial liabilities:
Contract liability	—	92,094	—	92,094
	—	92,094	—	92,094
There were no transfers between fair value levels during the three and nine months ended September 30, 2024.
See Note 19 – Equity for details related to accrued compensation liability being fair valued using Level 1 inputs.
See Note 15 – Commitments and contingencies and Note 18 – Financial instruments for details related to the Derivative liability being fair valued using Level 2 inputs.
Derivative Liability
The Derivative liability is primarily related to open hedging positions as of September 30, 2024. The fair value of the Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. Please refer to Please refer to Note 2 – Significant accounting policies for additional information on ASC 815 leveling.

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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Changes in the fair value on the portion of the derivative included in the assessment of hedge effectiveness of cash-flow hedges are recorded in Other Comprehensive Income / (Loss), until earnings are affected by the variability of cash flows. The change in fair value on undesignated instruments is recorded through earnings in Cost of goods sold. There was one current contract designated as a hedge at September 30, 2024. We net settle amounts due, if any, under the contract with our counterparty.
The fair value of the Forward sales derivative asset and Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable, which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. Refer to Note 15 – Commitments and contingencies, for a more detailed discussion of the transactions. During the three and nine months ended September 30, 2024, the fair value increased by $5.5 million and $12.0 million, respectively.
See Note 2 – Significant accounting policies, Note 15 – Commitments and contingencies and Note 17 – Fair value measurement for further details regarding the Derivative liability.
19.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020 under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 150,000 shares of common stock for issuance. As of September 30, 2024, 65,643 shares have been issued and 74,357 options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 250,000 shares of common stock for issuance. As of September 30, 2024, 242,404 shares have been issued and 6,893 option to purchase shares have been awarded under the 2023 Plan.
2024 Plan
The Company’s board of directors and shareholders approved and adopted on December 20, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 750,000 shares of common stock for issuance. As of September 30, 2024, 279,914 shares have been issued under the 2024 Plan.
Common Stock Issuances
On January 5, 2023, the Company authorized the issuance of an aggregate of 3,131 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.
On March 27, 2023, the Company authorized the issuance of 284,881 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2022.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On April 5, 2023 the Company authorized the issuance of 2,974 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023.
On May 10, 2023 the Company authorized the issuance of 13,965 shares of common stock to a consultant for services rendered.
On May 25, 2023, the Company authorized the issuance of 272,002 shares of common stock to Aggia as consulting fees earned during the first quarter of 2023.
On June 30, 2023, the Company vested 85,472 shares of common stock to Aggia as consulting fees earned during the second quarter of 2023.
On July 11, 2023, the Company authorized the issuance of an aggregate of 3,289 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2023.
On July 14, 2023, The Company issued 885,545 Restricted Share Awards, with an effective issuance date of April 1, 2023.
On August 15, 2023, the Company authorized the issuance of 5,000 shares of common stock to a consultant for services rendered.
On September 25, 2023, the Company authorized the issuance of 22,727 shares of common stock in fees to a consultant for services rendered related to the SEPA.
On September 30, 2023, the Company vested 53,831 shares of common stock to Aggia as consulting fees earned during the third quarter of 2023.
On January 4, 2024 the Company authorized the issuance of 10,564 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023.
On January 8, 2024, the Company authorized the issuance of 27,694 shares of common stock in connection with the conversion of notes payable.
On January 11, 2024, the Company authorized the issuance of 27,891 shares of common stock in connection with the conversion of notes payable.
On January 22, 2024, the Company authorized the issuance of 30,577 shares of common stock in connection with the conversion of notes payable.

On January 29, 2024, the Company authorized the issuance of 30,443 shares of common stock in connection with the conversion of notes payable.

On February 16, 2024 the Company authorized the issuance of 300 shares of common stock to a consultant for services rendered.

On February 16, 2024, the Company authorized the issuance of 30,572 shares of common stock in connection with the conversion of notes payable.

On March 15, 2024, the Company authorized the issuance of 60,885 shares of common stock in connection with the conversion of notes payable.

On March 20, 2024, the Company authorized the issuance of 76,077 shares of common stock in connection with the conversion of notes payable.

On March 28, 2024 the Company authorized the issuance of 7,950 shares of common stock to a consultant for services rendered.

On March 31, 2024, the Company vested 50,094 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On June 30, 2024, the Company vested 139,899 shares of common stock to Aggia as consulting fees earned during the first quarter of 2024.
On August 14, 2024, the Company authorized the issuance of 54,981 shares of common stock in connection with the conversion of notes payable.
On August 19, 2024, the Company authorized the issuance of 104,249 shares of common stock in connection with the conversion of notes payable.
On August 26, 2024 the Company authorized the issuance of 47,500 shares of common stock to a consultant for services rendered.
On September 27, 2024, the Company authorized the issuance of 62,549 shares of common stock in connection with the conversion of notes payable.
On September 30, 2024, the Company vested 121,149 shares of common stock to Aggia as consulting fees earned during the second quarter of 2024.
Preferred Stock
Our authorized preferred stock consists of 10,000,000 shares of preferred stock, $0.0001 par value per share. As of September 30, 2024 there are no shares of preferred stock currently issued and outstanding.
Restricted Share Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. These RSA are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $31.250, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $12.50. Shares shall be considered issued and outstanding as of the effective date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. The total RSA's vested for Aggia for the three and nine months ended September 30, 2024 were 121,149 and 311,142, respectively.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
At September 30, 2024, there were 722,068 restricted share awards outstanding awarded to employees, consultants and the board of directors.
A summary of the activity related to the restricted share awards, is presented below:

	Total RSA's	Weighted-average grant date fair value
		$
Unvested at, December 31, 2022	—	—
Granted	885,546	12.50
Forfeited	—	—
Vested	(139,272)	12.50
Unvested at September 30, 2023	746,274	12.50
Unvested at December 31, 2023	909,877	10.85
Granted	213,600	2.95
Forfeited	—	—
Vested	(401,409)	10.51
Unvested at September 30, 2024	722,068	8.70
Change in fair value of stock-based compensation on the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. Change in fair value of stock-based compensation was $1.0 million and $2.7 million for the three and nine months ended September 30, 2024, and $0.3 million and $1.2 million, for the three and nine months ended September 30, 2023, respectively.
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
Options
On February 27, 2023, the Company issued options to purchase an aggregate of 53,107 shares of the Company's common stock to officers and directors. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring March 31, 2023.
On March 15, 2023, the Company issued options to purchase 6,893 shares of the Company's common stock. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring March 31, 2023.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2022	15.23	41,250	3.53	156
Granted	15.05	60,000	5.67	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, September 30, 2023	15.15	101,250	4.49	90
Exercisable and vested, September 30, 2023	23.94	28,127	3.04	26
Outstanding, December 31, 2023	10.94	82,750	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	15.05	(1,500)	N/A	—
Outstanding, September 30, 2024	10.90	81,250	3.42	3,125
Exercisable and vested, September 30, 2024	9.96	32,875	3.31	1,538
The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

Nine Months Ended September 30, 2024
Risk free interest rate	1.53-4.33%
Expected term (years)	5.00
Expected volatility	59.10-156.87%
Expected dividends	—
Warrant Exercise Agreement
On July 27, 2023 (the “Closing Date”), the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with Altium Growth Fund Ltd. (the “Exercising Holder”), the holder of outstanding warrants to purchase 215,331 shares of common stock of the Company issued in November 2021 (collectively, the “Original Warrants”), whereby the Exercising Holder exercised the Original Warrants in consideration of 215,331 shares of common stock (the “Shares”). The Company received aggregate gross proceeds before expenses of approximately $2.2 million. In order to induce the Exercising Holder to exercise the Original Warrants, the Company reduced the exercise price on the Original Warrants from $13.85 to $10.00 per share.
In connection with the exercise of the Original Warrants, we issued an additional warrant to Altium that is exercisable to acquire 215,331 shares of common stock (the “Additional Warrant”) exercisable at a per share price of $24.00.
Additional Warrants Issued
In connection with the exercise of the Original Warrants, the Company issued an additional warrant to the Exercising Holder that is exercisable for the number of shares of common stock equal to one hundred percent of the Shares purchased by the Exercising Holder (the “Additional Warrant”). The Additional Warrant is substantially identical to the Original Warrants, except that the exercise price of the Additional Warrant is $24.00. The Company is obligated to file a registration statement covering the shares of common stock underlying the warrants within 30 days and to have the registration statement declared effective within 90 days after filing with the Commission.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of warrants activity during the nine months ended September 30, 2024 and 2023 is presented below:

	Weighted-average exercise price	Number of warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2022	19.30	1,803,364	3.51	—
Granted	24.00	215,331	3.14	—
Exercised	10.00	(215,331)	3.15	215
Forfeited	—	—	N/A	—
Outstanding, September 30, 2023	20.20	1,803,364	2.80	—
Exercisable, September 30, 2023	20.20	1,803,364	2.80	—
Outstanding, December 31, 2023	19.69	1,738,002	2.61	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	31.47	(144,982)	N/A	—
Outstanding, September 30, 2024	18.62	1,593,020	2.07	—
Exercisable, September 30, 2024	18.62	1,593,020	2.07	—
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $1.7 million and $4.4 million, respectively for the three and nine months ended September 30, 2024, of which $0.1 million, $0.2 million, were executive compensation, $36.4 thousand and $0.1 million, were given to the board of directors, $0.1 million and $0.3 million, were given to consultants for services rendered and $1.5 million and $3.9 million, were stock-based consulting expenses paid to related party.
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $1.1 million and $5.7 million respectively for the three and nine months ended September 30, 2023, respectively, of which $20.3 thousand and $0.1 million, were executive compensation, $0.1 million and $0.1 million, were given to the board of directors, $0.3 million and $0.4 million were given to consultants for services rendered and $0.7 million and $5.1 million were stock-based consulting expenses paid to related party.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
20.    Related Party Transactions
The Company held a Special Shareholder Meeting on February 28, 2023. At the meeting, the shareholders approved (i) the Services Agreement whereby Sadot LLC engaged Aggia, to provide certain advisory services to Sadot Agri-Food for managing Sadot Agri-Food’s business of wholesaling food and engaging in the purchase and sale of physical food commodities; (ii) an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 5,000,000 to 15,000,000; (iii) for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the Shares pursuant to the Services Agreement entered between the Company, Sadot LLC and Aggia representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules; (iv) for purposes of complying with NASDAQ Listing Rule 5635(c), the issuance of up to 1,442,428 Shares of Common Stock to Aggia pursuant to the Services Agreement and net income generated thresholds; (v) the right of Aggia to nominate up to eight directors to the Board of Directors subject to achieving net income thresholds as set forth in the Services Agreement; and (vi) the adoption of the 2023 Equity Incentive Plan. The shareholders of the Company subsequently approved an increase in the authorized shares of common stock from 15,000,000 to 20,000,000 at the Company’s Annual Meeting held on December 20, 2023.
As of September 30, 2024, Aggia owned 11.8% of the Company's common stock.

During the three and nine months ended September 30, 2024, the Company recorded Stock-based consulting expense of $1.5 million, and $3.9 million, respectively, to its related party, Aggia for consulting services rendered. During the three and nine months ended September 30, 2023, the Company recorded Stock-based consulting expense of $0.7 million and $5.1 million, respectively, to its related party, Aggia for consulting services rendered.

Additionally, for the three and nine months ended September 30, 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $0.8 million and $2.9 million. For the three and nine months ended September 30, 2023 the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $1.0 million and $2.8 million, respectively.
On September 19, 2024, the Company received a loan from a related party, in an arms length transaction, of $0.6 million, with a discount of $0.1 million, that matures in six months.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
21.    Subsequent Events

Promissory Notes
On October 10, 2024, the Company issued a Convertible Promissory Note in the principal amount of $1.4 million in consideration of cash in the amount of $1.1 million.
On October 11, 2024, the Company paid off its loan Yorkville in the amount of $800,000.
On October 15, 2024, the Company entered into a Standard Merchant Cash Advance Agreement with Cedar Advance LLC
(“Cedar”) providing for the sale of receivables in the amount of $3.2 million for the purchase price of $2.4 million. The Company granted Cedar a security interest in (a) all accounts, including without limitation, all deposit accounts, accounts receivable, and other receivables, as those terms are defined by Article 9 of the Uniform Commercial Code (the “UCC”), now or hereafter owned or acquired by the Company; and (b) all proceeds, as that term is defined by Article 9 of the UCC. The Company agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of the Collateral. The Company paid off the remaining balance of the previous Cedar advance of $1.1 million in this transaction.
Farming Operations
The Company made the decision not to plant crops in its farming operations in Zambia for this upcoming season due to drought conditions and a dispute with the minority shareholder regarding farm operations.

Legal Complaint

On November 7, 2024, Lombard Trading International Corp. filed an Amended Complaint against the Company and Sadot Latam, LLC in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01). The Amended Complaint alleges unjust enrichment, conversion, fraud, conspiracy and civil theft related to a commodities transaction. The plaintiff claims that the Company failed to pay upon delivery of certain goods and is seeking damages in the amount of $7.4 million. The Company denies these allegations and intends to vigorously defend against the claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the potential loss at this time

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of November 12, 2024, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. ("Sadot Group"), for the three and nine months ended September 30, 2024 together with the audited financial statements of the Company for the year ended December 31, 2023 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2023 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” "Sadot", “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group Inc., together with its consolidated subsidiaries.

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
OVERVIEW
Sadot Group Inc. is our parent company and is headquartered in Burleson, Texas. In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-foods supply-chain. As of September 30, 2024, Sadot Group consisted of two distinct operating units.
1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.Sadot Restaurant Group, LLC ("Sadot Food Services"): has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. SuperFit Foods was sold in August 2024. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices. Consumers are demanding healthier choices, customization, flavor and convenience. Each of our concepts offers different menus that are tailored to specific consumer segments. We believe our concepts deliver highly differentiated customer experiences. This entire operating segment was identified as held for sale. Please see Note 3 – Assets held for sale for further details.
Key Financial Definitions
We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Commodity sales	200,906	179,975	480,706	547,900
Company restaurant sales, net of discounts	479	1,937	2,628	6,725
Franchise royalties and fees	321	245	1,319	767
Franchise advertising fund contributions	12	16	40	52
Other revenues	16	—	16	13
Cost of goods sold	(199,271)	(179,268)	(480,074)	(544,803)
Gross profit	2,463	2,905	4,635	10,654
Impairment of goodwill	—	(828)	—	(828)
Impairment of intangible assets	—	(810)	—	(810)
Depreciation and amortization expenses	(49)	(443)	(421)	(1,517)
Franchise advertising fund expenses	(12)	(16)	(40)	(52)
Pre-opening expenses	—	(335)	—	(371)
Post-closing expenses	(91)	(60)	(120)	(173)
Stock-based expenses	(1,713)	(1,075)	(4,430)	(5,667)
Sales, general and administrative expenses	(4,245)	(3,310)	(8,770)	(7,175)
Loss from operations	(3,647)	(3,972)	(9,146)	(5,939)

EBITDA	2,864	(4,538)	6,498	(4,316)
EBITDA attributable to Sadot Group Inc.	2,933	(4,426)	6,667	(4,204)

The breakout of our main revenue streams by business segment is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sadot agri-foods	99.6%	98.8%	99.2%	98.6%
Sadot food service	0.4%	1.2%	0.8%	1.4%

Our key business and financial metrics are explained in detail below.
Revenues
Our revenues are derived from four primary sources: Commodity sales, Company restaurant sales, Franchise revenues and vendor rebates from Franchisees. Commodity sales revenues are comprised of revenues generated from the purchase and sales of physical food and feed commodities, carbon associated commodities and other commodities related to our trading and farming operations. Franchise revenues are comprised of Franchise royalty revenues collected based on 2% to 6% of franchisee net sales and other franchise revenues which include initial and renewal franchisee fees. Vendor rebates are received based on volume purchases or services from franchise owned locations. In addition, we have Other revenues which consists of gift card breakage, which is recognized when we determine that there is no further legal obligation to remit the unredeemed gift card balance.

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
Stock based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to our board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-foods commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. Stock-based expenses were $1.7 million and $4.4 million, for the three and nine months ended September 30, 2024 and $1.1 million and $5.7 million, for the three and nine months ended September 30, 2023, respectively, and are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
Net Income (Loss) Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests were $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, and $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively. During the year ended December 31, 2023 the Company created a joint-venture in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest.
Non-GAAP Measures

EBITDA and EBITDA Margin are non-GAAP measures. We define EBITDA as Net loss, adjusted for depreciation, amortization, interest income / (expense), and income taxes. We believe that EBITDA and EBITDA Margin, (collectively, the “Non-GAAP Measures”) are useful metrics for investors to understand and evaluate our operating results and ongoing profitability because they permit investors to evaluate our recurring profitability from our ongoing operating activities.

EBITDA and EBITDA Margin, have certain limitations, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. We caution investors that amounts presented in accordance with our definitions of any of the Non-GAAP Measures may not be comparable to similar measures disclosed by other issuers, because some issuers calculate certain of the Non-GAAP Measures differently or not at all, limiting their usefulness as direct comparative measures.

Reconciliations of EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin and EBITDA Margin for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	$’000	$’000	$’000	$’000
Net income / (loss)	1,094	(5,295)	3,099	(6,171)
Adjustments to EBITDA:
Depreciation and amortization expenses	49	443	421	1,517
Interest (income) / expense, net	1,718	301	2,969	320
Income tax expense	3	13	9	18
EBITDA	2,864	(4,538)	6,498	(4,316)
EBITDA attributable to non-controlling interest	69	112	169	112
EBITDA attributable to Sadot Group Inc.	2,933	(4,426)	6,667	(4,204)
Gross Profit	2,463	2,905	4,635	10,654
Gross Profit attributable to Sadot Group Inc.	2,532	3,017	4,804	10,766

Net income / (loss) margin attributable to Sadot Group Inc.	0.5%	(2.9)%	0.6%	(1.1)%
EBITDA margin attributable to Sadot Group Inc.	1.5%	(2.4)%	1.4%	(0.8)%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	200,906	179,975	20,931	11.6%
Company restaurant sales, net of discounts	479	1,937	(1,458)	(75.3)%
Franchise royalties and fees	321	245	76	31.0%
Franchise advertising fund contributions	12	16	(4)	(25.0)%
Other revenues	16	—	16	NM
Cost of goods sold	(199,271)	(179,268)	(20,003)	11.2%
Gross profit	2,463	2,905	(442)	(15.2)%
Impairment of goodwill	—	(828)	828	(100.0)%
Impairment of intangible assets	—	(810)	810	(100.0)%
Depreciation and amortization expenses	(49)	(443)	394	(88.9)%
Franchise advertising fund expenses	(12)	(16)	4	(25.0)%
Pre-opening expenses	—	(335)	335	(100.0)%
Post-closing expenses	(91)	(60)	(31)	51.7%
Stock-based expenses	(1,713)	(1,075)	(638)	59.3%
Sales, general and administrative expenses	(4,245)	(3,310)	(935)	28.2%
Loss from operations	(3,647)	(3,972)	325	(8.2)%
Other income	—	1	(1)	(100.0)%
Interest expense, net	(1,718)	(301)	(1,417)	470.8%
Change in fair value of stock-based compensation	1,001	297	704	237.0%
Warrant modification expense	—	(958)	958	(100.0)%
Gain / (loss) on fair value remeasurement	5,461	(349)	5,810	1664.8%
Income / (Loss) Before Income Tax	1,097	(5,282)	6,379	120.8%
Income tax expense	(3)	(13)	10	(76.9)%
Net income / (loss)	1,094	(5,295)	6,389	120.7%
Net loss attributable to non-controlling interest	69	112	(43)	(38.4)%
Net income / (loss) attributable to Sadot Group Inc.	1,163	(5,183)	6,346	122.4%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Three Months Ended September 30,
	2024	2023
Commodity sales	99.6%	98.8%
Company restaurant sales, net of discounts	0.2%	1.1%
Franchise royalties and fees	0.2%	0.1%
Franchise advertising fund contributions	—%	—%
Other revenues	—%	—%
Cost of goods sold	(98.8)%	(98.4)%
Gross profit	1.2%	1.6%
Impairment of goodwill	—%	(0.5)%
Impairment of intangible assets	—%	(0.4)%
Depreciation and amortization expenses	—%	(0.2)%
Franchise advertising fund expenses	—%	—%
Pre-opening expenses	—%	(0.2)%
Post-closing expenses	—%	—%
Stock-based expenses	(0.8)%	(0.6)%
Sales, general and administrative expenses	(2.1)%	(1.8)%
Loss from operations	(1.7)%	(2.2)%
Other income	—%	—%
Interest income / (expense), net	(0.9)%	(0.2)%
Change in fair value of stock-based compensation	0.5%	0.2%
Warrant modification expense	—%	(0.5)%
Gain / (loss) on fair value remeasurement	2.7%	(0.2)%
Income / (Loss) Before Income Tax	0.5%	(2.9)%
Income tax expense	—%	—%
Net income / (loss)	0.5%	(2.9)%
Net income / (loss) attributable to non-controlling interest	0.1%	0.1%
Net income / (loss) attributable to Sadot Group Inc.	0.6%	(2.8)%
Gross Profit

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	200,906	179,975	20,931	11.6%
Company restaurant sales, net of discounts	479	1,937	(1,458)	(75.3)%
Franchise royalties and fees	321	245	76	31.0%
Franchise advertising fund contributions	12	16	(4)	(25.0)%
Other revenues	16	—	16	NM
Cost of goods sold	(199,271)	(179,268)	(20,003)	11.2%
Gross profit	2,463	2,905	(442)	(15.2)%

NM= not meaningful
Our gross (loss) profit totaled $2.5 million profit for the three months ended September 30, 2024, compared to $2.9 million profit for the three months ended September 30, 2023. The $0.4 million decrease is primarily attributed to a decrease in

Company restaurant sales, net of discount partially offset by an increase in Commodity sales, and increase in Cost of goods sold.
We generated Commodity sales of $200.9 million for the three months ended September 30, 2024 compared to $180.0 million for the three months ended September 30, 2023. This represented an increase of $20.9 million, which is attributable to an increase in operations in 2024 as a direct result of our expansion into new markets, which were not operating in 2023.
We generated Company restaurant sales, net of discounts, of $0.5 million for the three months ended September 30, 2024, compared to $1.9 million for the three months ended September 30, 2023. This represented an decrease of $1.5 million, or 75.3%, which is mainly attributable to the conversion of certain corporate owned locations to franchise locations and closing underperforming locations.
Franchise royalties and fees for the three months ended September 30, 2024 totaled $0.3 million compared to $0.2 million for the three months ended September 30, 2023. This represents an increase of $0.1 million, or 31.0%. In 2024, the franchise fees were higher, primarily due to an increase in Pokemoto franchises.
Franchise advertising fund contributions for the three months ended September 30, 2024 totaled $12.0 thousand compared to $16.0 thousand for the three months ended September 30, 2023. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $4.0 thousand or 25.0%, is a direct result of the decrease in Muscle Maker Grill restaurant national advertising services.
There were $16.0 thousand other revenues for the three months ended September 30, 2024. There were no Other revenues for the three months ended September 30, 2023. Other revenues consisted of gift card breakage recognized and Ad-fund liability that was forfeited when a franchise closed.
Cost of goods sold for the three months ended September 30, 2024 totaled $199.3 million compared to $179.3 million for the three months ended September 30, 2023. The $20.0 million or 11.2% change is a direct result of the increase in sales.
Impairment of Goodwill

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Impairment of goodwill	—	(828)	828	(100.0)%
There was no Impairment of goodwill for the three months ended September 30, 2024. We had an Impairment of goodwill for the three months ended September 30, 2023 of $0.8 million. The Impairment of goodwill in the prior period was due to the structural change of the company's operations and the closing or marketing for sale our company owned restaurant stores.
Impairment of Intangible Assets

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Impairment of intangible assets	—	(810)	810	(100.0)%
There was no Impairment of intangible assets for the three months ended September 30, 2024. We had an Impairment of intangible assets for the three months ended September 30, 2023 of $0.8 million. The Impairment of intangible assets in the prior period was due to the structural change of the company's operations and the closing or marketing for sale our company owned restaurant stores.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(49)	(443)	394	(88.9)%
Depreciation and amortization expenses for the three months ended September 30, 2024 totaled $49.0 thousand compared to $0.4 million, for the three months ended September 30, 2023. The $0.4 million decrease is mainly attributed to moving Sadot food service assets to Assets Held For Sale and no longer amortizing or depreciating the assets and the closing and refranchising of corporate locations and the disposal of the corresponding assets.
Franchise Advertising Fund Expenses

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	(12)	(16)	4	(25.0)%
Franchise advertising fund expenses for the three months ended September 30, 2024 totaled $12.0 thousand compared to $16.0 thousand, for the three months ended September 30, 2023. The $4.0 thousand or 25.0% decrease is mainly attributed to the decrease in Muscle Maker Grill restaurant national advertising services.

Pre-Opening Expenses

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Pre-opening expenses	—	(335)	335	(100.0)%
There were no Pre-opening expenses for the three months ended September 30, 2024 compared to $0.3 million for the three months ended September 30, 2023. The increase in Pre-opening expenses resulted from expenses incurred at the farm from the time that the purchase documents were signed and local government approval was obtained.
Post-Closing Expenses

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Post-closing expenses	(91)	(60)	(31)	51.7%
Post-closing expenses for the three months ended September 30, 2024 totaled $91.0 thousand compared to $60.0 thousand for the three months ended September 30, 2023. The increase in Post-closing expenses resulted from closing more corporate owned locations in the third quarter of 2024 compared to 2023.

Stock-Based Expenses

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Stock-based expenses	(1,713)	(1,075)	(638)	59.3%
Stock-based expenses for the three months ended September 30, 2024, totaled $1.7 million compared to $1.1 million for the three months ended September 30, 2023. The $0.6 million increase in Stock-based expenses is primarily the result of consulting fees due to Aggia for Sadot Agri-Foods and Farming operations and the vesting of restricted stock for employees, board of directors and consultants. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot LLC which is a decrease from 80.0% in 2023. This expense is paid in the vesting in restricted stock that was issued to Aggia in 2024.
Sales, General and Administrative Expenses

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(4,245)	(3,310)	(935)	28.2%
Sales, general and administrative expenses for the three months ended September 30, 2024 totaled $4.2 million compared to $3.3 million for the three months ended September 30, 2023. The $0.9 million increase was primarily attributable to an increase in consulting fees due to trades in Latin America, entering the Brazil and Canada markets and increases due to increases in normal operating activities.

Other Income / (Expense)

	Three Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Total other income / (expense), net	4,744	(1,310)	6,054	(462)%

Other income for the three months ended September 30, 2024 totaled $4.7 million compared to $1.3 million loss for the three months ended September 30, 2023. The $6.1 million increase was primarily attributable to a $5.8 million increase in the gain on the fair value remeasurement as a result of the mark to market adjustment of derivatives, a $1.0 million decrease in warrant modification expense, and a $0.7 million increase in change in fair value of stock-based compensation partially offset by a $1.4 million increase in interest expense.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended September 30, 2024, by our operating segments:

	Three Months Ended September 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	200,906	—	200,906
Company restaurant sales, net of discounts	479	—	—	479
Franchise royalties and fees	321	—	—	321
Franchise advertising fund contributions	12	—	—	12
Cost of goods sold	(563)	(198,708)	—	(199,271)
Gross profit	265	2,198	—	2,463
Depreciation and amortization expenses	—	(48)	(1)	(49)
Franchise advertising fund expenses	(12)	—	—	(12)
Post-closing expenses	(91)	—	—	(91)
Stock-based expenses	—	—	(1,713)	(1,713)
Sales, general and administrative expenses	(821)	(2,475)	(949)	(4,245)
Income / (loss) from operations	(659)	(325)	(2,663)	(3,647)
Interest income / (expense), net	(6)	(1,267)	(445)	(1,718)
Change in fair value of stock-based compensation	—	—	1,001	1,001
Gain on fair value remeasurement	—	5,461	—	5,461
Income / (Loss) Before Income Tax	(665)	3,869	(2,107)	1,097
Income tax expense	—	—	(3)	(3)
Net income / (loss)	(665)	3,869	(2,110)	1,094
Total assets	5,431	164,638	958	171,027

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended September 30, 2023, by our operating segments:

	Three Months Ended September 30, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	179,975	—	179,975
Company restaurant sales, net of discounts	1,937	—	—	1,937
Franchise royalties and fees	245	—	—	245
Franchise advertising fund contributions	16	—	—	16
Other revenues	—	—	—	—
Cost of goods sold	(2,167)	(177,101)	—	(179,268)
Gross profit	31	2,874	—	2,905
Impairment of goodwill	(828)	—	—	(828)
Impairment of intangible assets	(810)	—	—	(810)
Depreciation and amortization expenses	(382)	(61)	—	(443)
Franchise advertising fund expenses	(16)	—	—	(16)
Pre-opening expenses	—	(335)	—	(335)
Post-closing expenses	(60)	—	—	(60)
Stock-based expenses	—	—	(1,075)	(1,075)
Sales, general and administrative expenses	(278)	(553)	(2,479)	(3,310)
Income / (loss) from operations	(2,343)	1,925	(3,554)	(3,972)
Other income	1	—	—	1
Interest expense, net	(2)	(5)	(294)	(301)
Change in fair value of stock-based compensation	—	—	297	297
Warrant modification expense	—	—	(958)	(958)
Loss on fair value remeasurement	—	(349)	—	(349)
Income / (Loss) Before Income Tax	(2,344)	1,571	(4,509)	(5,282)
Income tax expense	—	—	(13)	(13)
Net (loss) / income	(2,344)	1,571	(4,522)	(5,295)
Total assets	8,798	80,166	1,704	90,668

Unaudited Condensed Consolidated Results of Operations - Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	480,706	547,900	(67,194)	(12.3)%
Company restaurant sales, net of discounts	2,628	6,725	(4,097)	(60.9)%
Franchise royalties and fees	1,319	767	552	72.0%
Franchise advertising fund contributions	40	52	(12)	(23.1)%
Other revenues	16	13	3	23.1%
Cost of goods sold	(480,074)	(544,803)	64,729	(11.9)%
Gross profit	4,635	10,654	(6,019)	(56.5)%
Impairment of goodwill	—	(828)	828	(100.0)%
Impairment of intangible assets	—	(810)	810	(100.0)%
Depreciation and amortization expenses	(421)	(1,517)	1,096	(72.2)%
Franchise advertising fund expenses	(40)	(52)	12	(23.1)%
Pre-opening expenses	—	(371)	371	(100.0)%
Post-closing expenses	(120)	(173)	53	(30.6)%
Stock-based expenses	(4,430)	(5,667)	1,237	(21.8)%
Sales, general and administrative expenses	(8,770)	(7,175)	(1,595)	22.2%
Loss from operations	(9,146)	(5,939)	(3,207)	54.0%
Other income	19	252	(233)	(92.5)%
Interest expense, net	(2,969)	(320)	(2,649)	827.8%
Change in fair value of stock-based compensation	2,691	1,161	1,530	131.8%
Warrant modification expense	—	(958)	958	(100.0)%
Gain / (loss) on fair value remeasurement	11,995	(349)	12,344	3537.0%
Gain on sale of trading securities	518	—	518	NM
Income / (Loss) Before Income Tax	3,108	(6,153)	9,261	150.5%
Income tax expense	(9)	(18)	9	(50.0)%
Net income / (loss)	3,099	(6,171)	9,270	150.2%
Net loss attributable to non-controlling interest	169	112	57	50.9%
Net income / (loss) attributable to Sadot Group Inc.	3,268	(6,059)	9,327	153.9%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Nine Months Ended September 30,
	2024	2023
Commodity sales	99.3%	98.7%
Company restaurant sales, net of discounts	0.5%	1.2%
Franchise royalties and fees	0.2%	0.1%
Franchise advertising fund contributions	—%	—%
Other revenues	—%	—%
Cost of goods sold	(99.0)%	(98.1)%
Gross profit	1.0%	1.9%
Impairment of goodwill	—%	(0.1)%
Impairment of intangible assets	—%	(0.1)%
Depreciation and amortization expenses	(0.1)%	(0.3)%
Franchise advertising fund expenses	—%	—%
Pre-opening expenses	—%	(0.1)%
Post-closing expenses	—%	—%
Stock-based expenses	(0.9)%	(1.0)%
Sales, general and administrative expenses	(1.8)%	(1.3)%
Loss from operations	(1.9)%	(1.1)%
Other income	—%	—%
Interest income / (expense), net	(0.6)%	(0.1)%
Change in fair value of accrued compensation	0.6%	0.2%
Warrant modification expense	—%	(0.2)%
Gain / (Loss) on fair value remeasurement	2.5%	(0.1)%
Gain on sale of trading securities	0.1%	—%
Income / (Loss) Before Income Tax	0.6%	(1.1)%
Income tax expense	—%	—%
Net income / (loss)	0.6%	(1.1)%
Net income / (loss) attributable to non-controlling interest	0.1%	—%
Net income / (loss) attributable to Sadot Group Inc.	0.7%	(1.1)%

Gross Profits

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	480,706	547,900	(67,194)	(12.3)%
Company restaurant sales, net of discounts	2,628	6,725	(4,097)	(60.9)%
Franchise royalties and fees	1,319	767	552	72.0%
Franchise advertising fund contributions	40	52	(12)	(23.1)%
Other revenues	16	13	3	23.1%
Cost of goods sold	(480,074)	(544,803)	64,729	(11.9)%
Gross profit	4,635	10,654	(6,019)	(56.5)%

NM= not meaningful
Our gross profit totaled $4.6 million for the nine months ended September 30, 2024, compared to $10.7 million for the nine months ended September 30, 2023. The $6.0 million decrease is primarily attributed to a decrease in Company restaurant sales, net of discount and a decrease in Commodity sales, partially offset by a decrease in Cost of goods sold.
We generated Commodity sales of $480.7 million for the nine months ended September 30, 2024. Commodity sales for the nine months ended September 30, 2023 was $547.9 million. This represented a decrease of $67.2 million, which is attributable to a decline in global prices of staple commodities, market seasonality, the largest global consumer being out of the market for the beginning of 2024.
We generated Company restaurant sales, net of discounts, of $2.6 million for the nine months ended September 30, 2024, compared to $6.7 million for the nine months ended September 30, 2023. This represented an decrease of $4.1 million, or 60.9%, which is mainly attributable to the conversion of certain corporate owned locations to franchise locations and closing underperforming locations.
Franchise royalties and fees for the nine months ended September 30, 2024 totaled $1.3 million compared to $0.8 million for the nine months ended September 30, 2023. This represents an increase of $0.6 million, or 72.0%. In 2024, the franchise fees were higher, primarily due to a termination of one Muscle Maker Grill development agreement in 2024 that escalated the revenue recognition and an increase in Pokemoto franchises.
Franchise advertising fund contributions for the nine months ended September 30, 2024 totaled $40.0 thousand compared to $52.0 thousand for the nine months ended September 30, 2023. The Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The decrease of $12.0 thousand or 23.1%, is a direct result of the decrease in Muscle Maker Grill restaurant national advertising services.
Other revenues for the nine months ended September 30, 2024 were $16.0 thousand. Other revenues for the nine months ended September 30, 2023 were $13.0 thousand. Other revenues consisted of gift card breakage recognized and Ad-fund liability that was forfeited when a franchise closed.
Cost of goods sold for the nine months ended September 30, 2024, totaled $480.1 million. The Cost of goods sold for the nine months ended September 30, 2023 was $544.8 million. The $64.7 million change is primarily due to a direct result of the decrease in sales.

Impairment of Goodwill

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Impairment of goodwill	—	(828)	828	(100.0)%
There was no Impairment of goodwill for the nine months ended September 30, 2024. We had an Impairment of goodwill for the nine months ended September 30, 2023 of $0.8 million. The Impairment of goodwill in the prior period was due to the structural change of the company's operations and the closing or marketing for sale our company owned restaurant stores.
Impairment of Intangible Assets

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Impairment of intangible assets	—	(810)	810	(100.0)%
There was no Impairment of intangible assets for the nine months ended September 30, 2024. We had an Impairment of intangible assets for the nine months ended September 30, 2023 of $0.8 million. The Impairment of intangible assets in the prior period was due to the structural change of the company's operations and the closing or marketing for sale our company owned restaurant stores.
Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(421)	(1,517)	1,096	(72.2)%
Depreciation and amortization expenses for the nine months ended September 30, 2024 totaled $0.4 million compared to $1.5 million, for the nine months ended September 30, 2023. The $1.1 million decrease is mainly attributed to moving Sadot food service assets to Assets Held For Sale and no longer amortizing or depreciating the assets and the closing and refranchising of corporate locations and the disposal of the corresponding assets.
Franchise Advertising Fund Expenses

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Franchise advertising fund expenses	(40)	(52)	12	(23.1)%
Franchise advertising fund expenses for the nine months ended September 30, 2024 totaled $40.0 thousand compared to $52.0 thousand, for the nine months ended September 30, 2023. The $12.0 thousand decrease or 23.1% is mainly attributed to the decrease in Muscle Maker Grill national advertising services.

Pre-Opening Expenses

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Pre-opening expenses	—	(371)	371	(100.0)%
Pre-opening expenses for the nine months ended September 30, 2024 totaled nil, a $371.0 thousand decrease when compared to $371.0 thousand for the nine months ended September 30, 2023. The decrease in pre-opening expense resulted from expenses incurred at the farm in 2023 from the time that the purchase documents were signed and local government approval was obtained and expenses incurred prior to the opening of our new Company-owned stores.
Post-Closing Expenses

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Post-closing expenses	(120)	(173)	53	(30.6)%
Post-closing expenses for the nine months ended September 30, 2024 totaled $120.0 thousand, a $0.1 million decrease when compared to $0.2 million for the nine months ended September 30, 2023. The decrease in Post-closing expenses resulted from expenses incurred after the closing of underperforming Company-owned stores in 2023.
Stock-Based Expenses

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Stock-based expenses	(4,430)	(5,667)	1,237	(21.8)%
Stock-based expenses for the nine months ended September 30, 2024, totaled $4.4 million compared to $5.7 million for the nine months ended September 30, 2023. The $1.2 million decrease in Stock-based expenses is primarily the result of consulting fees due to Aggia for Sadot Agri-Foods and Farming operations. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 80.0% and 40.0% of the Net income generated by Sadot LLC for the first quarter of 2023 and the second and third quarter of 2023, respectively.
Sales, General and Administrative Expenses

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(8,770)	(7,175)	(1,595)	22.2%
Sales, general and administrative expenses for the nine months ended September 30, 2024 totaled $8.8 million, compared to $7.2 million, for the nine months ended September 30, 2023. The $1.6 million increase was primarily attributable to an increase in consulting fees due to trades in Latin America, entering the Brazil and Canada markets and increases due to increases in normal operating activities.

Total Other Income, Net

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Total other income / (expense), net	12,254	(214)	12,468	(5826.2)%
Total other income / (expense), net for the nine months ended September 30, 2024 totaled $12.3 million compared to $0.2 million loss, for the nine months ended September 30, 2023. The $12.5 million increase in Total other income / (expense), net was attributable to a $12.3 million increase in Gain on fair value remeasurement, $1.5 million in the Change in fair value of accrued compensation and a $0.5 million increase in Gain on sale of trading securities, partially offset by a $2.6 million increase in Interest expense, and a $0.2 million decrease in Other income.
The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the nine months ended September 30, 2024 and 2023, by our operating segments:

	Nine Months Ended September 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	480,706	—	480,706
Company restaurant sales, net of discounts	2,628	—	—	2,628
Franchise royalties and fees	1,319	—	—	1319
Franchise advertising fund contributions	40	—	—	40
Other revenues	16	—	—	16
Cost of goods sold	(3,113)	(476,961)	—	(480,074)
Gross profit	890	3,745	—	4,635
Depreciation and amortization expenses	(189)	(230)	(2)	(421)
Franchise advertising fund expenses	(40)	—	—	(40)
Pre-opening expenses	—	—	—	—
Post-closing expenses	(120)	—	—	(120)
Stock-based expenses	—	—	(4,430)	(4,430)
Sales, general and administrative expenses	(2,252)	(4,052)	(2,466)	(8,770)
Loss from operations	(1,711)	(537)	(6,898)	(9,146)
Other income	19	—	—	19
Interest income / (expense), net	(21)	(1,451)	(1,497)	(2,969)
Change in fair value of stock-based compensation	—	—	2,691	2,691
Gain on fair value remeasurement	—	11,995	—	11,995
Gain on sale of trading securities	—	518	—	518
Income / (Loss) Before Income Tax	(1,713)	10,525	(5,704)	3,108
Income tax expense	—	—	(9)	(9)
Net income / (loss)	(1,713)	10,525	(5,713)	3,099
Total assets	5,431	164,638	958	171,027

	Nine Months Ended September 30, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	547,900	—	547,900
Company restaurant sales, net of discounts	6,725	—	—	6,725
Franchise royalties and fees	767	—	—	767
Franchise advertising fund contributions	52	—	—	52
Other revenues	13	—	—	13
Cost of goods sold	(7,295)	(537,508)	—	(544,803)
Gross profit	262	10,392	—	10,654
Impairment of goodwill	(828)	—	—	(828)
Impairment of intangible assets	(810)	—	—	(810)
Depreciation and amortization expenses	(1,456)	(61)	—	(1,517)
Franchise advertising fund expenses	(52)	—	—	(52)
Pre-opening expenses	(36)	(335)	—	(371)
Post-closing expenses	(172)	—	(1)	(173)
Stock-based expenses	—	—	(5,667)	(5,667)
Sales, general and administrative expenses	(449)	(1,140)	(5,586)	(7,175)
Income / (loss) from operations	(3,541)	8,856	(11,254)	(5,939)
Other income	1	—	251	252
Interest income / (expense), net	—	(27)	(293)	(320)
Change in fair value of stock-based compensation	—	—	1,161	1,161
Warrant modification expense	—	—	(958)	(958)
Loss on fair value remeasurement	—	(349)	—	(349)
Income / (Loss) Before Income Tax	(3,540)	8,480	(11,093)	(6,153)
Income tax expense	(2)	—	(16)	(18)
Net income / (loss)	(3,542)	8,480	(11,109)	(6,171)
Total assets	8,798	80,166	1,704	90,668

Liquidity and Capital Resources
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	September 30, 2024	December 31, 2023
	$’000	$’000
Cash	962	1,354
Accounts Receivable, net	38,333	52,920
Inventory	1,054	2,561
Other current assets	113,241	56,016
Assets held for sale(4)	5,431	—
Total current assets	159,021	112,851
Accounts payable and accrued expenses	40,346	50,167
Notes payable, net	2,808	6,531
Other current liabilities(1)	94,466	47,884
Liabilities held for sale(5)	2,464	—
Total current liabilities	140,084	104,582
Working capital(2)	18,937	8,269
Current ratio(3)	1.14	1.08
(1) Consists of Operating lease liability, current, Deferred revenue, current and Other current liabilities
(2) Working Capital is defined as Total current assets less Total current liabilities
(3) Current ratio is defined as Total current assets divided by Total current liabilities
(4) See Note 3 for additional information
(5) See Note 3 for additional information
Availability of Additional Funds
Our main financial objectives are to prudently manage financial risk, ensure access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, borrowings under various credit facilities and term loans. At September 30, 2024, current ratio, which equals Total current assets divided by Total current liabilities, was 1.14, an increase of 0.06, compared to current ratio of 1.08 at December 31, 2023. The increase in current ratio was primarily due to an increase in other current assets, a decrease in Accounts payable and accrued expenses and increase in Assets held for sale, partially offset by an increase in other current liabilities and a decrease in Accounts receivable. At September 30, 2024, working capital, which equals Total current assets less Total current liabilities, was $18.9 million an increase of $10.7 million, compared to working capital of $8.3 million at December 31, 2023. The increase in working capital was primarily due to an increase in other current assets, a decrease in Accounts payable and accrued expenses and an increase in cash, partially offset by an increase in other current liabilities and a decrease in Accounts receivable. The Company believes that our existing cash on hand, current accounts receivable and future cash flows from our commodity trading, farming and franchise operations, will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.
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
Sources and Uses of Cash for the Nine Months Ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, Net cash provided by operating activities was $7.0 million compared to a use of $8.7 million for the nine months ended September 30, 2023. Our Net cash provided for the nine months ended September 30, 2024, was primarily attributable to our Net income of $3.1 million, adjusted for net non-cash income in the aggregate amount of $1.8 million and $2.1 million of Net cash used by changes in the levels of operating assets and liabilities. Our Net cash used for the nine months ended September 30, 2023, was primarily attributable to our Net loss of $6.2 million, adjusted for net non-cash income in the aggregate amount of $9.0 million and $11.5 million of Net cash used in changes in the levels of operating assets and liabilities.
For the nine months ended September 30, 2024, Net cash used in investing activities was $5.4 million, of which $5.9 million was the deposit on farmland and $38.0 thousand used in the purchase of property and equipment, partially offset by $0.5 million from the disposal of property and equipment. For the nine months ended September 30, 2023, Net cash used in investing activities was $3.7 million, of which $12.4 million was used to purchase Property and equipment, partially offset by $4.9 million provided by the closing out of the deposit of the farmland and an Investment in a non-controlling interest of $3.7 million for the farm.
For the nine months ended September 30, 2024, Net cash used in financing activities was $1.9 million, consisting of repayments of various other notes payable of $6.5 million partially offset by proceeds from notes payable of $4.6 million. For the nine months ended September 30, 2023, Net cash provided by financing activities was $4.9 million, consisting of $7.7 million of proceeds from notes payable and $2.2 million proceeds from exercise of warrants, partially offset by repayments of various other notes payable of $5.0 million.
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
In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

On November 7, 2024, Lombard Trading International Corp. filed an Amended Complaint against the Company and Sadot Latam, LLC in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01). The Amended Complaint alleges unjust enrichment, conversion, fraud, conspiracy and civil theft related to a commodities transaction. The plaintiff claims that the Company failed to pay upon delivery of certain goods and is seeking damages in the amount of $7.4 million. The Company denies these allegations and intends to vigorously defend against the claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the potential loss at this time
Item 1.A. Risk Factors
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
On January 4, 2024, the Company authorized the issuance of 10,564 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023.
On January 8, 2024, the Company authorized the issuance of 27,694 shares of common stock in connection with the conversion of notes payable.
On January 11, 2024, the Company authorized the issuance of 27,891 shares of common stock in connection with the conversion of notes payable.

On January 22, 2024, the Company authorized the issuance of 30,577 shares of common stock in connection with the conversion of notes payable.

On January 29, 2024, the Company authorized the issuance of 30,443 shares of common stock in connection with the conversion of notes payable.

On February 16, 2024 the Company authorized the issuance of 300 shares of common stock to a consultant for services rendered.

On February 16, 2024, the Company authorized the issuance of 30,572 shares of common stock in connection with the conversion of notes payable.

On March 15, 2024, the Company authorized the issuance of 60,885 shares of common stock in connection with the conversion of notes payable.

On March 20, 2024, the Company authorized the issuance of 76,077 shares of common stock in connection with the conversion of notes payable.

On March 28, 2024, the Company authorized the issuance of 7,950 shares of common stock to a consultant for services rendered.
On March 31, 2024, the Company vested 50,094 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.
On June 30, 2024, the Company vested 139,899 shares of common stock to Aggia as consulting fees earned during the first quarter of 2024.
On August 14, 2024, the Company authorized the issuance of 54,981 shares of common stock in connection with the conversion of notes payable.
On August 19, 2024, the Company authorized the issuance of 104,249 shares of common stock in connection with the conversion of notes payable.
On August 26, 2024 the Company authorized the issuance of 47,500 shares of common stock to a consultant for services rendered.
On September 27, 2024, the Company authorized the issuance of 62,549 shares of common stock in connection with the conversion of notes payable.
On September 30, 2024, the Company vested 121,149 shares of common stock to Aggia as consulting fees earned during the second quarter of 2024.
The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On October 9, 2024, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect the Reverse Stock Split, which became effective 12:01 am eastern on October 18, 2024. As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All stockholders who would be entitled to receive fractional shares as a result of the Reverse Stock Split received one whole share for their fractional share interest. There was no change in the par value of our common stock. The Company effectuated the Reverse Stock Split to raise the per share bid price of the Company’s Common Stock above $1.00 per share with the goal of bringing the Company back into compliance with

Nasdaq Listing Rule 5550(a)(2). The Company received notice from Nasdaq on November 1, 2024, indicating that the Company regained compliance with the minimum bid price requirement under the Rule.
The Company’s common stock began trading on a split-adjusted basis on Nasdaq at the commencement of trading on October 18, 2024 under the Company’s existing symbol “SDOT.” The Company’s common stock has been assigned a new CUSIP number of 627333305 in connection with the Reverse Stock Split. However, following the Reverse Stock Split, certain brokerage and clearing firms requested roundup shares totaling more than 187,000 shares of the Company's common stock (the “Additional Shares”) notwithstanding the fact that the Company beneficial holders historically have been less than 7,000 prior to the Reverse Stock Split. The Company is investigating this matter further in an effort to determine if it has been the subject of fraud and will again evaluate the request for the Additional Shares once its investigation is complete.
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

3.7+
Certificate of Change to NRS 78.209 filed with the Nevada Secretary of State on October 9, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2024).

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

97.1+
Policy for the Recovery of Erroneously Awarded Compensation adopted February 1, 2024(Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)

99.1+	Policy on Granting Equity Awards (Incorporated herein by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2024)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
† Includes management contracts and compensation plans and arrangements
*Filed herewith.
+Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SADOT GROUP INC.

	By:	/s/ Michael J. Roper
Michael J. Roper
Dated: November 12, 2024		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer (Principal Financial Officer)