Form 10-K
period 2024-12-31
Sadot Group Inc.
filed 2025-03-11
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39223
Sadot Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)
295 E Renfro St., Suite 209,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $14,791,574.
The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 11, 2025, was 5,865,476.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Sadot Group Inc.
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2024

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

Item 1. Business
Our Business Overview
Sadot Group Inc. ("Sadot Group" or "SGI" or together with its subsidiaries, the “Company” or "Sadot"), a Nevada corporation was incorporated in Nevada on October 25, 2019. The principal corporate office of Sadot Group is located at 295 E Renfro St., Suite 209, Burleson, Texas, 76028, and the telephone number at that location is (832) 604-9568. Our website address is www.sadotgroupinc.com.
Sadot Group together with its subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company. The terms “we”, “us” and “our” are also used in the Form 10-K to refer to the Company. Throughout the Form 10-K, the terms “restaurants”, “stores”, “eatery” and “locations” are used interchangeably. While Sadot Group as the parent Company, does not directly own or operate any restaurants throughout this document we may refer to restaurants that were owned or operated by our subsidiaries as being Company-owned. Sadot Group is our parent company.
In late 2022, Sadot Group transformed from a U.S.-centric restaurant business into a global organization focused on the Agri-Foods supply-chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. Sadot Group is headquartered in Burleson, Texas with subsidiary operations throughout the United States, Brazil, Canada, Colombia, India, Israel, Singapore, Ukraine, United Arab Emirates and Zambia.
As of December 31, 2024, Sadot Group consisted of one distinct operating unit and one discontinued operations.
1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. In addition, the Company has a deposit on farmland in Indonesia. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global Agri-Foods company.
2.Sadot Restaurant Group, LLC ("Sadot Food Services"): had three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. As of the end of 2024 the Company only operates as the franchisor for Pokémoto and Muscle Maker Grill restaurants. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices with the goal of satisfying consumers demand for healthier choices, customization, flavor and convenience. This entire operating segment was identified as held for sale and reported as discontinued operations. Please see Note 3 – Assets held for sale and Note 4 – Discontinued operations for further details.
On October 9, 2024, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to affect a reverse stock split of the Company's common stock at a ratio of one for- ten (the "Reverse Stock Split"), which became effective 12:01 am eastern on October 18, 2024. As a result of the Reverse Stock Split, every 10 shares of the Company's common Stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All stockholders where were entitled to receive fractional share interest. There was no change in the par value of the Company's common stock.
Our Industry
Sadot Agri-Foods:
Sadot LLC, through its subsidiaries, Sadot Latam, Sadot Brazil, Sadot Canada, Sadot Dubai and Sadot Enterprises (Zambia Farm), operates to enhance global food security by establishing an integrated supply-chain within the international Agri-food commodity industry that includes shipping, sourcing, farming and production. Our current primary focus is on farming, trading and shipping food and feed commodity items such as soy meal, corn and wheat between countries via containers or cargo ships. These shipments enhance global food security by providing raw materials and ingredients to various food manufacturers as part of the overall food supply chain.

Sadot Latam LLC ("Sadot Latam"): In May 2023, the Company expanded its Sadot Agri-Foods subsidiary within the agri-commodity sourcing and trading operations into North, Central and South America. The expansion was facilitated by a 5 year consulting agreement signed on June 14, 2023, providing for an annual consulting fee of $0.5 million per year and potential profit sharing calculated on a quarterly basis, between Sadot Agri-Foods’ operations and Buenaventura Trading LLC (“Buenaventura”) based in Miami FL. Buenaventura, led by Fausto Plaza, seasoned trade and finance professional, and a team of experienced trading consultants with backgrounds from several of the largest international food supply chain organizations, provides exposure to new trade routes throughout the Americas. The Buenaventura agreement was updated on December 20, 2024, providing a new annual consulting fee of $0.9 million per year and removing the profit sharing arrangement.

Sadot Enterprises Limited Ltd ("Sadot Enterprises": Sadot Farm Operations ("Sadot Zambia" is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC) includes approximately 5,000 acres of farmland in the Mkushi Region of Zambia which was acquired in August of 2023. Farm operations are focused on the supply of grains (soy, corn and wheat) as well as tree crops (mango and avocado).

Sadot Brasil Ltda ("Sadot Brazil"): In December 2023 Sadot Agri-Foods onboarded a team of seasoned industry professionals in Brazil to form Sadot Brazil. The Brazilian subsidiary is managed by Paulo de Sa and Flavio de Campos, two well-known industry veterans, who've gathered a team of professionals in commodity farming, sourcing, financing, and logistics, to operate the Brazilian operations. Sadot Brazil provides access to new trade routes originating in North, Central, and South America with destinations to various markets in Central and South America, as well as considerably enhancing its sourcing capabilities in one of the most important agricultural production regions worldwide.

Sadot Canada Inc ("Sadot Canada"): In July and August 2024 the Company expanded its Sadot Agri-Foods operations with the expansion into Canada. This entity is focused on commodity trading in Canada.

Sadot Agri FZCO (“Sadot Dubai”): In September 2024 the Company expanded its Sadot Agri-Foods operation with the expansion into United Arab Emirates. This entity was established to expand our banking and financing opportunities and for agri-food sourcing and transition our Black Sea trading operations from Sadot LLC to Sadot Dubai. Sadot Dubai will focus on trades in Black Sea and European based originations with Southeast Asian & China destinations.
Sadot Food Service:
Over the past year, the Company converted all its corporately owned and operated locations into franchise owned locations or closed underperforming locations. This strategy helped position the division to potentially divest the restaurants allowing the Company to focus on its international Agri-Foods supply chain business segments. The division sold SuperFit Foods in August 2024 and currently only operates as the franchisor for Muscle Maker Grill and Pokémoto restaurants which are identified as Assets held for sale.
Our Strategy
With the substantial pivot in the company’s strategy over the past two years, the Company will be focusing its growth on the international Agri-Foods supply-chain, including farming, commodity trade and shipping operations and is actively selling its legacy restaurant business. Our goal is to continue enhancing the Sadot Group Inc. global operations by creating a comprehensive, global Agri-Foods company that encompasses farming, agricultural commodity shipping and trading, distribution and production.
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

Over the past two years, The Company has assembled a team of industry professionals to manage and execute the Company’s overall strategy and day-to-day operations. The teams consist of industry experts, with decades of experience working for multinational companies, bringing their reputation, industry know-how and work practices to the group. These professionals who are in charge of devising and implementing the Company’s strategy while overseeing the day-to-day operations, are all highly experienced, well-versed and recognized in the Agri-food commodity supply-chain industry. This experience enables Sadot to gain recognition amongst the Company's operational and financial counterparts. The Company is actively establishing its presence in strategically important production, financial and operational regions throughout the world.

In addition, over the past two years, the Company has established a global footprint in key financial and operational international locations, positioning itself to take advantage of the various geographies’ benefits. These separate and distinct locations enables the Company to diversify operations and avoid dependence on any single market. Each of the Company’s subsidiaries is led by a seasoned professional that has devised a specific strategy tailored to their location while our Executive team oversees the implementation into the overall Company vision.

Operating in a global industry prone to many market volatility factors, the Company’s diversification strategy is key to our entire operation. Diversifying geographically, financially and across products allows the Company to hedge operations and potentially increase profit margins over time.
As a growing company, we have the benefit of being agile and asset-light, with a goal of being well positioned to seize time-sensitive opportunities and strategically invest in certain geographies, commodities and assets based on a forward-looking market understanding.

As part of our Agri-commodities operations, the Company is currently investing in forward-looking products such as carbon credits. This will allow us to offer lower carbon or carbon neutral products in the future, as well as offsetting our own carbon emissions. This rapidly growing market segment is becoming an essential component of global supply-chains and Sadot is already engaged in this market.
Our Intellectual Property
We have registered Sadot®, Pokémoto®, Muscle Maker Grill® and other certain names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and Muscle Maker Grill® in one foreign country. Our brand campaign, Great Food with Your Health in Mind™ and Get in the Aloha State of Mind™ have also been approved for registration with the United States Patent and Trademark Office. In addition, the Sadot, Muscle Maker Grill and Pokémoto logos, recipes, website name and addresses (www.sadotgroupinc.com, www.musclemakergrill.com and www.pokemoto.com) and Facebook, Instagram, Linkedin, Twitter and other social media and internet accounts are our intellectual property as well as Muscle Maker Grill and Pokémoto recipes and trade dress. We maintain the recipe for our healthy inspired recipes, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information.
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
Our Corporate Structure
Overview: Sadot Group Inc. serves as a holding company of the following subsidiaries:

•Sadot Restaurant Group LLC, a directly wholly owned subsidiary, with was formed in Nevada on December 13, 2023 which holds the below subsidiaries:

•Muscle Maker Development, LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019, for the purpose of running our existing franchise operations and continuing to franchise the Muscle Maker Grill name and business system to qualified franchisees.
•Muscle Maker Corp. LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019, for the purposes operating corporate restaurants which currently have been closed or converted to franchise owned locations.
•Muscle Maker USA, Inc., a directly wholly owned subsidiary, which was formed in Texas on March 14, 2019, for the purposes operating corporate restaurants which currently have been closed or converted to franchise owned locations.
•Muscle Maker Development International. LLC, a directly wholly owned subsidiary, which was formed in Nevada on November 13, 2020, to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally.
•Pokémoto LLC, a directly wholly owned subsidiary, which was formed in Nevada on August 19, 2021, to serve as a holding company for various company owned locations which currently have been closed or converted to franchise owned locations.
•Poke Co Holdings LLC, a directly wholly owned subsidiary, which was formed in Connecticut on July 18, 2018 to franchise the Pokémoto name and business system to qualified franchisees.
•Sadot LLC, a directly wholly owned subsidiary, which was formed in Delaware on October 19, 2022 to participate in activities such as sourcing, distributing and production of agri-food products.
•Sadot Latam LLC, a directly wholly owned subsidiary, which was formed for the purpose of its agri-food sourcing and trading operations.
•Sadot Enterprises, Ltd (Farming Operations), a directly 70% owned subsidiary, ventured into crop farm production in Southern Africa with a focus on major commodities like wheat, soy, and corn, alongside high-value tree crops such as avocado and mango.
•Sadot Brasil Ltda, a directly wholly owned subsidiary, which was formed for the purpose of its agri-food sourcing and trading operations.
•Sadot LLC of Mauritius, a directly wholly owned subsidiary, which was formed to expand our banking and financing opportunities for the agri-food businesses.
•Sadot Canada Inc., a directly wholly owned subsidiary, which was formed for the purpose of its agri-food sourcing and trading operations
•Sadot Agri FZCO, a directly wholly owned subsidiary, which was formed to expand our banking and financing opportunities and for agri-food sourcing and trading operations.
Item 1.A. Risk Factors
You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Any of the following risk factors, either by itself or together with other risk factors, could materially adversely affect our business, results of operations, cash flows and/or financial condition. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently viewed to be immaterial may also materially and adversely affect business, financial condition or results of operations. These risks can be impacted by factors beyond management's control.

Risks Related to Our Business and Industry
We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.
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
Our indebtedness could negatively affect our financial condition, decrease our liquidity and impair our ability to operate the business.

If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an adverse effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Certain of our long-term borrowings include provisions that require minimum levels of working capital and equity and impose limitations on additional debt. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and the fluctuating price of commodities. Noncompliance with these provisions could result in default and acceleration of long-term debt payments.
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
We expect the pressures of input cost inflation to continue into 2024. Further, the United States has reported and is continuing to report weaker GDP growth, with some economists forecasting a continuation of these conditions in 2024. Brazil is experiencing a slowing GDP growth rate coupled with relatively high interest rates, which may result in an uncertain economic and political environment that could in turn lead to reduced demand for our refined and specialty oils and milling products in the country. Argentina has experienced hyperinflation, high fiscal deficit and negative GDP growth in recent quarters, and faces additional uncertainty in connection with the newly-elected President's anticipated economic and monetary policies. Additionally, a slowdown in China's economy over a prolonged period, including as a result of population decline, real estate crisis and other factors, could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.
We are exposed to adverse weather conditions, pandemic outbreaks, political events, war and terrorism that could disrupt business and may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Our headquarters, trade offices, franchised restaurant locations, and farms, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, droughts, blizzards, hurricanes, tornadoes, fires or earthquakes.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, and negatively affect the creditworthiness of agricultural producers who do business with us. Our farming operations are currently solely located in the Mkushi region of Zambia. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our crop yields and planting cycles. Adverse crop conditions in the Mkushi region can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration.

Severe adverse weather conditions, such as hurricanes and severe storms, may also result in extensive property damage, extended business interruption, personal injuries, and other loss and damage to us. Our operations also rely on dependable and efficient transportation services, including transportation by ocean vessel, river barges, rail, and truck. A disruption in transportation services as a result of weather conditions, such as low river levels following periods of drought, may also have a significant adverse impact on our operations and related supply chains.

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

These events also could have indirect consequences such as increases in the cost of insurance if they result in significant loss of property or other insurable damage and the effect could be material to our results of operations, liquidity or capital resources.

We are subject to economic, political, and other risks of doing business globally and in emerging markets.
We are a global business with a substantial majority of our assets and operations located outside the United States. In addition, our business strategies may involve expanding or developing our business in emerging market regions, including South American, Eastern Europe, Asia-Pacific, the Middle East, and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:
•adverse trade policies or trade barriers on agricultural commodities and commodity products;

•new and developing requirements related to GHG emissions and other climate change initiatives and workforce diversity;

•and inclusion mandates;

•inflation, hyperinflation, and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates. For example, inflation rates in many countries in which we operate are currently at the highest levels in decades, resulting in tighter monetary policies, including higher interest rates;

•changes in laws and regulations or their interpretation or enforcement in the countries in which we operate, including the effects of complying with tax law on us and our shareholders;

•difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;

•exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends and/or reimbursements by subsidiaries;

•inadequate infrastructure and logistics challenges;

•sovereign risk and the risk of government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets;

•the requirement to comply with a wide variety of laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws, as well as other laws or regulations discussed in this "Item 1A. Risk Factors" section;

•challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of U.S. GAAP expertise in international locations and multiple financial information systems;

•changes in a country’s or region’s economic or political condition; and

•labor disruptions, civil unrest, significant political instability, coup attempts, wars or other armed conflict or acts of terrorism.

These risks could adversely affect our operations, business strategies, and operating results.

As a result of our international operations, we are also exposed to currency exchange rate fluctuations. Changes in exchange rates between the U.S. dollar and other foreign currencies, particularly the Brazilian Real, Canadian dollar, Zambian Kwacha, and the euro affect our revenues and expenses that are denominated in local currencies, affect farm economics in those regions and may also have a negative impact on the value of our assets located outside of the United States.

Additionally, there continues to be a great deal of uncertainty regarding U.S. and global trade policies for companies with multinational operations like ours. In recent years, there has been an increase in populism and nationalism in various countries around the world and consequently historical free trade principles are being challenged. As we continue to operate our business globally, our success will depend, in part, on the nature and extent of any such changes and how well we are able to anticipate, respond to and effectively manage any such changes.
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
Our Company’s operating results could be affected by political instability and by changes in monetary, fiscal, trade, and environmental policies, laws, regulations, and acquisition approvals, creating risks including, but not limited to: changes in a country’s or region’s economic or political conditions, local labor conditions and regulations, and safety and environmental regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions on currency exchange activities; currency exchange fluctuations; burdensome taxes and tariffs; enforceability of legal agreements and judgments; adverse tax, administrative agency or judicial outcomes; and regulation or taxation of greenhouse gases. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit our ability to transact business in these markets. Our Company benefits from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Increases in tariff and restrictive trade activities around the world (e.g., the U.S.-China trade relations dispute, Iran sanctions) could negatively impact our ability to enter certain markets or the price of products may become less competitive in those markets. Proposed tariffs on imports into the United States, potential retaliatory tariffs on U.S. exports, and potential renegotiation of trade deals may impact our existing or planned operations or strategic ventures and could adversely affect our business, financial condition, results of operations and cash flows.

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

We have increased our international supply chain operations and exposure. With the increased international presence comes additional country risk through trade flows around the globe with direct exposure to the counterparty, via contract mark-to-market exposure, unsecured accounts receivable or inventory in the country. In certain areas in which we trade (both origination and destination) country risk is more prevalent given the country’s political and/or economic situations. The addition of purchases and sales of grain in vessel sized quantities to support the Sadot Agri-Foods business including farming operations increases the size and potential severity of our country risk. Additionally, there could be a rapid increase in interest rates creating difficulty for our counterparties to access U.S. dollars making it difficult to collect accounts receivable timely.
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
Our business is seasonal, and our results may fluctuate depending on the harvest cycle of the crops upon which we rely and seasonal fluctuations related to the sale of our consumer products.
As with any agricultural business enterprise, our business operations are seasonal in nature. For example, in our Agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as soybeans and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres. This creates price fluctuations, which result in fluctuations in our inventories and a degree of seasonality in our gross profit. In addition, certain of our consumer food products are other annual events. Seasonality could have a material adverse effect on our business and financial performance. In addition, our quarterly results may vary as a result of the effects of fluctuations in commodities prices, production yields and costs.
We are vulnerable to the effects of supply and demand imbalances in our industries.
Historically, the market for some agricultural commodities and fertilizer products has been cyclical, with periods of high demand and capacity utilization stimulating new plant investment and the addition of incremental processing or production capacity by industry participants to meet the demand. The timing and extent of this expansion may then produce excess supply conditions in the market, which, until the supply/demand balance is again restored, negatively impacts product prices and operating results. During times of reduced market demand, we may suspend or reduce production at some of our facilities. The extent to which we efficiently manage available capacity at our facilities will affect our profitability.

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
We may not realize the anticipated benefits of acquisitions, divestitures or joint ventures.

Part of our strategy involves acquisitions, alliances and joint ventures designed to expand or optimize our portfolio of businesses. Our ability to benefit from acquisitions, joint ventures, and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms, and successfully consummate and integrate any businesses we acquire. In addition, we proactively review our portfolio of businesses in order to identify opportunities to enhance shareholder value and may decide as a result of such reviews or otherwise, from time to time, to divest certain of our assets or businesses by selling them or entering into joint ventures. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture.

Our acquisition, joint venture, or divestiture activities may involve unanticipated delays, costs, and other problems. If we encounter unexpected problems with acquisitions, joint ventures, or divestitures, our senior management may be required to divert attention away from other aspects of our businesses to address these problems. Additionally, we may fail to consummate proposed acquisitions, joint ventures or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions.

Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, the controls and policies we implement at acquired companies, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges and expenses resulting from the completion and integration of a sizable acquisition, the need to fund increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities, compliance and reputational risks and other unanticipated problems and liabilities.

Divestitures may also expose us to potential liabilities or claims for indemnification, as we may be required to retain certain liabilities or indemnify buyers for certain matters, including legal, environmental, or litigation matters associated with the assets or businesses that we sell. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and its cost to us could ultimately exceed the proceeds we receive for the divested assets or businesses. Divestitures also have other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses and unexpected costs or other difficulties associated with the separation of the businesses to be sold from our information technology systems and other management processes, including the loss of key personnel. Further, expected cost savings or other anticipated efficiencies or benefits from divestitures may also be difficult to achieve or maximize.

Additionally, we joint ventures and investments in which we have limited control over governance, financial reporting, and operations. As a result, we face certain operating, financial, and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners, and the risk that we will be unable to effectively work with or resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows.

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

We face increasing competition and pricing pressure from other companies in our industries. If we are unable to compete effectively with these companies, our sales and profit margins would decrease, and our earnings and cash flows would be adversely affected.

The markets for our products in each of our business segments are highly competitive. While we have substantial operations in certain of the regions where we operate, some of our competitors are significantly larger, compete in wider markets, have greater purchasing power, and have considerably larger financial resources. We also may enter into new markets where our brand is not recognized and in which we do not have an established customer base. Competitive pressures in all of our businesses could affect the price of, and customer demand for, our products, thereby negatively impacting our profit margins and resulting in a loss of market share.
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

We have registered Sadot®, Pokémoto®, Muscle Maker Grill® and other certain names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and Muscle Maker Grill® in one foreign country. Our brand campaign, Great Food with Your Health in Mind™ and Get in the Aloha State of Mind™ have also been approved for registration with the United States Patent and Trademark Office. In addition, the Sadot, Muscle Maker Grill and Pokémoto logos, recipes, website name and addresses (www.sadotgroupinc.com, www.musclemakergrill.com and www.pokemoto.com) and Facebook, Instagram, Linkedin, Twitter and other social media and internet accounts are our intellectual property as well as Muscle Maker Grill and Pokémoto recipes and trade dress. We maintain the recipe for our healthy inspired recipes, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.
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
Finally, the Company has employees who reside in different countries around the world who have specific labor law requirements we are subject to follow.
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
Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our exposures may not always be fully hedged, and our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our risk management strategies may seek to position our overall portfolio relative to expected market movements. While we have implemented a broad range of risk monitoring and control procedures and policies to mitigate potential losses, they may not in all cases be successful in anticipating a significant risk exposure and protecting us from losses that have the potential to impair our financial position. See "Item 7.A. Quantitative and Qualitative Disclosures About Market Risk".
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

On September 22, 2023, we entered into the SEPA with YA II PN Ltd. (“Yorkville”). Under the SEPA, we agreed to issue and sell to Yorkville, from time to time, and Yorkville agreed to purchase from us, up to $25 million of our common stock. We shall not affect any sales under the SEPA and Yorkville shall not have any obligation to purchase shares of common stock under the SEPA to the extent that after giving effect to such purchase and sale (i) Yorkville would beneficially own more than 4.99% of the Company’s outstanding common stock at the time of such issuance (the “Ownership Limitation”), or (ii) the aggregate number of shares of common stock issued under the SEPA together with any shares of common stock issued in connection with any other related transactions that may be considered part of the same series of transactions, would exceed 19.9% of the outstanding voting common stock as of September 22, 2023 (the “Exchange Cap”). At the Company’s Annual Meeting held on December 20, 2023, the shareholders of the Company approved, for purposes of compliance with Nasdaq Listing Rules 5635(b) and 5635(d), the issuance of up to 15,000,000 shares of our Common Stock to Yorkville in connection with and pursuant to the SEPA thus increasing the Exchange Cap to 15,000,000 shares of Common Stock. Thus, we may not have access to the right to sell the full $25 million of shares of common stock to Yorkville. In connection with the SEPA, and subject to the condition set forth therein, Yorkville advanced us the Pre-Paid Advance evidenced by convertible promissory notes (the “Convertible Notes”) issued to Yorkville at a purchase price equal to 94.0% of the principal amount of each Pre-Paid Advance. On September 22, 2023, Yorkville advanced the first Pre-Paid Advance to us in the principal amount of $3.0 million and we issued a Convertible Note to Yorkville in the principal amount of $3.0 million. The balance of $1.0 million of the Pre-Paid Advance was advanced by Yorkville on October 30, 2023. The purchase price for each Convertible Note representing a Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrued on the outstanding balance of any Convertible Note at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note was September 22, 2024, 12-months after the closing of the initial Pre-Paid Advance. The Convertible Notes were paid off on October 11, 2024.

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

Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell to Yorkville under the SEPA, if any, will fluctuate based on the market prices of our common stock during the applicable the pricing period (three consecutive trading days commencing on the date that we direct Yorkville to purchase amounts of our Common Stock), it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any.

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

Our CEO and CFO lead our Information Technology and cybersecurity team, which consist of third party specialist. The Information Technology team is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our CEO and CFO regularly receive information on cyber security matters, and in turn communicate to the Audit Committee on such matters. Our CEO has more than 20 years of experience in leading and managing risk oversight for large organizations and our CFO has several years of experience in leading and managing risk oversight for public organizations.

Item 2. Properties

As of December 31, 2024, our corporate office is located at 295 E Renfro St., Ste 209 Burleson, TX 76028. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans. We also own 70% of farmland in the Mkushi area in Zambia Africa. Sadot Zambia owns approximately 5,000 acres of farmland in the Mkushi Region of Zambia which was acquired in August of 2023. Sadot Zambia is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC.
As of December 31, 2024, the Company franchised 47 restaurants throughout the United States.
Item 3. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.
We are currently involved in pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the legal proceedings that have become a reportable event, or which have had developments during the year ended December 31, 2024.
On November 7, 2024, Lombard Trading International Corp. filed an Amended Complaint against the Company and Sadot Latam, LLC in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01). The Amended Complaint alleges unjust enrichment, conversion, fraud, conspiracy and civil theft related to a commodities transaction. The plaintiff claims that the Company failed to pay upon delivery of certain goods and is seeking damages in the amount of $7.4 million. The Company has not received the goods and has not received the Bills of Lading that were contractually required for the transaction to be completed. The Company denies these allegations and intends to vigorously defend against the claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the potential loss at this time. Therefore, no contingent liability has been recorded as of December 31, 2024.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The high and low per share closing sales prices of the Company’s stock on the NASDAQ Market (ticker symbol: SDOT (f/k/a GRIL)) for each quarter for the years ended December 31, 2024 and 2023 were as follows:

Quarter Ended	High	Low
March 31, 2023	$15.05	$8.20
June 30, 2023	$14.80	$10.70
September 30, 2023	$13.60	$6.99
December 31, 2023	$7.97	$3.90
March 31, 2024	$4.24	$2.89
June 30, 2024	$4.61	$2.24
September 30, 2024	$6.05	$3.27
December 31, 2024	$5.25	$2.52
Transfer Agent
Our transfer agent is Computershare, Inc., located at, 462 South 4th Street, Suite 1600, Louisville, KY 40202, and its telephone number is 1-877-373-6374.
Holders
As of November 4, 2024, there were 49,599 holders of record of our common stock.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.
Warrants
As of December 31, 2024 and 2023, we had warrants to purchase an aggregate of 1,593,020 and 1,738,002 shares of common stock, respectively, outstanding with a weighted average exercise price of $18.62 and $19.69 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides information, as of December 31, 2024, with respect to equity securities authorized for issuance under compensation plans:

Plan category	No. of securities to be issued upon exercise of outstanding options under the plan	Weighted-average exercise price of outstanding options under the plan	No. of securities remaining available for future issuance
		$
2024 Equity compensation plans approved by security holders	—	—	348,064
2023 Equity compensation plans approved by security holders	6,893	15.05	—
2021 Equity compensation plans approved by security holders	74,357	10.45	—
Total	81,250	10.84	348,064
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
On March 27, 2023, the Company authorized the issuance of 284,881 shares of common stock to a Aggia for services rendered.
On April 5, 2023 the Company authorized the issuance of 2,974 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023.
On May 10, 2023 the Company authorized the issuance of 13,965 shares of common stock to a consultant for services rendered.
On May 25, 2023, the Company authorized the issuance of 272,002 shares of common stock to Aggia for services rendered.
On June 30, 2023, the Company vested 85,472 shares of common stock to a consultant for services rendered.
On July 11, 2023, the Company authorized the issuance of an aggregate of 3,298 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2023.
On July 14, 2023, the Company issued 885,545 Restricted Share Awards to Aggia, with an effective issuance date of April 1, 2023.
On July 27, 2023, the Company authorized the issuance of 215,331 shares of common stock to Altium in exchange for the exercise of warrants.
On August 15, 2023, the Company authorized the issuance of 5,000 shares of common stock to a consultant for services rendered.

On September 25, 2023, the Company authorized the issuance of 22,727 shares of common stock in fees to a consultant for services rendered related to the SEPA.
On September 30, 2023, the Company vested 53,831 shares of common stock to to a consultant for services rendered.
On October 2, 2023, the Company authorized the issuance of an aggregate of 6,365 shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2023.
On October 20, 2023, the Company authorized the issuance of 8,550 shares of common stock to consultants for services rendered.
On November 6, 2023, the Company authorized the issuance of 8,043 shares of common stock in connection with the conversion of notes payables.
On November 14, 2023, the Company authorized the issuance of 15,911 shares of common stock in connection with the conversion of notes payables.
On November 29, 2023, the Company authorized the issuance of 23,732 shares of common stock in connection with the conversion of notes payables.
On December 13, 2023, the Company authorized the issuance of 27,132 shares of common stock in connection with the conversion of notes payables.
On December 19, 2023, the Company authorized the issuance of 26,791 shares of common stock in connection with the conversion of notes payables.
On December 19, 2023, the Company issued 202,260 RSA's to certain members of the board of directors, consultants and employees. Total RSA vested as a result of the departure of certain members of the board of directors were 17,640 shares for 2023. The remaining RSA vest ratably over 12 quarters with the first vesting starting on March 31, 2024.
On December 31, 2023, the Company vested 20,986 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.
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
On September 30, 2024, the Company vested 121,149 shares of common stock to Aggia as consulting fees earned during the third quarter of 2024.
On December 3, 2024, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with institutional investors (“Purchasers”) and issued an aggregate of $3.75 million aggregate principal amount of convertible senior notes due in 2025 (the “Notes”) for aggregate gross proceeds of approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company (the “Offering”). RBW Capital Partners LLC, offering all securities through Dominari Securities LLC, served as the exclusive placement agent for the Offering. The Offering closed on December 4, 2024. Pursuant to the Purchase Agreement, the Notes were issued with an original issue discount of 20%. The Notes will mature on December 4, 2025, unless earlier converted upon the satisfaction of certain conditions. The conversion price of the Notes is $4.10 per share of common stock. The Notes include a “Most Favored Nation” clause which grants to the Purchasers the right to claim better conversion terms should the Company provide such to any as long as the Notes are outstanding. The Purchasers will be prohibited from effecting a conversion of the Notes to the extent that, as a result of such conversion, a Purchaser would beneficially own more than 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. The Company agreed to register the shares of common stock underlying the Notes for resale under a Registration Statement on Form S-3, pursuant the Securities Act of 1933. The Notes contain a covenant prohibiting the Company to incur, guarantee or assume any indebtedness, other than certain permitted indebtedness, create or allow or suffer any mortgage, lien, security interest or other encumbrance on its property or assets , other than permitted liens, redeem, defease, repurchase, repay or make any payments in respect of any indebtedness if at the time such payment is due or is otherwise made or, after giving effect to such payment, an event of default under the Notes has occurred and is continuing, declare or pay any cash dividend or distribution on any stock or other equity interest of the Company, or make, any change in the nature of its business or modify its corporate structure or purpose. The Notes contain customary events of default and customary penalties for the Company’s failure to issue conversion shares on a timely basis. The Registration Rights Agreement contains customary penalties for our failure to file the registration statement or cause it to become effective on a timely basis and for certain other events.
On December 31, 2024, the Company vested 160,413 shares of common stock to Aggia as consulting fees earned during the forth quarter of 2024.
The Company issued and sold the above securities in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the results of operations and financial condition of Sadot Group Inc. (“Sadot Group”), together with its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Sadot Group. refers to the names under which our corporate and franchised restaurants do business depending on the concept. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
OVERVIEW

Sadot Group Inc. is our parent company and is headquartered in Burleson, Texas. In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-foods supply-chain.
As of December 31, 2024, Sadot Group consisted of one distinct operating unit and one discontinued operations.

1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. In addition, the Company has a deposit on farmland in Indonesia. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.

2.Sadot Restaurant Group, LLC ("Sadot Food Services"): had three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. As of the end of 2024 the Company only operates as the franchisor for Pokémoto and Muscle Maker Grill restaurants. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices with the goal of satisfying consumers demand for healthier choices, customization, flavor and convenience. This entire operating segment was identified as held for sale and reported as discontinued operations.
On October 9, 2024, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect a reverse stock split of the Company’s common stock at a ratio of one for- ten (the “Reverse Stock Split”), which became effective 12:01 am eastern on October 18, 2024. As a result of the Reverse Stock Split, every 10 shares of the Company’s common Stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All stockholders where were entitled to receive fractional share interest. There was no change in the par value of the Company’s common stock.

Key Financial Definitions
We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	For the Years Ended December 31,
	2024	2023
	$’000	$’000
Commodity sales	700,937	717,506
Cost of goods sold	(695,821)	(707,871)
Gross profit	5,116	9,635
Depreciation and amortization expenses	(259)	(1,143)
Pre-opening expenses	—	(336)
Stock-based expenses	(6,662)	(6,192)
Sales, general and administrative expenses	(9,659)	(8,968)
Loss from operations	(11,464)	(7,004)

EBITDA	8,647	(6,446)
EBITDA attributable to Sadot Group Inc.	8,903	(6,228)

Our key business and financial definitions are explained in detail below.
Revenues
Our revenues are derived from Commodity sales. Commodity sales revenues are comprised of revenues generated from the purchase and sales of physical food and feed commodities related to our trading and farming operations.
Cost of Goods Sold
Cost of goods sold includes commodity costs, labor, rent and other operating expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of the depreciation of property and equipment.
Pre-opening Expenses
Pre-opening expense primarily consist of expenses associated with expenses related to new business operations prior to the location opening or the transaction is finalized.
Stock-based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to our board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global Agri-Foods commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. For the years ended December 31, 2024 and 2023, $6.7 million and $6.2 million, respectively, are recorded as Stock-based expenses in the accompanying Consolidated Statements of Operations and Other Comprehensive Income / (Loss).

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
Total Other (Expense) / Income Accounts
Total Other (expense) / income listed below the Loss from operations in the accompanying Consolidated Statements of Operations and Other Comprehensive Income / (Loss) consists of Gain of fair value remeasurement, Other income / (expense), Change in fair value of stock-based compensation, Gain on sale of trading securities and Interest expense, net. Gain on fair value remeasurement consists of the fair value remeasurement recorded on a recurring basis on the forward sales contract which was deemed to be a derivative within the scope of ASC 815.
Income Tax Benefit /(Expense)
Income tax benefit / (expense) represent federal, state and local current and deferred income tax expense.
Net Loss Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests was $0.3 million for the year ended December 31, 2024. During the year ended December 31, 2023 the Company created a joint-venture in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest.

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

Reconciliations of EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin and EBITDA Margin for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
	$’000	$’000
Net income / (loss)	3,736	(8,042)
Adjustments to EBITDA:
Depreciation and amortization expenses	259	1,143
Interest expense, net	4,649	468
Income tax (benefit) / expense	3	(15)
EBITDA	8,647	(6,446)
EBITDA attributable to non-controlling interest	256	218
EBITDA attributable to Sadot Group Inc.	8,903	(6,228)

Gross Profit	5,116	9,635
Gross Profit attributable to Sadot Group Inc.	5,372	9,853

Net income / (loss) Margin attributable to Sadot Group Inc.	0.5%	(1.1)%
EBITDA Margin attributable to Sadot Group Inc.	1.3%	(0.9)%

Consolidated Results of Operations - Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table represents selected items in our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, respectively:

	For the Years Ended December 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	700,937	717,506	(16,569)	(2.3)%
Cost of goods sold	(695,821)	(707,871)	12,050	(1.7)%
Gross profit	5,116	9,635	(4,519)	(46.9)%
Depreciation and amortization expenses	(259)	(1,143)	884	(77.3)%
Pre-opening expenses	—	(336)	336	(100.0)%
Stock-based expenses	(6,662)	(6,192)	(470)	7.6%
Sales, general and administrative expenses	(9,659)	(8,968)	(691)	7.7%
Loss from continuing operations	(11,464)	(7,004)	(4,460)	63.7%
Other income	—	308	(308)	(100.0)%
Interest expense, net	(4,649)	(468)	(4,181)	893.4%
Change in fair value of stock-based compensation	4,116	1,339	2,777	207.4%
Warrant modification expense	—	(958)	958	(100.0)%
Gain on fair value remeasurement	17,111	1,491	15,620	1047.6%
Gain on sale of trading securities	518	—	518	NM
Income / (loss) for continuing operations before income tax	5,632	(5,292)	10,924	(206.4)%
Income tax benefit / (expense)	(3)	15	(18)	(120.0)%
Net income / (loss) for continuing operations	5,629	(5,277)	10,906	(206.7)%
Net loss for discontinued operations	(1,893)	(2,765)	872	(31.5)%
Net loss attributable to non-controlling interest	256	218	38	17.4%
Net income / (loss) attributable to Sadot Group Inc.	3,992	(7,824)	11,816	(151.0)%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	For the Years Ended December 31,
	2024	2023
Commodity sales	100.0%	100.0%
Cost of goods sold	(99.3)%	(98.7)%
Gross profit	0.7%	1.3%
Depreciation and amortization expenses	—	(0.2)%
Pre-opening expenses	—	—
Stock-based expenses	(1.0)%	(0.9)%
Sales, general and administrative expenses	(1.4)%	(1.2)%
Loss from continuing operations	(1.7)%	(1.0)%
Other income	—	—
Interest expense, net	(0.7)%	(0.1)%
Change in fair value of stock-based compensation	0.6%	0.2%
Warrant modification expense	—	(0.1)%
Gain on fair value remeasurement	2.4%	0.2%
Gain on sale of trading securities	0.1%	—
Income / (loss) for continuing operations before income tax	0.7%	(0.7)%
Income tax benefit / (expense)	—	—
Net income / (loss) for continuing operations	0.7%	(0.7)%
Net loss for discontinued operations	(0.3)%	(0.4)%
Net loss attributable to non-controlling interest	—	—
Net income / (loss) attributable to Sadot Group Inc.	0.4%	(1.1)%

Gross Profit

	For the Years Ended December 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Commodity sales	700,937	717,506	(16,569)	(2.3)%
Cost of goods sold	(695,821)	(707,871)	12,050	(1.7)%
Gross profit	5,116	9,635	(4,519)	(46.9)%

NM= not meaningful
Our gross profit totaled $5.1 million for the year ended December 31, 2024, compared to $9.6 million for the year ended December 31, 2023. The $4.5 million decrease is primarily attributed to a decrease in Commodity sales and corresponding decrease in Cost of goods sold.
We generated Commodity sales of $700.9 million for the year ended December 31, 2024, compared to $717.5 million for the year ended December 31, 2023. The $16.6 million decrease or 2.3% is attributable to a which is attributable to a decline in global prices of staple commodities, market seasonality, the largest global consumer being out of the market for the beginning of 2024.
Cost of goods sold for the years ended December 31, 2024 and 2023 totaled $695.8 million and $707.9 million, respectively. The $12.1 million change is a direct result of the decrease in sales.

Depreciation and Amortization Expenses

	For the Years Ended December 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(259)	(1,143)	884	(77.3)%
Depreciation and amortization expenses for the years ended December 31, 2024 and 2023 totaled $0.3 million and $1.1 million, respectively. The $0.9 million decrease is mainly attributed to moving Sadot Food Service assets to Assets Held For Sale and no longer amortizing or depreciating the assets and the closing and refranchising of corporate locations and the disposal of the corresponding assets.
Pre-opening Expenses

	For the Years Ended December 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Pre-opening expenses	—	(336)	336	(100.0)%
Pre-opening expenses for the years ended December 31, 2024 and 2023, totaled nil and $0.3 million, respectively. The decrease in pre-opening expense resulted from expenses incurred in 2023 at the farm in Zambia from the time that we signed the paper work for the purchase of the farm assets and when the purchase was finalized by the Zambian government.
Stock-Based Expenses

	For the Years Ended December 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Stock-based expenses	(6,662)	(6,192)	(470)	7.6%
Stock-based expenses for the year ended December 31, 2024, totaled $6.7 million compared to $6.2 million for the year ended December 31, 2023. The increase in Stock-based consulting expenses is primarily the result of consulting fees due to Aggia for Sadot Agri-Foods and Farming operations and the vesting of restricted stock for employees, board of directors and consultants. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot LLC which is a decrease from 80.0% in the first quarter of 2023.
Sales, General and Administrative Expenses

	For the Years Ended December 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(9,659)	(8,968)	(691)	7.7%
Sales, general and administrative expenses for the years ended December 31, 2024 and 2023 totaled $9.7 million and $9.0 million, respectively. The $0.7 million increase was primarily attributable to an increase in consulting fees due to trades in Latin America, entering the Brazil and Canada markets and increases due to increases in normal operating activities.

Total Other Income / (Expense) Accounts, Net

	For the Years Ended December 31,		Variance
	2024	2023	$	%
	$’000	$’000	$’000
Total other income / (expense), net	17,096	1,712	15,384	898.6%
Other income for the years ended December 31, 2024 and 2023 totaled $17.1 million and $1.7 million, respectively. The other income was primarily attributable to an increase of $15.6 million in the gain on the fair value remeasurement as a result of the mark to market adjustment of derivatives, an increase of $2.8 million in the Change in fair value of stock-based compensation due to the difference in the stock price at the time of the stock issuance and agreed upon price to Aggia, a decrease of $1.0 million in warrant modification expense, and an increase of $0.5 million on the Gain on sale of trading securities, partially offset by a decrease of $0.3 million in Other income and a $4.2 million increase in Interest expense, net.

The following table represents selected items in our Consolidated Statements of Operations for the year ended December 31, 2024, by our operating segments:

	For the Year Ended December 31, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	700,937	—	700,937
Cost of goods sold	—	(695,821)	—	(695,821)
Gross profit	—	5,116	—	5,116
Depreciation and amortization expenses	—	(256)	(3)	(259)
Stock-based expenses	—	—	(6,662)	(6,662)
Sales, general and administrative expenses	—	(5,219)	(4,440)	(9,659)
(Loss) / income from operations	—	(359)	(11,105)	(11,464)
Interest expense, net	—	(2,370)	(2,279)	(4,649)
Change in fair value of stock-based compensation	—	—	4,116	4,116
Gain on fair value remeasurement	—	17,111	—	17,111
Gain on sale of trading securities	—	518	—	518
Income / (loss) for continuing operations before income tax	—	14,900	(9,268)	5,632
Income tax (expense) benefit	—	(3)	—	(3)
Net Income / (loss) from continuing operations	—	14,897	(9,268)	5,629
Loss on discontinued operations	(1,893)	—	—	(1,893)
Net (loss) / income	(1,893)	14,897	(9,268)	3,736
Net loss attributable to non-controlling interest	—	256	—	256
Net (loss) / income attributable to Sadot Group Inc.	(1,893)	15,153	(9,268)	3,992
Total assets	5,196	157,881	1,577	164,654

The following table represents selected items in our Consolidated Statements of Operations for the year ended December 31, 2023, by our operating segments:

	For the Year Ended December 31, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	717,506	—	717,506
Cost of goods sold	—	(707,871)	—	(707,871)
Gross profit	—	9,635	—	9,635
Depreciation and amortization expenses	—	(151)	(992)	(1,143)
Pre-opening expenses	—	(336)	—	(336)
Stock-based expenses	—	—	(6,192)	(6,192)
Sales, general and administrative expenses	—	(1,552)	(7,416)	(8,968)
(Loss) / income from operations	—	7,596	(14,600)	(7,004)
Other income	—	—	308	308
Interest expense, net	—	(52)	(416)	(468)
Change in fair value of stock-based compensation	—	—	1,339	1,339
Warrant modification expense	—	—	(958)	(958)
Gain on fair value remeasurement	—	1,491	—	1,491
(Loss) / income before income tax	—	9,035	(14,327)	(5,292)
Income tax (expense) benefit	—	—	15	15
Net Income / (loss) from continuing operations	—	9,035	(14,312)	(5,277)
Loss on discontinued operations	(2,765)	—	—	(2,765)
Net (loss) / income	(2,765)	9,035	(14,312)	(8,042)
Net loss attributable to non-controlling interest	—	218	—	218
Net (loss) / income attributable to Sadot Group Inc.	(2,765)	9,253	(14,312)	(7,824)
Total assets	10,416	162,175	5,500	178,091

Liquidity and Capital Resources
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Cash	1,786	1,354
Accounts Receivable, net	18,014	52,920
Inventory	717	2,561
Other current assets(1)	126,966	56,016
Assets held for sale(2)	5,196	—
Total current assets	152,679	112,851
Accounts payable and accrued expenses	28,019	50,167
Notes payable, net	7,390	6,531
Other current liabilities(3)	94,428	47,884
Liabilities held for sale(4)	2,333	—
Total current liabilities	132,170	104,582
Working capital(5)	20,509	8,269
Current ratio(6)	1.16	1.08
(1) See Note 6 for full list of items in Other current assets.
(2) See Note 3 for additional information
(3) Consists of Deferred revenue, current and Other current liabilities. See Note 14 for full list of items in Other current liabilities.
(4) See Note 3 for additional information
(5) Working Capital is defined as Total current assets less Total current liabilities
(6) Current ratio is defined as Total current assets divided by Total current liabilities
Availability of Additional Funds
Our main financial objectives are to prudently manage financial risk, ensure access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, borrowings under various credit facilities and term loans. At December 31, 2024, current ratio, which equals Total current assets divided by Total current liabilities, was 1.16, an increase of 0.08, compared to current ratio of 1.08 at December 31, 2023. At December 31, 2024, working capital, which equals Total current assets less Total current liabilities, was $20.5 million, a increase of $12.2 million, compared to working capital of $8.3 million at December 31, 2023. The increase in current ratio and working capital was primarily due to an increase in Other current assets, an increase in Assets held for sale, and a decrease in accounts payable, partially offset by a decrease in Accounts receivable, a decrease in Inventory, an increase in Other current liabilities and an increase in Liabilities held for sale. The Company believes that our existing cash on hand, current accounts receivable and future cash flows from our commodity trading, and farming will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.
In the event we are required to obtain additional financing, either through borrowings, private placements, public offerings, or some type of business combination, such as a merger, or buyout, there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business, all or a portion of our assets, enter into a business combination or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

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
Sources and Uses of Cash for the Years Ended December 31, 2024 and December 31, 2023
For the years ended December 31, 2024 and 2023, Net cash used in continuing operating activities was $2.8 million and $13.7 million, respectively, in operations and $0.5 million was used in and $0.1 million was provided by operations, respectively, in discontinued operations. Our Net cash used for the year ended December 31, 2024, was primarily attributable to our Net income of $3.7 million, adjusted for net non-cash expense in the aggregate amount of $14.0 million offset by $7.5 million of Net cash used in changes in the levels of operating assets and liabilities. Our Net cash used for the year ended December 31, 2023, was primarily attributable to our Net loss of $8.0 million, adjusted for net non-cash expenses in the aggregate amount of $5.6 million, partially offset by $11.2 million of Net cash used in changes in the levels of operating assets and liabilities.
For the year ended December 31, 2024, Net cash used in investing activities was $4.0 thousand, of which, $37.0 thousand was used to purchase Property and equipment, partially offset by $33.0 thousand, which was generated on the Disposal of property and equipment. Net cash provided by investing activities for discontinued operations was $1.0 million for year ended December 31, 2024. For the year ended December 31, 2023, Net cash used in investing activities was $3.6 million, of which $7.3 million was used to purchase Property and equipment partially offset by investment from non-controlling interest of $3.7 million, and disposal of property and equipment of $25.0 thousand. Net cash provided by investing activities for discontinued operations was $0.1 million for the year ended December 31, 2023.
For the year ended December 31, 2024, Net cash provided by financing activities was $2.8 million, consisting of proceeds from notes payable of $11.1 million, partially offset by the repayments of notes payable of $8.3 million. Net cash used in financing activities for discontinued operations was $0.1 million for the year ended December 31, 2024. For the year ended December 31, 2023, Net cash provided by financing activities was $8.6 million, consisting of proceeds from notes payable of $12.1 million and proceeds from exercise of warrants of $2.2 million partially offset by the repayments of notes payable of $5.7 million. Net cash used in financing activities for discontinued operations was $0.1 million for the year ended December 31, 2023.
Derivative Financial Instruments
Inherent in our business is the risk of matching the timing of our purchase and sales contracts. The prices of food and feed commodities (e.g., soybeans, wheat, corn, etc) and carbon offset units we buy and sell are based on a constantly moving terminal market price determined by various exchanges (e.g., Chicago Board of Trade, Dalian Commodity, Exchange, etc.). Were we not to hedge such exposures, we could be exposed to significant losses due to the continually changing commodity prices.

We use commodity futures contracts to manage our exposure to this commodity price risk. It is generally our policy to hedge such risks to the extent practicable. We enter into hedges to limit our exposure to volatile price fluctuations that we believe would impact our gross margins on firm purchase and sales commitments. As an example, if we enter into fixed price contracts with our suppliers and variable priced sales contracts with our customers, we will generally enter into a futures contract to sell the commodity for future delivery in the month when we expect the commodity price to be fixed according to the sales contract terms. We repurchase this position once the pricing has been fixed with our customer. If the underlying commodity price increases, we suffer a hedging loss and have a unrealized loss on derivative contracts, but the sales price to the customer is based on a higher market price and offsets the loss. Conversely, if the commodity price decreases, we have a hedging gain and recognize a unrealized gain on derivative contracts, but the sales price to the customer is based on the lower market price and offsets the gain. At December 31, 2024 and 2023 we had a unrealized loss on derivative contracts of $0.1 million and nil, respectively, on the books related to our hedging policy to manage our exposure to commodity price risk.

In accordance with generally accepted accounting principles in the U.S., we designate these derivative contracts as fair value hedges and recognize them on our balance sheet at fair value. We also recognize offsetting changes in the fair value of the related firm purchase and sales commitment to which the hedge is attributable in earnings upon revenue recognition, which occurs at the time of delivery to our customers.
As further described under “Risk Factors,” the potential for losses related to our hedging activities, given our hedging methodology, arises from the exchanges for our commodity hedges or customer defaults. In the event of a customer default, we might be forced to sell the commodities in the open market and absorb losses for the commodities. Our results of operations could be materially impacted by any counterparty or customer default, as we might not be able to collect money owed to us and/or our hedge might effectively be cancelled.

We use hedges for no purpose other than to avoid exposure to changes in commodity prices between when we buy a shipment of commodities from a supplier and when we deliver it to a customer. Our derivatives are not for purposes of trading in the futures market. We earn our gross profit margin through our business operations and not from the movement of commodity prices.

From time to time we may enter into forward sales contract that do not meet the definition or qualify for hedge accounting. Forward sales contracts are derivatives that were entered into to sell goods at a later date at a fixed or determinable price for a specific period. Forward sales contracts are recognized on the balance sheet at the value of the contract and the difference in the fair value and derivative liability is recorded as a unrealized gain on derivative contracts or unrealized loss on derivative contracts. If the underlying commodity price increases, we suffer a mark to market loss and have a unrealized loss on derivative contracts. Conversely, if the commodity price decreases, we have a hedging gain and recognize a unrealized gain on derivative contracts. At December 31, 2024 and 2023 we had derivative liabilities of $92.1 million and $92.1 million, with a corresponding unrealized gain on derivative contracts of $18.6 million and $1.5 million, respectively.

As part of our business we also engage in the purchase, sale and distribution of food and feed products. If we do not have a matching sales contract related to such products, (for example, any commodity products that are unsold in our inventory), we have price risk that we currently do not or are unable to hedge. As such, any decline in pricing for such products may adversely impact our profitability.
Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have not identified any critical accounting estimates.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The standard requires incremental disclosures related to reportable segments, including disaggregated expense information and the title and position of the company's chief operating decision maker ("CODM"), as identified for purposes of segment determination. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The adoption of this guidance on December 31, 2024 did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this guidance on December 31, 2024 did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.
Seasonality
There is a degree of seasonality in the growing cycles, procurement and transportation of crops. The farming industry historically experiences seasonal fluctuations in revenues and net income. Typically, the Company has lower sales and net income during the non-harvest seasons and higher sales and net income during the harvest season and as such, must have sufficient working capital to fund its operations at a reduced level. Failure to generate or obtain sufficient working capital during the winter may have a material adverse effect on the Company.
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
Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the year ended December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on these criteria.
Changes in Internal Control over Financial Reporting
Our Company has added and will continue to add additional internal control procedures, additional resources and software to increase the internal control aspects of the company as we integrate our Sadot subsidiary into the overall business. Other than the above changes, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information

On February 28, 2024, the Company executed an offer of employment, effective March 1, 2024, with Fausto Plaza. This employment provides Mr. Plaza the responsibility to assist in managing the day-to-day operations of the various commodity trade and farm operations of Sadot Group. Mr. Plaza previously acted as a consultant to Sadot Latam. The consulting agreement provides for $0.5 million in annual fees and 15% profit sharing once the annual fees have been earned by Sadot. The agreement was updated on December 20, 2024, providing a new annual consulting fee of $0.9 million per year and removing the profit sharing arrangement. Mr. Plaza will continue to operate in this role, in addition to assisting in managing the day-to-day operations of the other commodity trade and farm operations, but as an employee of Sadot Group.
Mark McKinney has been appointed as Chairman of the Board, effective March 6, 2025, succeeding Kevin Mohan who will remain as a Director.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
During the year ended December 31, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors and Executive Officers
Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our executive officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.
As of March 11, 2025, our current directors and executive officers and their ages are:

Name	Age	Principal Positions
Catia L. Jorge	52	Chief Executive Officer
Jennifer Black	43	Chief Financial Officer
Michael J. Roper	60	Chief Governance and Compliance Officer
Kevin Mohan	51	Chief Investment Officer and Director
Kenneth Miller	55	Chief Operating Officer
Aimee Infante	38	Chief Marketing Officer
Mark McKinney (1)	62	Director and Chairman of the Board
Stephen A. Spanos (2)	62	Director
Benjamin Petel (3)	46	Director, Secretary
Na Yeon (“Hannah”) Oh (4)	40	Director
Ray Shankar (5)	48	Director
Marvin Yeo (6)	53	Director
Paul Sansom (7)	59	Director
David Errington (8)	46	Director
Dr. Ahmed Khan (9)	41	Director
Claudio Torres	58	Director
(1)Mr. McKinney is a member of the Compensation Committee, Audit Committee and serves as the Chairman of the Board.
(2)Mr. Spanos serves as the Chairman of the Audit Committee.
(3)Mr. Petel serves as the Chairman of the Sustainability Committee.
(4)Ms. Oh is a member of the Sustainability Committee.
(5)Mr. Shankar serves as the Chairman of the Compensation Committee and is a member of the Governance Committee.
(6)Mr. Yeo is a member of the Sustainability Committee.
(7)Mr. Sansom is a member of the Audit Committee.
(8)Mr. Errington serves as the Chairman of the Governance Committee.
(9)Dr. Khan is a member of the Governance Committee.

Executive Officers
Catia L. Jorge. Ms. Jorge joined Sadot Group Inc. as Chief Executive Office in February of 2025. She brings nearly 30 years in the global agri-commodity trading industry. Prior to joining Sadot, Ms. Jorge was with Olam International in Sao Paulo, Brazil where she started as the Company’s head of grains and was quickly elevated to Olam’s regional head of grain operations across Latin America with additional responsibilities as country head for Brazil, handling more than US$1 billion in trading volume. In this role she supported all business units with risk management solutions and structured financing. At Olam, Ms. Jorge crafted the requisite business strategies, organizational structure and capital assets to develop the Company’s robust origination and trading operations. She also led all hedging including grain pricing and currencies as well as ocean freight contracting. Prior to Olam, Ms. Jorge served as a Senior Grains Trader for Cargill Agricola S/A in Brazil where she managed trading operations and the P&L for wheat and corn. At Cargill, Ms. Jorge led the logistics for more than 7 million metric tons of grains across numerous grain elevators and 10 ports in Brazil to maximize supply chain efficiencies. She was also responsible for hedging decisions across domestic cash purchases as well as daily pricing strategies for the origination team based on the international and local price parities. Earlier in her career, she worked J. Macedo S/A in their agricultural importing business. Ms. Jorge earned a Bachelor’s degree in Business Administration from the Universidade de Osasco in Brazil and an MBA in Global Trade from the University of Dallas. She also earned a Masters degree in Agri-Business from Kansas State University.
Jennifer Black. Ms. Black has served as Chief Financial Officer of Sadot Group, Inc. since January 2, 2022. Ms. Black is an experienced Chief Financial Officer with a demonstrated history of working with public and private equity backed organizations. Prior to joining the Company, from September 2018 through December 2021, Ms. Black served as the Chief Financial Officer for Eagle Pressure Control LLC (“Eagle”) and Talon Pressure Control, oilfield service companies. From October 2015 through September 2018, Ms. Black served as the Controller for AG Resource Management, a private equity backed agriculture lending company, and as the Controller for Basic Energy Services, an oil and gas services company, from January 2013 through October 2015. Ms. Black has also held various other roles including Vice President of SEC reporting with OMNI American Bank and Audit Manager with RSM McGladrey. In November 2020, Eagle, as a result of various events including an oil and gas work related incident, decline of oil and gas prices and the impact from COVID-19, filed for bankruptcy protection under Subchapter V under Chapter 11 in the US Bankruptcy Court, Southern District of Texas (Houston) (Bankruptcy Petition #: 20-35474). Ms. Black is a Certified Public Accountant. Ms. Black received a Master of Business Administration from Jack Welch Management Institute in 2018 and Bachelor of Science in Accounting and Finance from Texas Tech University in 2003. Based on her education and extensive experience in the financial and accounting industries, we have deemed Ms. Black fit to serve as our Chief Financial Officer.
Michael J. Roper. Mr. Roper is currently our Chief Governance and Compliance Officer since February 10, 2025. Mr Roper served as Chief Executive Officer, of Sadot Group Inc since May 1, 2018 to February 9, 2025. Mr. Roper, along with the executive management team, led the Company’s IPO in 2019. In 2022, he led the efforts in a transformational strategic shift of the company operations from a US centric restaurant brand operator and franchisor to a growing participant in the global agri-commodity supply chain. Mr. Roper has unique experience ranging from owning and operating several franchise locations through the corporate executive levels. From May 2015 through October 2017, Mr. Roper served as Chief Executive Officer of Taco Bueno where he was responsible for defining strategy and providing leadership to 162 company-owned and operated locations along with 23 franchised locations. From March 2014 through May 2015, Mr. Roper served as the Chief Operating Officer of Taco Bueno and from July 2013 through March 2014 as the Chief Development and Technology Officer of Taco Bueno. Prior to joining Taco Bueno, Mr. Roper was a franchise owner and operator of a IMS Barter franchise and held several roles with Quiznos Sub from 2000 to 2012 starting as a franchise owner and culminating in his appointment as the Chief Operating Officer/Executive Vice President of Operations in 2009. Mr. Roper received a Bachelor of Science in Business and General Management from Northern Illinois University. Based on his education and extensive experience in the restaurant/franchise industry, we have deemed Mr. Roper fit to serve as our principal executive officer.
Kevin Mohan. Mr. Mohan has served on the board and been Chief Investment Officer of the Company since May 2018, where he was pivotal in transforming the company's leadership and strategic direction. He successfully recruited a new executive management team and guided the company through its Initial Public Offering (IPO) in 2019. During his tenure, Mr. Mohan initiated several financial strategies, including the landmark agreement with Aggia LLC FZ, resulting in the formation of Sadot LLC. Under this new structure, the Company achieved extraordinary growth, with topline sales increasing from $10 million to over $550 million and net income surpassing $11 million in the first year. Mr. Mohan brings over two decades of experience in C-level roles across various industries, including capital markets, real estate, private equity, and commodities trading, where he was a licensed trader in the early 2000s. His diverse background, combined with his strategic leadership, positions him as an invaluable asset in driving long-term success and growth for Sadot Group. Based on his experience as an entrepreneur and as a result of his role as an executive with Sadot Group, we have deemed Mr. Mohan fit to serve on the Board.

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
Mark McKinney. Mr. McKinney brings more than 30 years of domestic and international C-Level experience across various industries, six countries and three continents. Most recently, Mr. McKinney served as Chief Operating Officer of Local Bounti, a leading Ag-tech company specializing in indoor farming. During his tenure, Mr. McKinney was instrumental in the successful execution of the company’s initial public offering on the NYSE, establishing Local Bounti as a key player in the industry. Prior to Local Bounti, from 2018 to 2021, Mr. McKinney was Chief Operating Officer at Fruit Growers (Sunkist Cooperative) where he managed multiple business verticals and supply chain operations supporting 39 packing houses and thousands of Sunkist growers. From 2015 through 2017, Mr. McKinney was CEO of Al Ghurair Foods, where he managed nine business lines with operations in four countries. From 1993 to 2015, Mr. McKinney served in various senior roles at the Dole Food Company, including Senior Director positions in Dole Asia, Ltd. and Dole Europe S.A., President and Managing Director of Dole Thailand and President of Dole Packaged Foods Asia. Mr. McKinney’s career includes several Board and Advisory roles. He holds an MBA from Claremont University’s Peter F. Drucker Graduate Management Center and a Bachelor of Science degree in Chemical Engineering from California Polytechnic University, Pomona. Based on his international, supply chain support and business experience, the Company has deemed Mr. McKinney as a fit to serve on the Board and as Chairman of the Board.
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
Na Yeon (“Hannah”) Oh. Ms. Oh is an expert strategist, advisor and an investor across climate and agri-food-water sector, after having spent 15 years as corporate executive at Bayer where she held various roles in public affairs, marketing, supply chain and commercial operations. She also serves as a board member to sustainable mineral fertilizer company listed in TSX. Her expertise includes sustainability, impact investing, blockchain and AI led decarbonization measurement reporting and verification, go-to-market and commercialization strategies. Ms. Oh graduated from Macalester College with a BA in Economics and Asian Studies. Based on her experience within the agri-food industry, the Company has deemed Ms. Oh as a fit to serve on the Board.

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
Marvin Yeo. Mr. Yeo is an experienced executive with over 25 years of experience in finance, strategy and entrepreneurship. From 2014 through present, Mr. Yeo has served as the founding partner of Golden Rock Capital, a pan-Asia focused strategic advisory firm that focuses on mergers and acquisitions, corporate finance and private equity. Prior to founding Golden Rock Capital, Mr. Yeo held a number of rolls with Frontier Investment & Development Partners, Asian Development Bank, Barclays Capital, Nomura International and Deutsche Bank. Mr. Yeo received his Bachelor of Engineering from Monash University, Chartered Financial Analyst certificate from the CFA Institute and an MBA from Insead. Based on his finance and business experience, the Company has deemed Mr. Yeo as a fit to serve on the Board.
Paul Sansom. Mr. Sansom is an experienced international executive with recent achievements in high growth business start-ups, Series A fund raising and restructuring. Currently Mr. Sansom serves as a Board member and Chief Financial Officer of InterGen Limited a privately owned power producing business in the UK. In addition he is senior partner with Energy Captal Group a Private Equity business based in the Middle East. Previously Mr. Sansom has served as the Chief Financial Officer and Chief Operating Officer for HMS Services Sarl, a single-family office. From 2016 through 2019, Mr. Sansom served as the General Manager for Al Ghurair Projects based in Dubai. Prior to 2016, Mr. Sansom held roles with Viking Services, Brightpoint Inc. and PepsiCo International. Mr. Sansom serves as the Audit Chair for Immensa International. Mr. Sansom received a BA in Economics from the City of London and is a qualified UK Chartered Management Accountant. Based on his start-up, finance and business experience, the Company has deemed Mr. Sansom as a fit to serve on the Board.
David Errington. Mr. Errington brings more than 20 years of experience in Sustainability and Environmental Sector with 13 years regional expertise in the Gulf Cooperation Council, including KSA, Bahrain, Qatar, Kuwait, UAE and Oman. Since January 2020, Mr. Errington has worked in various senior management roles within the Saudi Investment Recycling Company and is currently providing executive support as an operations consultant. From January 2014 through December 2019, Mr. Errington was employed by Ecolog International FZE, a leading provider of supply chain, construction, technology, facility management and environmental services, providing turnkey and customized solutions to governments and defense, humanitarian organizations and commercial clients in the sectors of oil & gas, mining, energy and infrastructure projects. Mr. Errington received a BSc (Hons) Chemistry from the University of Durham. Based on his sustainability and environmental sector business experience, the Company has deemed Mr. Errington as a fit to serve on the Board.
Ahmed Khan, EngD. Dr. Khan brings more than 15 years of experience in research and development (R&D) and operations, with experience in various sectors, including environment & sustainability management & the automotive sector. Most recently, Dr. Khan led a team of engineers and laboratories at Saudi Investment Recycling Company, which advises government agencies on waste management strategies and ensures compliance with regulatory bodies, and is responsible for developing and executing sustainability, carbon reduction and circular economy initiatives and programs. Currently Dr Khan has a particular focus on solutions that address water scarcity, food security, resource recovery and carbon capture as well as having an in-depth knowledge in GHG Emissions Accounting and Carbon Credits. Dr. Khan holds a Doctorate in Biochemical Engineering. Based on his research and development and environmental management experience, the Company has deemed Dr. Khan as a fit to serve on the Board.
Claudio Torres, Mr. Torres brings extensive experience in global agriculture having served in various executive roles at several international organizations. Since January 2021, Mr. Torres has served as a private consultant to European agriculture companies as well as investment funds focused on agriculture tech. From July 2017 to July 2020, Mr. Torres served as Managing Director Syngenta Seeds – LATAM and Syngenta Seeds – China. Prior to 2017, Mr. Torres served as President in SEWU Segar Nusantara, Global CEO at Advanta Seeds, Managing Director at Monsanto Singapore and various executive roles at Monsanto Chile. Mr. Torres received his Master of Applied Finances from the School of Business Economic, Universidad Del Desarrollo, Santiago, Chile, Master of Business Administration (MBA) from A. B. Freeman School of Business, Tulane University, New Orleans, Louisiana and Agricultural Engineer (B.Sc. 5 Years) from the Pontificia Universidad Católica, Santiago, Chile. Based on his global agricultural business experience, the Company has deemed Mr. Torres as fit to serve on the Board.

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
Our board of directors currently consists of eleven (11) members. Our board of directors has determined that Stephen Spanos, Ray Shankar, Mark McKinney, David Errington, Marvin Yeo, Paul Sansom, Dr. Ahmed Kahn and Claudio Torres, qualify as independent directors in accordance with the Nasdaq Capital Market (“Nasdaq”) listing requirements. Kevin Mohan, Benjamin Petel, and Hannah Oh are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
As required under NASDAQ rules and regulations and in expectation of listing on NASDAQ, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
Board Leadership Structure and Board’s Role in Risk Oversight
Mark McKinney is the Chairman of the Board. The Chairman has authority, among other things, to preside over the Board meetings and set the agenda for the Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board. We currently believe that separation of the roles of Chairman and Chief Executive Officer ensures appropriate oversight by the Board of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead Independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, following the qualification of the offering, the Board will hold executive sessions in which only independent directors are present.
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
Board Diversity Matrix (as of December 31, 2024):
The Board believes that a diverse membership having a variety of skills, styles, experience and competencies is an important feature of a well-functioning board. Accordingly, the Board believes that diversity of viewpoints, backgrounds and experience (inclusive of gender, age, race and ethnicity) should be a consideration in Board succession planning and recruiting. In recent years, the Governance Committee has taken this priority to heart in its nominations process, and the diversity of the Board has grown significantly. The Nasdaq Stock Market, LLC Listing Rules’ (the “NASDAQ Listing Rules”) objective for listed companies to have at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an underrepresented minority or LGBTQ+. The chart below provides certain information regarding the diversity of the Board as of December 31, 2024.

Total Number of Directors	Male	Female	Gender undisclosed
Part I: Gender Identity
Directors	10	1	—
Part II: Demographic Background
White	6	—	—
Asian	2	1	—
Two or more races or ethnicities	1	—	—
Did not disclose demographic background	1	—	—
LGBTQ+	—	—	—

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
To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024, filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024.
During the year ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 11. Executive Compensation
Summary Compensation Table
The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2024 and 2023 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2024 and whose total compensation for the 2024 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2024, (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

	Year	Salary	Bonus (a)	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		$’000	$’000	$’000		$’000		$’000	$’000	$’000	$’000
Michael J. Roper
Chief Executive Officer of Sadot Group Inc.	2024	350	165	210	(b)	—	(c)	—	—	—	725
	2023	350	225	131		76	(d)	—	—	—	782

Jennifer Black
Chief Financial Officer of Sadot Group Inc.	2024	300	160	165	(e)	—	(f)	—	—	—	625
	2023	264	225	65		76	(g)	—	—	—	630

Kevin Mohan
Chief Investing Officer of Sadot Group Inc.	2024	200	150	185	(h)	—	(i)	—	—	—	535
	2023	200	200	131		76	(j)	—	—	—	607
(a) Bonuses are earned in the year noted and paid out subsequently.
(b) Michael Roper was granted restricted stock awards on March 25, 2024 to acquire 20,000 shares of common stock, vesting quarterly over twelve quarters, commencing June 30, 2024. Michael was also granted restricted stock awards on November 18, 2024 to acquire 44,642 shares of common stock, vesting quarterly over twelve quarters, commencing December 31, 2024.
(c) Michael Roper was granted restricted stock awards on December 19, 2023, to acquire 30,000 shares of common stock, vesting quarterly over twelve quarters, commencing March 31, 2024.

(d) Jennifer Black was granted restricted stock awards on March 25, 2024 to acquire 10,000 shares of common stock, vesting quarterly over twelve quarters, commencing June 30, 2024. Jennifer was also granted restricted stock awards on November 18, 2024 to acquire 40,178 shares of common stock, vesting quarterly over twelve quarters, commencing December 31, 2024.
(e) Jennifer Black was granted restricted stock awards on December 19, 2023, to acquire 15,000 shares of common stock, vesting quarterly over twelve quarters, commencing March 31, 2024.
(f) Kevin Mohan was granted restricted stock awards on March 25, 2024 to acquire 20,000 shares of common stock, vesting quarterly over twelve quarters, commencing June 30, 2024. Kevin was also granted restricted stock awards on November 18, 2024 to acquire 37,202 shares of common stock, vesting quarterly over twelve quarters, commencing December 31, 2024.
(g) Kevin Mohan was granted restricted stock awards on December 19, 2023, to acquire 30,000 shares of common stock, vesting quarterly over twelve quarters, commencing March 31, 2024.
(h) Michael Roper was granted a stock options to acquire 3,107 shares and 6,893 shares of common stock on February 27, 2023 and March 15, 2023, respectively.
(i) Jennifer Black was granted a stock option to acquire 10,000 shares of common stock on February 27, 2023.
(j) Kevin Mohan was granted a stock option to acquire 10,000 shares of common stock on February 27, 2023.

A summary of option activity during the years ended December 31, 2024 and 2023 is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2022	15.23	41,250	3.53	156
Granted	15.05	60,000	5.42	—
Exercised	—	—	N/A	—
Forfeited	33.94	(18,500)	N/A	—
Outstanding, December 31, 2023	10.91	82,750	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	15.05	(1,500)	N/A	—
Outstanding, December 31, 2024	10.84	81,250	3.17	—
Exercisable and vested, December 31, 2024	10.03	36,926	3.07	—
On February 27, 2023, we issued options to purchase an aggregate of 38,107 shares of our common stock. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On March 15, 2023, we issued options to purchase 6,893 shares of our common stock. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On November 27, 2023, there were 10,000 shares forfeited upon the expiration of the options.
On December 21, 2023, there were 8,500 shares forfeited upon the departure of board members.
On January 21, 2024 there were 1,500 shares forfeited upon the expiration of the options.

Employment Agreements
Catia Jorge
On February 10, 2025, the Company and Sadot Brasil Ltda. (“Sadot Brasil”), the Company’s wholly owned subsidiary, entered into an Employment Agreement with Ms. Jorge effective February 10, 2025. During the term of the Employment Agreement, Ms. Jorge will serve as Chief Executive Officer for both the Company and Sadot Brasil and will be entitled to a base salary at the annualized rate of $0.3 million. In addition, Ms. Jorge will be entitled to a one time bonus of $0.5 million of which half will be payable upon the 90 day anniversary of her engagement and the balance to be paid on the 180 day anniversary (the “Bonus”). Ms. Jorge will also receive a one time grant of $0.1 million in restricted stock grants. Further, the Company will make a contribution of up to $16.0 thousand per annum contribution to a private pension plan. The restricted stock grant vests quarterly over one year in equal quarterly installments commencing January 1, 2025, which shall be priced and issued on the third trading day immediately following the filling the Form 10K Annual Report for such applicable year. The per share price will be the closing price immediately prior to the date of each grant. If Ms. Jorge is terminated by the Company for any reason other than cause Ms. Jorge will be entitled to a severance package of 18 months of salary. Ms. Jorge’s compensation, which, except for the Bonus, is denominated in Brazilian Real, has been converted to U.S. Dollars for the purpose of this disclosure. Please note that the conversion rate used for disclosure purposes is is 6 Reais to every 1 U. S. Dollar as of February 10, 2025. Actual payments to Ms. Jorge will be made in Brazilian Real, and the amounts received may vary based on fluctuations in the exchange rate at the time of payment. This disclosure is intended to provide transparency regarding the compensation agreed upon in the Brazilian Real currency, which is the operational currency for Mr. Jorge’s compensation unless noted otherwise.
Jennifer Black

On February 9, 2025 the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Executive Employment Agreement entered with Ms. Black (the “Black Agreement”), Ms. Black will continue to serve as Chief Financial Officer, reporting directly to the Company’s Chief Executive Officer. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $0.4 million consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025 which shall be priced and issued on the third trading day immediately following the filing of the Form 10K Annual Report for such applicable year. Ms. Black will be eligible for a discretionary performance bonus to be determined by the Board annually with the annual bonus for the year ended December 31, 2025 to be equal to 75% of the cash salary. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such equity grant. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal 12 months of the annual compensation, all bonuses earned and all equity compensation shall be fully accelerated.
Michael Roper

On February 9, 2025 the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will transition to the role of Chief Governance and Compliance Officer, reporting directly to the Company’s Chief Executive Officer. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $0.4 million consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025 which shall be priced and issued on the third trading day immediately following the filing of the Form 10K Annual Report for such applicable year. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually with the annual bonus for the year ended December 31, 2025 to be equal to 75% of the cash salary. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such equity grant. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal 18 months of the annual compensation, all bonuses earned and all equity compensation shall be fully accelerated.

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
Kenn Miller
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
Elements of Compensation
Base Salary
Messrs. Roper, Miller, Mohan, and Mmes. Jorge, Black and Infante received a fixed base salary in an amount determined in accordance with their then employment agreement with Sadot Group Inc., and based on a number of factors, including:
•The nature, responsibilities and duties of the officer’s position;
•The officer’s expertise, demonstrated leadership ability and prior performance;
•The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
•The competitiveness of the market for the officer’s services.
Bonus
Messrs. Roper, Mohan and Mrs. Black earned discretionary performance-based bonuses during the years ended December 31, 2024, and 2023, pursuant to their employment agreements.

Restricted Stock Award
In fiscal year 2023, we issued 75,000 shares of our restricted common stock, with a fair value of $0.3 million, to three members of our executive team.
In fiscal year 2024, we issued172,022 shares of our restricted common stock, with a fair value of $0.6 million, to three members of our executive team.
Stock Options
On February 27, 2023, we issued options to purchase an aggregate of 38,107 shares of our common stock. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On March 15, 2023, we issued options to purchase 6,893 shares of our common stock. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On December 21, 2023, there were 8,500 shares forfeited upon the departure of board members.
On January 21, 2024 there were 1,500 shares forfeited upon the expiration of the options.
Equity Incentive Plans
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 150,000 shares of common stock for issuance. As of the date of the issuance of these Consolidated Financial Statements 65,643 shares have been issued and 74,357 option to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 250,000 shares of common stock for issuance. As of the date of the issuance of these Consolidated Financial Statements 242,404 shares of common stock for issuance have been issued and 6,893 option to purchase shares have been awarded under the 2023 Plan.
2024 Plan
The Company’s board of directors and shareholders approved and adopted on October 27, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 750,000 shares of common stock for issuance. As of December 31, 2024, 401,936 shares have been issued under the 2024 Plan.

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
Number of Shares Authorized
Up to approximately 150,000 shares of common stock may be issued pursuant to awards granted under the 2021 Plan, 250,000 under the 2023 Plan and 750,000 under the 2024 Plan.
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
No income will be realized by a Participant upon grant of a Non-Qualified Stock Option. Upon the exercise of a Non-Qualified Stock Option, the Participant will recognize ordinary compensation income in an amount equal to the excess, if any, of the Fair Market Value of the underlying exercised shares over the Option exercise price paid at the time of exercise. Such income will be subject to income tax withholding, and the Participant will be required to pay to the Company the amount of any required withholding taxes in respect to such income.
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
Equity Compensation Plan Information
The following table provides information, as of December 31, 2024, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	No. of securities to be issued upon exercise of outstanding options under the plan	Weighted-average exercise price of outstanding options under the plan	No. of securities remaining available for future issuance
		$
2024 Equity compensation plans approved by security holders	—	—	348,064
2023 Equity compensation plans approved by security holders	6,893	15.05	—
2021 Equity compensation plans approved by security holders	74,357	10.45	—
Total	81,250	10.84	348,064
Director Compensation
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
On March 26, 2024, the Board of Directors approved an updated compensation structure for members of the Board. The updated compensation structure provides that each member will receive $22.0 thousand in annual cash compensation as well as 10,000 shares of common stock. Further, each committee member will receive an additional $6.0 thousand per year. The chairperson of the below committees will receive additional annual compensation:

•Chairperson of the Audit Committee will receive an additional $4.0 thousand in cash and 1,000 shares of common.
•Chairperson of the Compensation Committee will receive an additional $4.0 thousand in cash and 600 shares of common stock.
•Chairperson of the Governance and ESG Committees will receive an additional $4.0 thousand in cash and 400 shares of common stock.
Kevin Mohan is an employee-director and does not receive compensation for serving in his role as a director.

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2024:

Name	Fees earned or paid in cash	Stock awards(a)		Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
	$’000	$’000		$’000	$’000	$’000	$’000	$’000
Mark McKinney	34	31	(b)	—	—	—	—	65
Stephen A. Spanos	32	36	(e)	—	—	—	—	68
Benjamin Petel	32	32	(c)	—	—	—	—	64
Na Yeon (“Hannah”) Oh	28	31	(c)	—	—	—	—	59
Ray Shankar	38	33	(d)	—	—	—	—	71
Marvin Yeo	28	31	(b)	—	—	—	—	59
Paul Sansom	28	31	(b)	—	—	—	—	59
David Errington	32	32	(c)	—	—	—	—	64
Dr. Ahmed Khan	28	31	(b)	—	—	—	—	59
(a) On January 4, 2024 the Board of Directors were granted restricted stock awards at a price of $4.01 per share. The restricted stock awards were accrued and earned in 2023 and fully vested upon issuance. There were four previous directors that received a total of 3,954 shares that are not included in the number above. The current directors share issued are included in the individual totals above.
(b) On March 26, 2024 10,000 shares of restricted stock awards were granted at a price of $2.899 per share. The restricted stock awards vest ratably over 12 quarters starting March 31, 2024.
(c) On March 26, 2024 10,400 shares of restricted stock awards were granted at a price of $2.899 per share. The restricted stock awards vest ratably over 12 quarters starting March 31, 2024.
(d) On March 26, 2024 10,600 shares of restricted stock awards were granted at a price of $2.899 per share. The restricted stock awards vest ratably over 12 quarters starting March 31, 2024.
(e) On March 26, 2024 11,000 shares of restricted stock awards were granted at a price of $2.899 per share. The restricted stock awards vest ratably over 12 quarters starting March 31, 2024.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information about the beneficial ownership of our common stock at March 11, 2025, for:
•each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or upon conversion of a security that are either exercisable or convertible on or before a date that is 60 days after March 11, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Except as otherwise noted below, the address for persons listed in the table is c/o Sadot Group Inc., 295 E Renfro, Suite 209, Burleson, TX 76028.
The percentage ownership information shown in the column labeled “Percentage of shares outstanding” is based upon 5,865,476 shares of common stock outstanding as of March 11, 2025.

Name of beneficial owner	Number of shares beneficially owned (1)	Percentage of shares outstanding prior to offering (1)
5% Stockholders:
Aggia LLC FZ (2)	675,163	11.51%
Raymond and Beck Graf (3)	346,751	5.91%
Armistice Capital Master Fund Ltd. (4)	411,523	7.02%
Directors and Named Executive Officers:
Michael J. Roper (5)	117,365	2.00%
Kevin Mohan (6)	109,763	1.87%
Jennifer Black (7)	75,965	1.30%
Kenneth Miller (8)	10,590	*
Aimee Infante (9)	6,437	*
Stephen Spanos (10)	26,252	*
Ray Shankar (11)	11,616	*
Hannah Oh (12)	11,016	*
Benjamin Petel (13)	31,540	*
Marvin Yeo (14)	10,937	*
Paul Sansom (15)	10,937	*
Mark McKinney (16)	10,815	*
David Errington (17)	13,915	*
Dr. Ahmed Khan (18)	11,089	*
All executive officers and directors as a group (14 persons)	458,237	7.81%
*Denotes less than 1%
(1)Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon (i) the exercise of stock options that will become exercisable within 60 days of March 11, 2025, (ii) the conversion of the convertible promissory notes into shares of our common stock, and (iii) the exercise of warrants that will become exercisable within 60 days of March 11, 2025 Shares of common stock issuable pursuant to the foregoing methods are deemed outstanding for purposes of calculating the percentage of beneficial ownership of the person or entity holding such securities. Accordingly, the total percentages of beneficial ownership are in excess of one hundred percent (100%).
(2)Aggia LLC FZ beneficially owns 675,163 shares of common stock of the Company.
(3)Raymond and Becky Graf beneficially owns 346,751 shares of common stock of the Company.

(4)Armistice Capital, LLC ("Armistice Capital") is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. Master Fund holds (i) a Common Stock Purchase Warrant dated November 22, 2021 to acquire 361,011 shares of common stock at an exercise price of $13.85 which includes a beneficial ownership limitation limiting Master Fund’s ability to acquire in excess of 4.9% of the outstanding shares of common stock and (ii) a Common Stock Purchase Warrant dated April 9, 2021 to acquire 411,523 shares of common stock at an exercise price of $24.30 which includes a beneficial ownership limitation limiting Master Fund’s ability to acquire in excess of 9.9% of the outstanding shares of common stock.
(5)Michael J. Roper beneficially owns directly 117,365 shares of common stock of the Company (i) 101,063 shares of common stock of Sadot Group Inc. for serving as the Chief Executive Officer of the Company and (ii) 5,800 shares of common stock of the Company purchased on the open market and (iii) 10,502 shares of vested but unexercised stock options.
(6)Kevin Mohan beneficially owns (i) indirectly 559 shares of common stock of the Company through various family members that reside in the same household as Kevin Mohan and (ii) directly 96,904 shares of common stock of Sadot Group Inc, for serving in various roles in the Company, (iii) 3,300 shares of common stock of the Company purchased on the open market and (iv) directly 9,000 shares of vested but unexercised stock options.
(7)Jennifer Black beneficially owns directly 75,965 shares of common stock of the Company (i) 64,935 shares of common stock of Sadot Group Inc. for serving as the Chief Financial Officer of the Company, (ii) 4,080 shares of common stock of the Company purchased on the open market and (iii) 6,950 shares of vested but unexercised stock options.
(8)Kenneth Miller beneficially owns directly 10,590 shares of common stock of the Company (i) 3,215 shares of common stock of the Company for serving as Chief Operating Officer of the Company, (ii) 1,000 shares of common stock of the Company purchased on the open market and (iii) 6,375 shares of vested but unexercised stock options.
(9)Aimee Infante beneficially owns directly 6,437 shares of common stock of the Company (i) 261 shares of common stock for serving as the Chief Marketing Officer of the Company, (ii) 250 shares of common stock of the Company purchased on the open market and (iii) 5,926 shares of vested but unexercised stock options.
(10)Stephen Spanos beneficially owns directly 26,252 shares of common stock of the Company (i) 23,597 shares of common stock of the Company for services rendered as a board of director member, (ii) 1,530 of the common stock of through purchase on the open market and (iii) 1,125 shares of vested but unexercised stock options.
(11)Ray Shankar beneficially owns directly shares of common stock of the Company (i) 11,616 shares of common stock of the Company (i) 11,616 shares of common stock of the Company for services rendered as a board of director member.
(12)Hannah Oh beneficially owns directly shares of common stock of the Company (i) 11,016 shares of common stock of the Company (i) 11,016 shares of common stock of the Company for services rendered as a board of director member.
(13)Benjamin Petel beneficially owns directly shares of common stock of the Company (i) 31,540 shares of common stock of the Company (i) 31,540 shares of common stock of the Company for services rendered as a board of director member and consulting services.

(14)Marvin Yeo beneficially owns directly shares of common stock of the Company (i) 10,937 shares of common stock of the Company (i) 10,937 shares of common stock of the Company for services rendered as a board of director member.
(15)Paul Sansom beneficially owns directly shares of common stock of the Company (i) 10,937 shares of common stock of the Company (i) 10,937 shares of common stock of the Company for services rendered as a board of director member.
(16)Mark McKinney beneficially owns directly shares of common stock of the Company (i) 10,815 shares of common stock of the Company (i) 10,815 shares of common stock of the Company for services rendered as a board of director member.
(17)David Errington beneficially owns directly shares of common stock of the Company (i) 13,915 shares of common stock of the Company (i) 11,215 shares of common stock of the Company for services rendered as a board of director member and (ii) 2,700 shares of common stock of the Company purchased on the open market.
(18)Dr. Ahmed Khan beneficially owns directly shares of common stock of the Company (i) 11,089 shares of common stock of the Company (i) 10,815 shares of common stock of the Company for services rendered as a board of director member and (ii) 274 shares of common stock of the Company purchased on the open market.
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
See Employment Agreements for Messrs. Roper, Miller, Mohan and Mmes. Jorge, Black and Infante in Item 11. Executive Compensation.

Transactions with Officers, Directors, and Executives of Sadot Group
On January 5, 2023, we issued an aggregate of 3,131 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.
On February 27, 2023, we issued options to purchase an aggregate of 53,108 shares of our common stock. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On March 15, 2023, we issued options to purchase 6,893 shares of our common stock. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On April 5, 2023 the Company authorized the issuance of 2,974 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023.
On July 11, 2023, the Company authorized the issuance of an aggregate of 3,289 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2023.
On December 19, 2023, the Company issued 101,460 RSA's to certain members of the board of directors and employees. Total RSA vested as a result of the departure of certain members of the board of directors were 17,640 shares for 2023. The remaining RSA vest ratably over 12 quarters with the first vesting starting on March 31, 2024.
On January 4, 2024, the Company authorized the issuance of an aggregate of 10,559 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023. The Company accrued for the liability as of December 31, 2023.
On March 25, 2024, the Company issued 50,000 RSA's to certain executives. Total RSA vest ratably over 12 quarters with the first vesting starting on June 30, 2024.
On March 26, 2024, the Company issued 102,400 RSA's to members of the board of directors. Total RSA vest ratably over 12 quarters with the first vesting starting on March 31, 2024.
On November 18, 2024, the Company issued 122,022 RSA's to certain executives. Total RSA vest ratably over 12 quarters with the first vesting starting on December 31, 2024.
On February 9, 2025 the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Executive Employment Agreement entered with Ms. Black (the “Black Agreement”), Ms. Black will continue to serve as Chief Financial Officer, reporting directly to the Company’s Chief Executive Officer. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $0.4 million consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025 which shall be priced and issued on the third trading day immediately following the filing of the Form 10K Annual Report for such applicable year. Ms. Black will be eligible for a discretionary performance bonus to be determined by the Board annually with the annual bonus for the year ended December 31, 2025 to be equal to 75% of the cash salary. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such equity grant. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal 12 months of the annual compensation, all bonuses earned and all equity compensation shall be fully accelerated.

On February 9, 2025 the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will transition to the role of Chief Governance and Compliance Officer, reporting directly to the Company’s Chief Executive Officer. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $0.4 million consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025 which shall be priced and issued on the third trading day immediately following the filing of the Form 10K Annual Report for such applicable year. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually with the annual bonus for the year ended December 31, 2025 to be equal to 75% of the cash salary. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such equity grant. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal 18 months of the annual compensation, all bonuses earned and all equity compensation shall be fully accelerated.
On February 10, 2025, the Company and Sadot Brasil Ltda. (“Sadot Brasil”), the Company’s wholly owned subsidiary, entered into an Employment Agreement with Ms. Jorge effective February 10, 2025. During the term of the Employment Agreement, Ms. Jorge will serve as Chief Executive Officer for both the Company and Sadot Brasil and will be entitled to a base salary at the annualized rate of $0.3 million. In addition, Ms. Jorge will be entitled to a one time bonus of $0.5 million of which half will be payable upon the 90 day anniversary of her engagement and the balance to be paid on the 180 day anniversary (the “Bonus”). Ms. Jorge will also receive a one time grant of $0.1 million in restricted stock grants. Further, the Company will make a contribution of up to $16.0 thousand per annum contribution to a private pension plan. The restricted stock grant vests quarterly over one year in equal quarterly installments commencing January 1, 2025, which shall be priced and issued on the third trading day immediately following the filling the Form 10K Annual Report for such applicable year. The per share price will be the closing price immediately prior to the date of each grant. If Ms. Jorge is terminated by the Company for any reason other than cause Ms. Jorge will be entitled to a severance package of 18 months of salary. Ms. Jorge’s compensation, which, except for the Bonus, is denominated in Brazilian Real, has been converted to U.S. Dollars for the purpose of this disclosure. Please note that the conversion rate used for disclosure purposes is is 6 Reais to every 1 U. S. Dollar as of February 10, 2025. Actual payments to Ms. Jorge will be made in Brazilian Real, and the amounts received may vary based on fluctuations in the exchange rate at the time of payment. This disclosure is intended to provide transparency regarding the compensation agreed upon in the Brazilian Real currency, which is the operational currency for Mr. Jorge’s compensation unless noted otherwise.
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
Item 14. Principal Accountant Fees and Services
Kreit & Chiu CPA LLP has served as our independent registered public accountants for the years ended December 31, 2024 and 2023.
The following is a summary of the fees billed or expected to be billed to us by our independent registered public accountants, for professional services rendered by Kreit & Chiu CPA LLP for the fiscal years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	$’000	$’000
Audit fees (1)	314	277
Audit-related fees (2)	—	—
	314	277
(1)Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our Consolidated Financial Statements for the fiscal years ended December 31, 2024 and 2023 and in connection with the filing of our Form 10-K, Form 10-Qs and multiple Forms S-1 and Forms S-3s.

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

10.16+
Global Guaranty Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.17+
Registration Rights Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.18+
Addendum 2 to the Service Agreement entered between Muscle Maker Inc., Sadot LLC and Aggia LLC FX dated July 14, 2023 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2023)

10.19+
Form of Purchase Agreement by and between Sadot Group Inc. and Purchasers dated December 3, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024).

10.20+
Form of Registration Rights Agreement by and between Sadot Group Inc. and Purchasers dated December 3, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024).

10.21+	Form of Senior Convertible Note dated December 4, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024).

19.1*	Sadot Group Inc. – Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Kreit & Chiu CPA LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+
Policy for the Recovery of Erroneously Awarded Compensation adopted February 1, 2024 (Incorporated by reference to the Form 10-K Annual Report for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 20, 2024

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

SADOT GROUP INC

	By:	/s/ Catia Jorge
Catia Jorge
Dated: March 11, 2025		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Catia Jorge	Chief Executive Officer
Catia Jorge	(Principal Executive Officer)

/s/ Jennifer Black	Chief Financial Officer
Jennifer Black	(Principal Financial Officer)

/s/ Kevin Mohan	Chief Investment Officer and Director
Kevin Mohan

/s/ Mark McKinney	Director
Mark McKinney	Chairman of the Board

/s/ Stephen A. Spanos	Director
Stephen A. Spanos

/s/ Benjamin Petel	Director
Benjamin Petel	Secretary

/s/ Na Yeon Oh	Director
Na Yeon Oh

/s/ Ray Shankar	Director
Ray Shankar

/s/ Marvin Yeo	Director
Marvin Yeo

/s/ Paul Sansom	Director
Paul Sansom

/s/ David Errington	Director
David Errington

/s/ Dr. Ahmed Khan	Director
Dr. Ahmed Khan

/s/ Claudio Torres	Director
Claudio Torres

Sadot Group Inc.
Annual Report on Form 10-K
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Sadot Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sadot Group, Inc. as of December 31, 2024 and 2023, and the related consolidated statements of operations and other comprehensive income / (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sadot Group, Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 11, 2025

Sadot Group Inc.
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
	$’000	$’000
ASSETS
Current assets:
Cash	1,786	1,354
Accounts receivable, net of allowance for doubtful accounts of $0.1 million and $0.2 million as of December 31, 2024 and 2023, respectively	18,014	52,920
Inventory	717	2,561
Assets held for sale	5,196	—
Other current assets	126,966	56,016
Total current assets	152,679	112,851
Property and equipment, net	11,820	12,883
Goodwill	—	1,798
Intangible assets, net	—	2,833
Other non-current assets	155	47,726
Total assets	164,654	178,091
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	28,019	50,167
Notes payable, current, net of discount of $0.9 million and $0.2 million as of December 31, 2024 and 2023, respectively	7,390	6,531
Deferred revenue, current	2,251	1,229
Liabilities held for sale	2,333	—
Other current liabilities	92,177	46,655
Total current liabilities	132,170	104,582
Notes payable, non-current	—	622
Deferred revenue, non-current	—	1,555
Other non-current liabilities	111	47,075
Total liabilities	132,281	153,834
Equity:
Common stock, $0.0001 par value, 20,000,000 shares authorized, 5,225,147 and 4,046,472 shares issued and outstanding as of December 31, 2024, and 2023, respectively	1	—
Additional paid-in capital	112,406	107,992
Accumulated deficit	(83,187)	(87,179)
Accumulated other comprehensive income / (loss)	(27)	8
Total Sadot Group Inc. shareholders' equity	29,193	20,821
Non-controlling interest	3,180	3,436
Total equity	32,373	24,257
Total liabilities and equity	164,654	178,091

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group Inc.
Consolidated Statement of Operations and Other Comprehensive Income / (Loss)

	For the Years Ended December 31,
	2024	2023
	$’000	$’000
Commodity sales	700,937	717,506
Cost of goods sold	(695,821)	(707,871)
Gross profit	5,116	9,635
Depreciation and amortization expenses	(259)	(1,143)
Pre-opening expenses	—	(336)
Stock-based expenses	(6,662)	(6,192)
Sales, general and administrative expenses	(9,659)	(8,968)
Loss from continuing operations	(11,464)	(7,004)
Other income	—	308
Interest expense, net	(4,649)	(468)
Change in fair value of stock-based compensation	4,116	1,339
Warrant modification expense	—	(958)
Gain on fair value remeasurement	17,111	1,491
Gain on sale of trading securities	518	—
Income / (loss) for continuing operations before income tax	5,632	(5,292)
Income tax (expense) benefit	(3)	15
Net income / (loss) for continuing operations	5,629	(5,277)
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(1,893)	(2,765)
Net loss for discontinued operations	(1,893)	(2,765)
Net income / (loss)	3,736	(8,042)
Net loss attributable to non-controlling interest	256	218
Net income / (loss) attributable to Sadot Group Inc.	3,992	(7,824)

Net income / (loss) from continuing operations per share attributable to Sadot Group Inc.:
Basic	1.28	(1.45)
Diluted	1.26	(1.45)

Net loss from discontinued operations per share attributable to Sadot Group Inc.:
Basic	(0.41)	(0.79)
Diluted	(0.41)	(0.79)

Weighted-average number of common shares outstanding:
Basic	4,583,389	3,494,056
Diluted	4,665,689	3,494,056

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group Inc.
Consolidated Statement of Operations and Other Comprehensive Income / (Loss) (Continued)

	For the Years Ended December 31,
	2024	2023
	$’000	$’000
Net income / (loss)	3,736	(8,042)
Other comprehensive income / (loss)
Foreign exchange translation adjustment	20	2
Unrealized gain / (loss), net of income tax	(55)	6
Total other comprehensive income / (loss)	(35)	8
Total comprehensive income / (loss)	3,701	(8,034)
Comprehensive loss attributable to non-controlling interest	256	218
Total comprehensive income / (loss) attributable to Sadot Group Inc.	3,957	(7,816)

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group Inc.
Consolidated Statement of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total
	Shares	Amount
		$’000	$’000	$’000	$’000	$’000	$’000
Balance – December 31, 2022	2,928,721	—	95,916	(79,355)	—	—	16,561
Stock-based compensation - options	—	—	102	—	—	—	102
Cash exercise of warrants and warrant modification	215,331	—	3,111	—	—	—	3,111
Common stock issued as compensation to board of directors	33,399	—	229	—	—	—	229
Common stock issued as compensation for services	767,413	—	8,173	—	—	—	8,173
Conversion of convertible loan	101,608	—	461	—	—	—	461
Investment in non-controlling interest	—	—	—	—	—	3,654	3,654
Unrealized gain, net of income tax	—	—	—	—	6	—	6
Foreign exchange translation adjustment	—	—	—	—	2	—	2
Net loss	—	—	—	(7,824)	—	(218)	(8,042)
Balance – December 31, 2023	4,046,472	—	107,992	(87,179)	8	3,436	24,257
Common stock compensation to board of directors	10,564	—	42	—	—	—	42
Common stock issued as compensation for services	527,305	—	2,014	—	—	—	2,014
Stock-based compensation - options	133,615	—	574	—	—	—	574
Rounding of post-split shares outstanding per transfer agent	1,273	—	—	—	—	—	—
Conversion of convertible loan	505,918	1	1,784	—	—	—	1,785
Foreign exchange translation adjustment	—	—	—	—	20	—	20
Unrealized loss, net of income tax	—	—	—	—	(55)	—	(55)
Net income / (loss)	—	—	—	3,992	—	(256)	3,736
Balance – December 31, 2024	5,225,147	1	112,406	(83,187)	(27)	3,180	32,373

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
	$’000	$’000
Cash Flows from Operating Activities
Net income / (loss)	3,736	(8,042)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization expenses	258	1,143
Gain / (loss) on fair value remeasurement	(17,111)	(1,491)
Stock-based expenses	6,662	6,192
Change in fair value of stock-based compensation	(4,116)	(1,339)
Warrant modification expense	—	958
Unrealized gain / (loss), net of income tax	(55)	6
Foreign exchange translation adjustment	20	2
Bad debt expense	341	81
Changes in operating assets and liabilities:
Accounts receivable, net	34,483	(52,879)
Inventory	1,639	(2,355)
Operating right to use assets and lease liabilities, net	2	—
Other current assets	(53,944)	(52,593)
Other non-current assets	46,323	(44,144)
Accounts payable and accrued expenses	(21,884)	48,709
Other current liabilities	46,095	44,543
Other non-current liabilities	(46,048)	46,048
Deferred revenue	824	1,426
Total adjustments	(6,511)	(5,693)
Net cash used in operating activities	(2,775)	(13,735)
Net cash (used in) / provided by operating activities - discontinued operations	(450)	96
Cash Flows from Investing Activities
Investment from non-controlling interest	—	3,654
Purchases of property and equipment	(37)	(7,278)
Disposal of property and equipment	33	25
Net cash used in investing activities	(4)	(3,599)
Net cash provided by investing activities - discontinued operations	1,017	136
Cash Flows from Financing Activities
Proceeds from notes payable	11,051	12,141
Repayments of notes payables	(8,270)	(5,670)
Proceeds from exercise of warrants	—	2,153
Net cash provided by financing activities	2,781	8,624
Net cash used in financing activities - discontinued operations	(137)	(66)
Net Change in Cash	432	(8,544)
Cash – beginning of period	1,354	9,898
Cash – end of period	1,786	1,354

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group Inc.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2024	2023
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	3,116	600
Cash paid for taxes	4	19
	3,120	619

See Accompanying Notes to the Consolidated Financial Statements

Sadot Group Inc.
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
As of December 31, 2024, Sadot Group consisted of one distinct operating unit and one discontinued operations.

1.Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. In addition, the Company has a deposit on farmland in Indonesia. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
2.Sadot Restaurant Group, LLC ("Sadot Food Services"): had three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. As of the end of 2024 the Company only operates as the franchisor for Pokémoto and Muscle Maker Grill restaurants. The restaurants were founded on the belief of taking every-day menu options and converting them into “healthier for you” menu choices with the goal of satisfying consumers demand for healthier choices, customization, flavor and convenience. This entire operating segment was identified as held for sale and reported as discontinued operations. Please see Note 3 – Assets held for sale and Note 4 – Discontinued operations for further details.
Sadot Group Inc. and its subsidiaries are hereinafter referred to as the “Company”.
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
Liquidity and Capital Resources
The Company's primary source of liquidity is cash on hand, working capital and borrowings. At December 31, 2024, working capital, which equals Total current assets less Total current liabilities, was $20.5 million an increase of $12.2 million, compared to working capital of $8.3 million at December 31, 2023. The Company believes that our existing cash on hand, current accounts receivable and future cash flows from our commodity trading and farming will be sufficient to fund our operations, anticipated capital expenditures and repayment obligations over the next 12 months.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Cash	1,786	1,354
Accounts Receivable, net	18,014	52,920
Inventory	717	2,561
Other current assets(1)	126,966	56,016
Assets held for sale(2)	5,196	—
Total current assets	152,679	112,851
Accounts payable and accrued expenses	28,019	50,167
Notes payable, net	7,390	6,531
Other current liabilities(3)	94,428	47,884
Liabilities held for sale(4)	2,333	—
Total current liabilities	132,170	104,582
Working capital(5)	20,509	8,269
Current ratio(6)	1.16	1.08
(1) Consists of VAT, prepaid expenses, derivative assets, unrealized gain on derivative contracts and deposit on farmland
(2) See Note 3 for additional information
(3) Consists of Operating lease liability, current, Deferred revenue, current and Other current liabilities
(4) See Note 3 for additional information
(5) Working Capital is defined as Total current assets less Total current liabilities
(6) Current ratio is defined as Total current assets divided by Total current liabilities
2.    Significant Accounting Policies
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

Sadot Group Inc.
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
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2024 or 2023.
Accounts Receivable
Accounts Receivable consists of receivables related to Sadot Food Services and Sadot Agri-Foods of $18.0 million and $53.1 million net of doubtful accounts of $0.1 million and $0.2 million as of December 31, 2024, and 2023, respectively.
From time to time the Company may set aside and/or assign accounts receivables towards the acquisition of various assets. The net Accounts Receivable balance of $18.0 million at December 31, 2024 includes $13.4 million in receivables that the Company plans to assign to a third party, which is expected to be paid in assets other than cash. The Company and the third party are in negotiations regarding the timing and nature of the assets to be received, and the Company continues to evaluate the balance for expected losses. As of December 31, 2024, the Company deemed it would receive assets valued at the full balance.
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
Inventory
Inventory, stated at the lower of cost or net realizable value related to Sadot Agri-foods was $0.7 million and $2.4 million as of December 31, 2024, and 2023, respectively and nil and $0.2 million related to Sadot Food Services as of December 31, 2024, and 2023, respectively. Cost is determined using the first-in, first-out method.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
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
Intangible Assets
The Company accounts for recorded intangible assets in accordance with the Accounting Standards Codification (“ASC’) 350 “Intangibles – Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company’s goodwill has an indefinite life and is not amortized. The Company's goodwill and intangible assets with a finite life are evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. ASC 350 requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment. In the first quarter of 2024, the intangible assets were moved to assets held for sale. See Note 3 – Assets held for sale for additional information.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
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
As of December 31, 2024 and 2023, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.
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
Revenue Recognition
The Company’s revenues consist of Commodity sales and Other revenues. The Company recognizes revenues according to Topic 606 of FASB, “Revenue from Contracts with Customers”. Under the guidance, revenue is recognized in accordance with a five-step revenue model, as follows: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when (or as) the entity satisfies a performance obligation. In applying this five-step model, we made significant judgments in identifying the promised goods or services in our contracts with franchisees that are distinct, and which represent separate performance obligations.
Seasonality
There is a degree of seasonality in the growing cycles, procurement and transportation of crops. The farming industry historically experiences seasonal fluctuations in revenues and net income. Typically, the Company has lower sales and net income during the non-harvest seasons and higher sales and net income during the harvest season.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
Commodity Sales
Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by delivery and the invoice is prepared and submitted to the customer. During the years ended December 31, 2024 and 2023, the Company recorded Commodity sales revenues of $700.9 million and $717.5 million, respectively, which is included in Commodity sales on the accompanying Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Restaurant Sales
Retail store revenue derived from company owned and operated locations at Sadot Food Service is recognized when payment is tendered at the point of sale, net of sales tax, discounts and other sales-related taxes. During the year ended December 31, 2024 and 2023, the Company recorded retail store revenues of $2.6 million and $8.1 million, respectively, which is included in Discontinued operations on the accompanying Consolidated Statements of Operations and Other Comprehensive Income / (Loss). See Note 3 – Assets held for sale and Note 4 – Discontinued operations for additional information.
Franchise Royalties and Fees
Franchise revenues consists of royalties, initial franchise fees and rebates. Royalties are based on a percentage of franchisee net sales revenue. The Company recognizes the royalties as the underlying sales occur. The Company recorded revenue from royalties of $1.0 million and $1.0 million during the years ended December 31, 2024 and 2023, respectively, which is included in Discontinued operations on the accompanying Consolidated Statements of Operations and Other Comprehensive Income /(Loss). See Note 3 – Assets held for sale and Note 4 – Discontinued operations for additional information.
The Company provides the franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for the multi-unit development fees and initial franchise fees. The Company capitalizes these fees upon collection from the franchisee. These initial fees are then recognized as franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the execution of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement. If a franchise location closes or a franchise agreement is terminated for any reason, the unrecognized revenue will be recognized in full at that time. The Company recorded revenue from initial franchise fees of $0.6 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively, which is included in Discontinued operations on the accompanying Consolidated Statements of Operations and Other Comprehensive Income /(Loss). See Note 3 – Assets held for sale and Note 4 – Discontinued operations for additional information.
The Company has supply agreements with certain food and beverage vendors. Pursuant to the terms of these agreements, rebates are provided to the Company based upon the dollar volume of purchases for all company-owned and franchised restaurants from these vendors. Rebates earned on purchases by franchise stores are recorded as revenue during the period in which the related food and beverage purchases are made. The Company recorded revenue from rebates of $0.1 million and $0.1 million during the years ended December 31, 2024 and 2023, respectively, which is included in Discontinued operations on the accompanying Consolidated Statements of Operations and Other Comprehensive Income /(Loss). Rebates earned on purchases by Company-owned stores are recorded as a reduction of Food and beverage costs during the period in which the related food and beverage purchases are made. See Note 3 – Assets held for sale and Note 4 – Discontinued operations for additional information.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
Franchise Advertising Fund Contributions
Under the Company’s franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to a national advertising fund. The Company’s national advertising services are provided on a system-wide basis and therefore, not considered distinct performance obligations for individual franchisees. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee Company incurs the corresponding advertising expense. The Company records the related advertising expenses as incurred under Sales, general and administrative expenses. When an advertising contribution fund is over-spent at year-end, advertising expenses will be reported on the Consolidated Statement of Operations and Other Comprehensive Loss in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising contribution fund is under-spent at a year-end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. The Company recorded contributions from franchisees of $0.1 million and $0.1 million, respectively, during the years ended December 31, 2024 and 2023, which are included in Discontinued operations on the accompanying Consolidated Statements of Operations and Other Comprehensive Income /(Loss). See Note 3 – Assets held for sale and Note 4 – Discontinued operations for additional information.
Deferred Revenue
Deferred revenue primarily includes revenue from forward sales contracts and prepayments on incomplete trades. Deferred revenue related to Sadot Food Services includes initial franchise fees received by the Company and is recorded in Liabilities held for sale. Sadot Food Services Deferred revenue is recognized in income over the life of the franchise. If a franchise location closes or a franchise agreement is terminated for any reason, the remaining deferred revenue will be recognized in full at that time. Deferred revenue related to Sadot Agri-Foods is recognized at the completion of the commodity forward sales contract agreements. See Note 3 – Assets held for sale and Note 4 – Discontinued operations for additional information.
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 17 – Commitments and contingencies for further details. For the years ended December 31, 2024 and 2023, $6.7 million and $6.2 million, respectively, are recorded as Stock-based expenses in the accompanying Consolidated Statements of Operations and Other Comprehensive Income /(Loss).
Net Income / (Loss) per Share
Basic income / (loss) per common share is computed by dividing net income / (loss/ attributable to Sadot Group Inc. by the weighted average number of common shares outstanding during the period. Diluted income / (loss) per common share is computed by dividing net income / (loss) attributable to common stockholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants, options or the conversion of convertible notes payable.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
The following securities are excluded from the calculation of weighted average diluted common shares at December 31, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive:

	December 31,
	2024	2023
Warrants	1,635,974	1,615,883
Options	81,259	81,299
RSAs	891,139	398,262
Convertible debt	—	175,815
Total potentially dilutive shares	2,608,372	2,271,259

Sadot Group Inc.
Notes to the Consolidated Financial Statements
The following table sets forth the computation of basic and dilutive net income / (loss) per share attributable to the Company’s stockholders:

	For the Years Ended December 31,
	2024	2023
(In thousands, except for share count and per share data)
Net income / (loss) attributable to Sadot Group Inc.	3,992	(7,824)
Weighted-average shares outstanding:
Basic	4,583,389	3,494,056
Effect of potentially dilutive RSAs	14,642	—
Effect of potentially dilutive convertible debt	67,658	—
Diluted	4,665,689	3,494,056

Net income / (loss) for continuing operations per share attributable to Sadot Group Inc.:
Basic	1.28	(1.45)
Diluted	1.26	(1.45)

Net loss from discontinued operations per share attributable to Sadot Group Inc.:
Basic	(0.41)	(0.79)
Diluted	(0.41)	(0.79)

Net income / (loss) per share attributable to Sadot Group Inc.:
Basic	0.87	(2.24)
Diluted	0.86	(2.24)
Major Vendor
The following table sets forth the major vendors to purchase commodities for resale, purchase inputs for farming operations and distribute food products to their Company-owned restaurants:

	For the Years Ended December 31,
	2024	2023
Number of vendors	3	1
Type	Commodities	Commodities
% of purchases	75%	88%
Major Customers
The following table sets forth the major customers:

	For the Years Ended December 31,
	2024	2023
Number of customers	5	6
Type	Commodities	Commodities
% of sales	74%	86%

Sadot Group Inc.
Notes to the Consolidated Financial Statements
Derivative Instruments
The Company recognizes all derivatives in the balance sheet at fair value. During the years ended December 31, 2024 and 2023, the Company’s derivatives were comprised of Forward sales contracts for soybeans, carbon offset units, and futures and options of food and feed related commodities, traded on the Chicago Mercantile Exchange ("CME"). Derivatives that do not meet the requirements for hedge accounting to be applied per FASB ASC 815, Derivatives and Hedging, are adjusted to fair value through earnings. If the derivative does meet the criteria in ASC 815 to use hedge accounting, depending upon the nature of the hedge, the effective portion of changes in the fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings.
Refer to Fair Value of Financial Instruments below, Note 17 – Commitments and contingencies and Note 20 – Financial instruments for additional information regarding the Company’s derivative instruments.
Fair Value of Financial Instruments
The Company measures the fair value of financial assets and liabilities based on the guidance of the FASB ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).
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
See Note 19 – Fair value measurement for a summary of financial liabilities held at carrying amount including unrealized gain on derivative contracts and the unrealized loss on derivative contracts. For details related to the fair value of the unrealized gain on derivative contracts and unrealized loss on derivative contracts measured using Level 2 inputs, refer to Note 17 – Commitments and contingencies and Note 20 – Financial instruments.
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

Sadot Group Inc.
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
The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as Sales, general and administrative expenses in the Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Currency Translation Differences
Transactions in foreign currencies are remeasured in the functional currency of the related consolidated company at the average foreign exchange rates for income and expenses. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the foreign exchange rate ruling as of the reporting period end date. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are remeasured to the functional currency at foreign exchange rates ruling at the dates the fair value was determined. Foreign exchange differences arising on remeasurement are recognized in the Consolidated Statement of Operations and Other Comprehensive Income / (Loss) under Foreign exchange translation adjustment.
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
Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s farming consolidated entity. The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE (“variable interest entities”). These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company has no VIEs at December 31, 2024 and 2023. The amount of net loss attributable to Non-controlling interests is disclosed in the Consolidated Statements of Income and Other Comprehensive Income / (Loss).
Discontinued Operations
As part of the Company’s stated strategy to pivot its focus to the global food supply chain sector, we spent 2024 fully engaged in the restructuring of Sadot Food Services. By refranchising company-owned units and closing underperforming locations while growing Pokémoto through franchising, the Company continued its restructuring efforts with the goal of reducing annualized restaurant operating expenses and overhead while potentially increasing franchise royalty revenue at Pokémoto. In early Q4 of 2024 the Company was able to close its last two corporate owned stores and reclassified the rest of Sadot Food Services to discontinued operations. The amount of loss from discontinued operations is disclosed in the Consolidated Statements of Income and Other Comprehensive Income / (Loss). For details related to Discontinued operations, see Note 4 – Discontinued operations.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The standard requires incremental disclosures related to reportable segments, including disaggregated expense information and the title and position of the company's chief operating decision maker ("CODM"), as identified for purposes of segment determination. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The adoption of this guidance on December 31, 2024 did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this guidance on December 31, 2024 did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.
Subsequent Events
The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 23 – Subsequent events.
3.    Assets Held For Sale
2024 Disposal group held for sale
After launching Sadot Agri-Foods, the Company made the decision to explore the option of selling a portion of our restaurant operations. During the first quarter of 2024, the Company entered into an agreement with a brokerage firm to have the exclusive rights to offer and sell the Muscle Maker Grill and Pokemoto franchise business and potentially some of the corporate-owned restaurants. Accordingly, the assets and liabilities related to the restaurant operations were classified as held for sale in the Company’s Consolidated Balance Sheets. Throughout most of 2024, the Company considered retaining some Company owned stores due to location and potential training centers that posed challenges for sale.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores, and have a sale pending for the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, we have deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company performed an impairment test on the net assets of the restaurant operations as of December 31, 2024, noting the carrying amount was less than the fair value less cost to sell.
The following presents the major classes of assets and liabilities for the Sadot Food Services reporting unit held for sale as of December 31, 2024:

As of
December 31, 2024
$’000
Cash	266
Accounts receivable, net of allowance for doubtful accounts of $0.2 million	170
Other current assets	52
Property and equipment, net	6
Goodwill	1,798
Other non-current assets	189
Intangible assets, net	2,715
Assets held for sale	5,196

Accounts payable and accrued expenses	149
Notes payable, current	79
Operating lease liability, current	138
Deferred revenue, current	125
Other current liabilities	243
Notes payable, non-current	542
Deferred revenue, non-current	1,057
Liabilities held for sale	2,333
Sadot Food Services had the following pre-tax losses:

	For the Years Ended December 31,
	2024	2023
	$’000	$’000
Sadot Food Services Net Loss Before Income Tax	(1,893)	(2,765)
Sadot Food Services was comprised of two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, as well as a subscription-based fresh prep meal concept. On August 1, 2024 SuperFit foods was sold for $0.2 million with a minimal gain on the sale.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
4.    Discontinued Operations
After launching Sadot Agri-Foods, the Company made the decision to explore the option of selling a portion of our restaurant operations. During the first quarter of 2024, the Company entered into an agreement with a brokerage firm to have the exclusive rights to offer and sell the Muscle Maker Grill and Pokemoto franchise business and potentially some of the corporate-owned restaurants. Accordingly, the assets and liabilities related to the restaurant operations were classified as held for sale in the Company’s Consolidated Balance Sheets. Throughout most of 2024, the Company considered retaining some Company owned stores due to location and potential training centers that posed challenges for sale.
However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores, and have a sale pending for the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, we have deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company performed an impairment test on the net assets of the restaurant operations as of December 31, 2024, noting the carrying amount was less than the fair value less cost to sell. The amount of loss from discontinued operations is disclosed in the Consolidated Statements of Income and Other Comprehensive Income / (Loss).
Discontinued operations were as follows:

	For the Years Ended December 31,
	2024	2023
	$’000	$’000
Revenues	4,321	9,180
Cost of goods sold	(3,113)	(8,883)
Gross profit	1,208	297
Impairment of intangible asset	—	(811)
Impairment of goodwill	—	(828)
Depreciation and amortization expenses	(189)	(665)
Franchise advertising fund expenses	(54)	(73)
Pre-opening expenses	—	(36)
Post-closing expenses	(155)	(211)
Sales, general and administrative expenses	(2,703)	(437)
Loss from discontinued operations	(1,893)	(2,764)
Other income	19	1
Interest expense, net	(19)	(1)
Loss from discontinued operations before income tax	(1,893)	(2,764)
Income tax benefit / (expense) from discontinued operations	—	(1)
Loss from discontinued operations	(1,893)	(2,765)

Sadot Group Inc.
Notes to the Consolidated Financial Statements
5.    Allowance for Credit Losses on Accounts Receivable
For the periods ended December 31, 2024 and 2023, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Balance at beginning of period	173	23
Adjustments related to Sadot food services	54	72
Adjustments related to Sadot agri-foods	28	78
Transferred to assets held for sale	(150)	—
Balance at end of period	105	173

6.    Other Current Assets
During the year ended December 31, 2024, the Company transferred $0.1 million of other current assets to Assets held for sale. See Note 3 – Assets held for sale for additional information.
At December 31, 2024 and 2023, the Company’s other current assets consists of the following:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Prepaid expenses	1,911	766
Other receivables	82	7
Derivative assets - current	93,520	47,180
Unrealized gain on derivative contracts	18,602	1,491
Notes receivable, current	6,999	148
Deposit on farmland	5,852	—
Prepaid forward on carbon offsets	—	6,424
Other current assets	126,966	56,016
Deposit on farmland consists of funds paid as a deposit with the intent to acquire farmland in Indonesia by Sadot Agri-Foods.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
7.    Other Non-Current Assets
During the year ended December 31, 2024, the Company transferred $0.2 million of other non-current assets to Assets held for sale. See Note 3 – Assets held for sale for additional information.
At December 31, 2024 and 2023, the Company’s other non-current assets consists of the following:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Security deposit	23	76
Notes receivable, non-current	—	26
Derivative assets, non-current	—	46,340
Right to use asset	132	1,284
Other non-current assets	155	47,726

8.    Property and Equipment, Net
During the year ended December 31, 2024, the Company transferred $6.0 thousand of property and equipment to Assets held for sale. See Note 3 – Assets held for sale for additional information.
As of December 31, 2024, and 2023, Property and equipment consist of the following:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Furniture and equipment	232	1,026
Vehicles	215	270
Leasehold improvements	11	877
Land and land improvements	11,766	11,766
Construction in process	6	—
Property and equipment, gross	12,230	13,939
Less: accumulated depreciation	(410)	(1,056)
Property and equipment, net	11,820	12,883
Depreciation expense amounted to $0.3 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company wrote off Property and equipment with an original cost value of $0.5 million and $1.6 million, respectively. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of nil and $0.2 million, respectively, for the years ended December 31, 2024 and 2023, respectively, in the Consolidated Statement of Operations and Other Comprehensive Income / (Loss).
9.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 5 to 10 years. During the year ended 2024, the Company moved the remaining intangible assets to assets held for sale and as a result of the reclassification, the Company stopped amortizing these assets. See Note 3 – Assets held for sale for additional information.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2022	Impairment of intangible assets	Amortization expense	Intangible assets, net at December 31, 2023	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at December 31, 2024
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	670	(419)	(251)	—	—	—	—	—
Franchise Agreements Muscle Maker Grill	136	(116)	(20)	—	—	—	—	—
Trademark SuperFit	29	(22)	(7)	—	—	—	—	—
Domain Name SuperFit	81	(62)	(19)	—	—	—	—	—
Customer List SuperFit	90	(70)	(20)	—	—	—	—	—
Proprietary Recipes SuperFit	103	(79)	(24)	—	—	—	—	—
Non-Compete Agreement SuperFit	107	(43)	(64)	—	—	—	—	—
Trademark Pokémoto	118	—	(35)	83	—	(9)	(74)	—
Franchisee License Pokémoto	2,322	—	(277)	2,045	—	(69)	(1,976)	—
Proprietary Recipes Pokémoto	867	—	(162)	705	—	(40)	(665)	—
Non-Compete Agreement Pokémoto	88	—	(88)	—	—	—	—	—
	4,611	(811)	(967)	2,833	—	(118)	(2,715)	—
Amortization expense related to intangible assets was $0.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokémoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31, 2022	570	1,798	258	2,626
Impairment of goodwill	(570)	—	(258)	(828)
Goodwill, net at December 31, 2023	—	1,798	—	1,798
Transfer to assets held for sale	—	(1,798)	—	(1,798)
Goodwill, net at December 31, 2024	—	—	—	—

Sadot Group Inc.
Notes to the Consolidated Financial Statements
10.    Accounts Payables and Accrued Expenses
During the year ended December 31, 2024, the Company transferred $0.1 million of Accounts payables and accrued expenses to Assets held for sale. See Note 3 – Assets held for sale for additional information.
Accounts payables and accrued expenses consist of the following:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Accounts payable	2,187	3,488
Accrued payroll and bonuses	690	756
Accrued expenses	51	204
Accrued interest expenses	7	77
Accrued professional fees	249	255
Accounts payable commodities	24,833	45,342
Accrued purchases	—	17
Sales taxes payable	2	28
	28,019	50,167
11.    Notes Payable
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

Sadot Group Inc.
Notes to the Consolidated Financial Statements

In connection with the SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 in the principal amount of $3.0 million and the balance of $1.0 million on October 30, 2023. The purchase price for the Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the initial closing of the Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $11.1495 or 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $3.30 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 49.9% of the outstanding shares of the common stock of the Company. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”)), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $500,000 plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”). No triggering event occurred as of December 31, 2024. As of December 31, 2024, 607,527 shares of common stock have been converted and the note has been paid in full.
Notes Payable
The Company repaid a total amount of $10.5 million, $8.8 million in cash and $1.7 million were converted stock during the year ended December 31, 2024, and $5.7 million during the year ended December 31, 2023, respectively, of the notes payable. The company entered into new loans in the amount of $11.1 million and $12.1 million for the year ended December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, the Company had an aggregate amount of $7.4 million in notes payable, net. The notes had interest rates ranging between 3.75% - 25.80% per annum, due on various dates through May 2025.
As of December 31, 2024, the Company has outstanding short-term secured debt in the form of notes payable totaling $1.9 million, which is included in the $7.4 million in notes payable, net. The effective interest rate on the short-term secured debt is 21.2%.
During the year ended December 31, 2024, the Company transferred $0.6 million of notes payable to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
The maturities of notes payable as of December 31, 2024, are as follows:

Principal Amount
$’000
1/1/25-12/31/25	8,309
Total maturities	8,309
Less discount	(919)
Notes payable, net	7,390

Sadot Group Inc.
Notes to the Consolidated Financial Statements
12.    Leases
The Company’s leases consist of restaurant locations and a corporate office. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-5 years and most leases include the option to extend the leases for an additional 5 years.
The total lease cost associated with Right of use assets and Operating lease liabilities for the year ended December 31, 2024, was $0.2 million and has been recorded in the Consolidated Statement of Operations and Other Comprehensive Loss within Cost of goods sold.
During the year ended December 31, 2024, all of the Company's lease liabilities of $0.1 million were moved to Liabilities held for sale. See Note 3 – Assets held for sale and Note 4 – Discontinued operations for additional information. Right to use asset and operating lease liabilities decreased due to the refranchising, sale and closure of all corporate owned locations by December 31, 2024.
The Company's assets and liabilities related to the Company’s leases were as follows:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Assets
Total lease assets	132	—
Right to use asset	132	—
Liabilities
Total lease liabilities	272	1,412
Transferred to liabilities held for sale	(138)	—
Operating leases – current	23	—
Operating leases – non-current	111	—
The table below presents the future minimum lease payments under the noncancellable operating leases as of December 31, 2024:

	Total	Operating Leases Held for Sale	Current Operating Leases
	$’000	$’000	$’000
Fiscal Year:
1/1/2025-12/31/2025	190	145	45
1/1/2026-12/31/2026	45	—	45
1/1/2027-12/31/2028	45	—	45
1/1/2028-12/31/2028	45	—	45
1/1/2029-12/31/2029	11	—	11
Thereafter	—	—	—
Total lease payments	336	145	191
Less imputed interest	(64)	(7)	(57)
Present value of lease liabilities	272	138	134

Sadot Group Inc.
Notes to the Consolidated Financial Statements
The Company’s lease term and discount rates were as follows:

As of December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	2.53
Weighted-average discount rate
Operating leases	15.4%
13.    Deferred Revenue
During the year ended December 31, 2024, the Company transferred $1.2 million of deferred revenue to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
The Company's deferred revenue consists of the following:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Deferred revenues, net	2,251	2,784
Less: deferred revenue, current	(2,251)	(1,229)
Deferred revenues, non-current	—	1,555
Deferred revenue related to commodity forward sales contracts and prepayments received on incomplete trade of $2.3 million and $1.4 million, for the years ended December 31, 2024 and 2023, respectively. Deferred revenue related to deferred franchise fees of nil and $1.4 million, respectively, for the years ended December 31, 2024 and 2023, respectively.
14.    Other Current Liabilities
During the year ended December 31, 2024, the Company transferred $0.2 million of other current liabilities to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
Other current liabilities consist of the following:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Gift card liability	—	13
Co-op advertising fund liability	—	114
Marketing development brand liability	—	68
Advertising fund liability	—	29
Unrealized loss on derivative contracts	60	—
Operating lease liability, current	23	385
Derivative liability, current	92,094	46,046
	92,177	46,655

Sadot Group Inc.
Notes to the Consolidated Financial Statements
15.    Other Non-Current Liabilities
During the year ended December 31, 2024, the Company transferred nil of other non-current liabilities to Liabilities held for sale. See Note 3 – Assets held for sale for additional information.
Other non-current liabilities consist of the following:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Derivative liability, non-current	—	46,048
Operating lease liability, non-current	111	1,027
	111	47,075
16.    Income Taxes
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2024 and 2023 are presented below:

	As of
	December 31, 2024	December 31, 2023
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	14,525	11,890
Receivable allowance	10	37
Stock-based compensation	58	20
Intangible assets	—	727
163(j) adjustment	1,091	100
Loss on discontinued operations	—	4
Accrued expenses	159	106
Other carryforwards	158	—
Deferred revenues	—	310
Leases	58	301
Gross deferred tax asset	16,059	13,495
Deferred tax liabilities:
Property and equipment	(46)	(60)
Leases	(28)	(274)
Unrealized gains	(3,969)	(317)
Receivable allowance	—	—
Gross deferred tax liabilities	(4,043)	(651)
Net deferred tax assets	12,016	12,844
Valuation allowance	(12,016)	(12,844)
Net deferred tax asset, net of valuation allowance	—	—

Sadot Group Inc.
Notes to the Consolidated Financial Statements
The income tax (benefit) / expense for the periods shown consist of the following:

	For the Year Ended December 31,
	2024	2023
	$’000	$’000
Federal:
Current	—	—
Deferred	—	—
State and local:
Current	—	(15)
Deferred	—	—
Foreign:
Current	3	—
Deferred	—	—
	3	(15)
Change in valuation allowance	—	—
Income tax (benefit) /expense	3	(15)
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	As of
	December 31, 2024	December 31, 2023
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	2.2%	1.1%
Permanent differences	0.6%	(0.3)%
Return to provision adjustments	2.8%	0.5%
Foreign Tax	(1.1)%	—%
Fair value gain/loss on share issuance	(21.8)%	3.6%
Deferred adjustments due to discontinued operations	14.8%	—%
Other	—%	(2.5)%
Change in valuation allowance	(18.4)%	(23.2)%
Effective income tax rate	0.1%	0.2%
The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Connecticut, Kansas, Texas, Virginia, New York State and New York City. The earliest year that the Company is subject to examination is the year ended December 31, 2015.
The Company has approximately $81.9 million of Federal and State Net operating loss (“NOLs”) available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2035 to 2037 for federal and state purposes.
As of December 31, 2024 and 2023, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $12.0 million and $12.8 million, respectively. The valuation allowance decreased by approximately $0.8 million.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
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
17.    Commitments and Contingencies
Forward Purchase and Sales Contracts

On September 12, 2023, the Company through Sadot Agri-Foods, entered into a forward purchase contract titled the Verified Emissions Reduction Purchase Agreement (“VERPA”) for the acquisition of 180,000 Verified Carbon Units (“VCUs”) generated by a conservation project along the Riau coastline in Indonesia (“conservation project”). Under the VERPA, Sadot Agri-Foods will acquire the VCUs between 2025 and 2027 at a price of $35.69 per VCU, or $6.4 million in total, which was paid on September 23, 2023, and recorded as “Prepaid forward on carbon offsets” on the balance sheet. Delivery of the VCUs is expected within 14 days from credit issuance annually, with delivery to occur no later than December each year. On September 13, 2023, the Company also entered into a separate forward sales agreement, where the purchaser agreed to acquire 180,000 VCUs between 2025 and 2026 at a price of $44.62 per VCU, or $8.0 million. These VCUs were expected to be generated from the same conservation project, with payment due by 2025. Additionally, Sadot Agri-Foods had the right to repurchase any VCUs during the contract term at the current market price, determined by an independent marketplace, and this contract was classified as a derivative under ASC 815. On September 20, 2024, the Company sold the right to both contracts for $9.3 million, recorded in Commodity sales, and the $6.4 million prepaid amount was recorded in Cost of goods sold. Partially offsetting the $2.9 million gain on the prepaid asset, the Company derecognized the $1.4 million derivative asset related to the fair value of the forward contract and recorded a loss for that amount in the line item Gain on fair value remeasurement on the Consolidated Statement of Operations and Other Comprehensive Income / (Loss).
On November 24, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 Metric Tons (“MTs”) of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in May 2025, which is the executed contract date. The acquisition price for these MTs is $662 per MT, or $46.3 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815. The Gain on fair value remeasurement recorded during the years ended December 31, 2024 and 2023 were $8.6 million and $0.7 million, respectively.

On December 6, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 Metric Tons (“MTs”) of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in July 2025, which is the executed contract date. The acquisition price for these MTs is $674 per MT, or $47.2 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815. The Gain on fair value remeasurement recorded during the years ended December 31, 2024 and 2023 were $9.1 million and $0.2 million, respectively.
Refer to Note 2 – Significant accounting policies, Note 19 – Fair value measurement and Note 20 – Financial instruments for additional information regarding the Unrealized gain on derivative contracts.
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

Sadot Group Inc.
Notes to the Consolidated Financial Statements
As consideration for Aggia providing the services to Sadot Agri-Food, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot Agri-Food generating net income measured on a quarterly basis at per share price of $15.6250, subject to equitable adjustments for any combinations or splits of the common stock occurring following the Effective Date. Upon Sadot Agri-Food generating net income for any fiscal quarter, the Company shall issue Aggia a number of shares of common stock equal to the net income for such fiscal quarter divided by the per share price (the “Shares”). The Company may only issue authorized, unreserved shares of common stock. The Company will not issue Aggia in excess of 1,442,428 shares representing 49.999% of the number of issued and outstanding shares of common stock as of the Effective Date. Further, once Aggia has been issued a number of shares constituting 19.99% of the issued and outstanding shares of common stock of the Company, no additional shares shall be issued to Aggia unless and until this transaction has been approved by the shareholders of the Company. In the event that the shares cap has been reached, then the remaining portion of the net income, if any, not issued as shares shall accrue as debt payable by Sadot Group to Aggia until such debt has reached a maximum of $71.5 million. The Company will prepare the shares earned calculation after the annual audit or quarter review is completed by the auditors. The shares will be issued within 10 days of the final calculation.
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
Additionally, for the years ended December 31, 2024 and 2023, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods operating expenses including labor, operating expenses and general administrative expenses of $1.8 million, $0.3 million and $1.7 million, respectively and all operating costs related to Sadot Agri-Foods including labor, operating expenses and general administrative expenses of $2.6 million and $0.5 million and $0.1 million respectively.
Franchising
During the years ended December 31, 2024 and 2023, the Company entered into various Pokémoto franchise agreements for a total of 27 and 20, respectively, potentially new Pokémoto locations with various franchisees. The Franchisees paid the Company an aggregate of $0.4 million and $0.2 million and this has been recorded in liabilities held for sale as of December 31, 2024 and 2023, respectively. See Note 3 – Assets held for sale for additional information.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
Sales Taxes
The Company had accrued a sales tax liability for approximately $2.0 thousand and $27.8 thousand as of December 31, 2024, and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, the Company has accrued for the liability in accounts payable and accrued expenses.
Litigations, Claims and Assessments
On November 7, 2024, Lombard Trading International Corp. filed an Amended Complaint against the Company and Sadot Latam, LLC in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01). The Amended Complaint alleges unjust enrichment, conversion, fraud, conspiracy and civil theft related to a commodities transaction. The plaintiff claims that the Company failed to pay upon delivery of certain goods and is seeking damages in the amount of $7.4 million. The Company has not received the goods and has not received the Bills of Lading that were contractually required for the transaction to be completed. The Company denies these allegations and intends to vigorously defend against the claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the potential loss at this time. Therefore, no contingent liability has been recorded as of December 31, 2024.
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
Employment Agreements
On February 10, 2025, the Company and Sadot Brasil Ltda. (“Sadot Brasil”), the Company’s wholly owned subsidiary, entered into an Employment Agreement with Catia Jorge effective February 10, 2025. During the term of the Employment Agreement, Ms. Jorge will serve as Chief Executive Officer for both the Company and Sadot Brasil and will be entitled to a base salary at the annualized rate of $0.3 million. In addition, Ms. Jorge will be entitled to a one time bonus of $0.5 million of which half will be payable upon the 90 day anniversary of her engagement and the balance to be paid on the 180 day anniversary (the “Bonus”). Ms. Jorge will also receive a one time grant of $0.1 million in restricted stock grants. Further, the Company will make a contribution of up to $16.0 thousand per annum contribution to a private pension plan. The restricted stock grant vests quarterly over one year in equal quarterly installments commencing January 1, 2025, which shall be priced and issued on the third trading day immediately following the filling the Form 10K Annual Report for such applicable year. The per share price will be the closing price immediately prior to the date of each grant. If Ms. Jorge is terminated by the Company for any reason other than cause Ms. Jorge will be entitled to a severance package of 18 months of salary. Ms. Jorge’s compensation, which, except for the Bonus, is denominated in Brazilian Real, has been converted to U.S. Dollars for the purpose of this disclosure. Please note that the conversion rate used for disclosure purposes is is 6 Reais to every 1 U. S. Dollar as of February 10, 2025. Actual payments to Ms. Jorge will be made in Brazilian Real, and the amounts received may vary based on fluctuations in the exchange rate at the time of payment. This disclosure is intended to provide transparency regarding the compensation agreed upon in the Brazilian Real currency, which is the operational currency for Mr. Jorge’s compensation unless noted otherwise.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
On February 9, 2025 the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will transition to the role of Chief Governance and Compliance Officer, reporting directly to the Company’s Chief Executive Officer. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $0.4 million consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025 which shall be priced and issued on the third trading day immediately following the filing of the Form 10K Annual Report for such applicable year. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually with the annual bonus for the year ended December 31, 2025 to be equal to 75% of the cash salary. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such equity grant. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal 18 months of the annual compensation, all bonuses earned and all equity compensation shall be fully accelerated.

On February 9, 2025 the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Executive Employment Agreement entered with Ms. Black (the “Black Agreement”), Ms. Black will continue to serve as Chief Financial Officer, reporting directly to the Company’s Chief Executive Officer. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $0.4 million consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025 which shall be priced and issued on the third trading day immediately following the filing of the Form 10K Annual Report for such applicable year. Ms. Black will be eligible for a discretionary performance bonus to be determined by the Board annually with the annual bonus for the year ended December 31, 2025 to be equal to 75% of the cash salary. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such equity grant. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal 12 months of the annual compensation, all bonuses earned and all equity compensation shall be fully accelerated.
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

Sadot Group Inc.
Notes to the Consolidated Financial Statements
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

The notice indicated that the Company will have 180 calendar days, until May 6, 2024, to regain compliance with this requirement. On April 29, 2024, the Company submitted a request to Nasdaq requesting an additional 180 days to regain compliance. On May 7, 2024, the Company received notice from Nasdaq that the request for an additional 180 days to regain compliance was approved. The Company was eligible to regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of its common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. To qualify, the Company was required to meet the continued listing requirement for market value of the Company's publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and was required to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period.

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

Sadot Group Inc.
Notes to the Consolidated Financial Statements
18.    Reportable Operating Segments
See Note 1 – Business organization and nature of operations for descriptions of our operating segments.
The Company’s reportable segments are determined based on the management approach, consistent with the way the Chief Operating Decision Maker (CODM) evaluates financial performance and allocates resources. The CODM, identified as the Chief Executive Officer, regularly reviews discrete financial information for the Sadot Food Services and Sadot Agri-Foods segments to assess performance and make operational decisions.
The following table sets forth the results of operations for the relevant segments for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	700,937	—	700,937
Cost of goods sold	—	(695,821)	—	(695,821)
Gross profit	—	5,116	—	5,116
Depreciation and amortization expenses	—	(256)	(3)	(259)
Stock-based expenses	—	—	(6,662)	(6,662)
Sales, general and administrative expenses	—	(5,219)	(4,440)	(9,659)
(Loss) / income from operations	—	(359)	(11,105)	(11,464)
Interest expense, net	—	(2,370)	(2,279)	(4,649)
Change in fair value of stock-based compensation	—	—	4,116	4,116
Gain on fair value remeasurement	—	17,111	—	17,111
Gain on sale of trading securities	—	518	—	518
(Loss) / income before income tax	—	14,900	(9,268)	5,632
Income tax (expense) benefit	—	(3)	—	(3)
Net Income / (loss) from continuing operations	—	14,897	(9,268)	5,629
Loss on discontinued operations	(1,893)	—	—	(1,893)
Net (loss) / income	(1,893)	14,897	(9,268)	3,736
Net loss attributable to non-controlling interest	—	256	—	256
Net (loss) / income attributable to Sadot Group Inc.	(1,893)	15,153	(9,268)	3,992
Total assets	5,196	157,881	1,577	164,654

Sadot Group Inc.
Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2023
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	717,506	—	717,506
Cost of goods sold	—	(707,871)	—	(707,871)
Gross profit	—	9,635	—	9,635
Depreciation and amortization expenses	—	(151)	(992)	(1,143)
Pre-opening expenses	—	(336)	—	(336)
Stock-based expenses	—	—	(6,192)	(6,192)
Sales, general and administrative expenses	—	(1,552)	(7,416)	(8,968)
(Loss) / income from operations	—	7,596	(14,600)	(7,004)
Other income	—	—	308	308
Interest expense, net	—	(52)	(416)	(468)
Change in fair value of stock-based compensation	—	—	1,339	1,339
Warrant modification expense	—	—	(958)	(958)
Gain on fair value remeasurement	—	1,491	—	1,491
(Loss) / income before income tax	—	9,035	(14,327)	(5,292)
Income tax (expense) benefit	—	—	15	15
Net Income / (loss) from continuing operations	—	9,035	(14,312)	(5,277)
Loss on discontinued operations	(2,765)	—	—	(2,765)
Net (loss) / income	(2,765)	9,035	(14,312)	(8,042)
Net loss attributable to non-controlling interest	—	218	—	218
Net (loss) / income attributable to Sadot Group Inc.	(2,765)	9,253	(14,312)	(7,824)
Total assets	10,416	162,175	5,500	178,091
During the year ended December 31, 2024, assets related to our Sadot Food Services segment met the criteria for classification as Assets Held for Sale. See Note 2 – Significant accounting policies and Note 3 – Assets held for sale and Note 4 – Discontinued operations for additional information.

In late 2022, Sadot Group transformed from a U.S.-centric restaurant business into a global organization focused on the Agri-Foods supply-chain. As a result, we have reevaluated and changed our operating segments late in 2023 to align with our two distinct segments. Previously we split out Muscle Maker Grill, Pokémoto, and SuperFit Foods as their own restaurant operating segments. With the transformation of our business into a global, food-focused organization, we operate the business in two distinct business segments Sadot Agri-Foods and Sadot Food Service.
The Company will continue to evaluate its operating segments and update as necessary.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
19.    Fair Value Measurement
The following tables presents information about the Company's assets and liabilities that are measure at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Derivative asset	—	93,520	—	93,520
Unrealized gain on derivative contracts	—	18,602	—	18,602
	—	112,122	—	112,122
Financial liabilities:
Derivative liability	—	92,094	—	92,094
Unrealized loss on derivative contracts	—	60	—	60
	—	92,154	—	92,154

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Derivative asset	—	93,520	—	93,520
Unrealized gain on derivative contracts	—	1,491	—	1,491
	—	95,011	—	95,011
Financial liabilities:
Derivative liability	—	92,094	—	92,094
	—	92,094	—	92,094
There were no transfers between fair value levels during the year ended December 31, 2024.
See Note 17 – Commitments and contingencies and Note 20 – Financial instruments for details related to the unrealized gain on derivative contracts being fair valued using Level 2 inputs.
The fair value of the unrealized loss on derivative contracts, unrealized gain on derivative contracts, derivative asset and derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. Please refer to Note 2 – Significant accounting policies for additional information on ASC 815 leveling.

20.    Financial Instruments
Inherent in our business is the risk of matching the timing of our purchase and sales contracts. The prices of food and feed commodities (e.g., soybeans, wheat, corn, etc.) and carbon offset units we buy and sell are based on a constantly moving terminal market price determined by various exchanges (e.g., CME, Chicago Board of Trade ("CBOT") and Dalian Commodity Exchange ("DCE"), etc.). Were we not to hedge such exposures, we could be exposed to significant losses due to the continually changing commodity prices.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
We use commodity futures contracts to manage our exposure to this commodity price risk. It is generally our policy to hedge such risks to the extent practicable. We enter into hedges to limit our exposure to volatile price fluctuations that we believe would impact our gross margins on firm purchase and sales commitments. As an example, if we enter into fixed price contracts with our suppliers and variable priced sales contracts with our customers, we will generally enter into a futures contract to sell the commodity for future delivery in the month when we expect the commodity price to be fixed according to the sales contract terms. We repurchase this position once the pricing has been fixed with our customer. If the underlying commodity price increases, we suffer a hedging loss and have an unrealized loss on derivative contracts, but the sales price to the customer is based on a higher market price and offsets the loss. Conversely, if the commodity price decreases, we have a hedging gain and recognize an unrealized gain on derivative contracts, but the sales price to the customer is based on the lower market price and offsets the gain.
In accordance with FASB ASC 815, Derivatives and Hedging, we designate these derivative contracts as fair value hedges and recognize them on our balance sheet at fair value. We also recognize offsetting changes in the fair value of the related firm purchase and sales commitment to which the hedge is attributable in earnings upon revenue recognition, which occurs at the time of delivery to our customers.

The potential for losses related to our hedging activities, given our hedging methodology, arises from the exchanges for our commodity hedges or customer defaults. In the event of a customer default, we might be forced to sell the commodities in the open market and absorb losses for the commodities. Our results of operations could be materially impacted by any counterparty or customer default, as we might not be able to collect money owed to us and/or our hedge might effectively be cancelled.

We use hedges for no purpose other than to avoid exposure to changes in commodity prices between when we buy a shipment of commodities from a supplier and when we deliver it to a customer. Our derivatives are not for purposes of trading in the futures market. We earn our gross profit margin through our business operations and not from the movement of commodity prices.
The Company’s assets and liabilities related to unrealized gains or losses on fair value hedges measured at fair value at December 31, 2024 and 2023 are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	December 31, 2024	December 31, 2023
Asset (liability) derivatives:		$’000	$’000
Unrealized loss on derivative contracts	Other current liabilities	(60)	—
Total		(60)	—
The table below summarizes the realized gain or (loss) on the Company’s derivative instruments and their location in the Consolidated Statement of Operations and Other Comprehensive Income / (Loss):

		For the Years Ended
Derivatives in hedging relationships	Location of Gain / (Loss) Recognized	December 31, 2024	December 31, 2023
		$’000	$’000
Unrealized loss on derivative contracts	Cost of goods sold	(275)	—
Total		(275)	—
From time to time we may enter into forward sales contracts that do not meet the definition or qualify for hedge accounting. Forward sales contracts are derivatives that were entered into to sell goods at a later date at a fixed or determinable price for a specific period. Forward sales contracts are recognized on the balance sheet at the value of the contract and the difference in the fair value and derivative liability is recorded as an unrealized gain on derivative contracts or unrealized loss on derivative contracts. If the underlying commodity price increases, we suffer a mark to market loss and have a derivative liability. Conversely, if the commodity price decreases, we have a hedging gain and recognize a unrealized gain on derivative contract.

As part of our business we also engage in the purchase, sale and distribution of food and feed products. If we do not have a matching sales contract related to such products, (for example, any commodity products that are unsold in our inventory), we have price risk that we currently do not or are unable to hedge. As such, any decline in pricing for such products may adversely impact our profitability.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
The follow table sets forth the fair value of derivatives not designated as hedging instruments as of at December 31, 2024 and 2023:

Derivatives	Balance Sheet Location	December 31, 2024	December 31, 2023
Asset (liability) derivatives:		$’000	$’000
Unrealized gain on derivative contracts	Other current assets	18,602	1,491
Derivative asset	Other current assets	93,520	47,180
Derivative asset	Other non-current assets	—	46,340
Derivative liability	Other current liabilities	(92,094)	(46,046)
Derivative liability	Other non-current liabilities	—	(46,048)
Total		20,028	2,917
The table below summarizes the realized gain or (loss) on the Company’s derivative instruments and their location in the Consolidated Statement of Operations and Other Comprehensive Income / (Loss):

		For the Years Ended
Derivatives	Location of Gain / (Loss) Recognized	December 31, 2024	December 31, 2023
		$’000	$’000
Unrealized gain on derivative contracts	Gain / (loss) on fair value remeasurement	17,111	1,491
Total		17,111	1,491
21.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 150,000 shares of common stock for issuance. As of December 31, 2024, 65,643 shares have been issued and 74,357 options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 250,000 shares of common stock for issuance. As of December 31, 2024, 242,404 shares have been issued and 6,893 option to purchase shares have been awarded under the 2023 Plan.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
2024 Plan
The Company’s board of directors and shareholders approved and adopted on October 27, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 750,000 shares of common stock for issuance. As of December 31, 2024, 401,936 shares have been issued under the 2024 Plan and nil option to purchase shares have been awarded under the 2024 Plan.
Common Stock Issuances
On January 5, 2023, the Company authorized the issuance of an aggregate of 3,131 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2022.
On March 27, 2023, the Company authorized the issuance of 284,881 shares of common stock to a Aggia for services rendered.
On April 5, 2023 the Company authorized the issuance of 2,974 shares of common stock to the members of the board of directors as compensation earned during the first quarter of 2023.
On May 10, 2023 the Company authorized the issuance of 13,965 shares of common stock to a consultant for services rendered.
On May 25, 2023, the Company authorized the issuance of 272,002 shares of common stock to Aggia for services rendered.
On June 30, 2023, the Company vested 85,472 shares of common stock to a consultant for services rendered.
On July 11, 2023, the Company authorized the issuance of an aggregate of 3,298 shares of common stock to the members of the board of directors as compensation earned during the second quarter of 2023.
On July 14, 2023, the Company issued 885,545 Restricted Share Awards to Aggia, with an effective issuance date of April 1, 2023.
On July 27, 2023, the Company authorized the issuance of 215,331 shares of common stock to Altium in exchange for the exercise of warrants.
On August 15, 2023, the Company authorized the issuance of 5,000 shares of common stock to a consultant for services rendered.
On September 25, 2023, the Company authorized the issuance of 22,727 shares of common stock in fees to a consultant for services rendered related to the SEPA.
On September 30, 2023, the Company vested 53,831 shares of common stock to to a consultant for services rendered.
On October 2, 2023, the Company authorized the issuance of an aggregate of 6,365 shares of common stock to the members of the board of directors as compensation earned during the third quarter of 2023.
On October 20, 2023, the Company authorized the issuance of 8,550 shares of common stock to consultants for services rendered.
On November 6, 2023, the Company authorized the issuance of 8,043 shares of common stock in connection with the conversion of notes payables.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
On November 14, 2023, the Company authorized the issuance of 15,911 shares of common stock in connection with the conversion of notes payables.
On November 29, 2023, the Company authorized the issuance of 23,732 shares of common stock in connection with the conversion of notes payables.
On December 13, 2023, the Company authorized the issuance of 27,132 shares of common stock in connection with the conversion of notes payables.
On December 19, 2023, the Company authorized the issuance of 26,791 shares of common stock in connection with the conversion of notes payables.
On December 19, 2023, the Company issued 202,260 RSA's to certain members of the board of directors, consultants and employees. Total RSA vested as a result of the departure of certain members of the board of directors were 17,640 shares for 2023. The remaining RSA vest ratably over 12 quarters with the first vesting starting on March 31, 2024.
On December 31, 2023, the Company vested 20,986 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.
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

Sadot Group Inc.
Notes to the Consolidated Financial Statements
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
On September 30, 2024, the Company vested 121,149 shares of common stock to Aggia as consulting fees earned during the third quarter of 2024.
On December 3, 2024, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with institutional investors (“Purchasers”) and issued an aggregate of $3.75 million aggregate principal amount of convertible senior notes due in 2025 (the “Notes”) for aggregate gross proceeds of approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company (the “Offering”). RBW Capital Partners LLC, offering all securities through Dominari Securities LLC, served as the exclusive placement agent for the Offering. The Offering closed on December 4, 2024. Pursuant to the Purchase Agreement, the Notes were issued with an original issue discount of 20%. The Notes will mature on December 4, 2025, unless earlier converted upon the satisfaction of certain conditions. The conversion price of the Notes is $4.10 per share of common stock. The Notes include a “Most Favored Nation” clause which grants to the Purchasers the right to claim better conversion terms should the Company provide such to any as long as the Notes are outstanding. The Purchasers will be prohibited from effecting a conversion of the Notes to the extent that, as a result of such conversion, a Purchaser would beneficially own more than 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. The Company agreed to register the shares of common stock underlying the Notes for resale under a Registration Statement on Form S-3, pursuant the Securities Act of 1933. The Notes contain a covenant prohibiting the Company to incur, guarantee or assume any indebtedness, other than certain permitted indebtedness, create or allow or suffer any mortgage, lien, security interest or other encumbrance on its property or assets , other than permitted liens, redeem, defease, repurchase, repay or make any payments in respect of any indebtedness if at the time such payment is due or is otherwise made or, after giving effect to such payment, an event of default under the Notes has occurred and is continuing, declare or pay any cash dividend or distribution on any stock or other equity interest of the Company, or make, any change in the nature of its business or modify its corporate structure or purpose. The Notes contain customary events of default and customary penalties for the Company’s failure to issue conversion shares on a timely basis. The Registration Rights Agreement contains customary penalties for our failure to file the registration statement or cause it to become effective on a timely basis and for certain other events.
On December 31, 2024, the Company vested 160,413 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2024.
Preferred Stock
Our authorized preferred stock consists of 10,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2024 there are no shares of preferred stock currently issued and outstanding.
Restricted Share Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. These RSA are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $3.125, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $1.25. Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. The total RSA's vested for Aggia in 2024 were 471,555.
At December 31, 2024, there were 640,329 restricted share awards outstanding awarded to employees, consultants and the board of directors.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
A summary of the activity related to the restricted share awards is presented below:

	Total	Weighted-average grant date fair value
		$
Unvested, December 31, 2022	—	—
Granted	1,087,806	12.50
Forfeited	—	—
Vested	(177,929)	12.50
Unvested at December 31, 2023	909,877	10.85
Granted	335,622	1.88
Forfeited	—	—
Vested	(605,170)	10.49
Unvested at December 31, 2024	640,329	6.49
Change in fair value of stock-based compensation on the Consolidated Statement of Operations and Other Comprehensive Loss is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. For the year ended December 31, 2024, Change in fair value of stock-based compensation was a gain of $4.1 million. For the year ended December 31, 2023, Change in fair value of stock-based compensation was a gain of $1.3 million.
See Note 17 – Commitments and contingencies for further details on Restricted Share Awards.
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
Options
On February 27, 2023, we issued options to purchase an aggregate of 53,107 shares of our common stock. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On March 15, 2023, we issued options to purchase 6,893 shares of our common stock. The options had an exercise price of $15.05 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.
On November 27, 2023, there were 10,000 shares forfeited upon the expiration of the options.
On December 21, 2023, there were 8,500 shares forfeited upon the departure of board members.
On January 21, 2024 there were 1,500 shares forfeited upon the expiration of the options.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2022	15.23	41,250	3.53	156
Granted	15.05	60,000	5.42	—
Exercised	—	—	N/A	—
Forfeited	33.94	(18,500)	N/A	—
Outstanding, December 31, 2023	10.91	82,750	4.26	—
Exercisable and vested, December 31, 2023	9.97	22,190	4.34	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	15.05	(1,500)	N/A	—
Outstanding, December 31, 2024	10.84	81,250	3.17	—
Exercisable and vested, December 31, 2024	10.03	36,926	3.07	—
The Company has estimated the fair value of the options using the Black-Scholes model using the following assumptions:

For the Year Ended December 31, 2024
Risk free interest rate	1.53-4.33%
Expected term (years)	5.00
Expected volatility	59.10-156.87%
Expected dividends	—
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

Sadot Group Inc.
Notes to the Consolidated Financial Statements
A summary of warrants activity is presented below:

	Weighted-average exercise price	Number of Warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2022	19.30	1,803,364	3.51	—
Granted	24.00	215,331	2.88	—
Exercised	10.00	(215,331)	2.90	215
Forfeited	43.60	(65,362)	N/A	—
Outstanding, December 31, 2023	19.69	1,738,002	2.61	—
Exercisable, December 31, 2023	19.69	1,738,002	2.61	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	31.47	(144,982)	N/A	—
Outstanding, December 31, 2024	18.62	1,593,020	1.82	—
Exercisable, December 31, 2024	18.62	1,593,020	1.82	—
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $6.7 million and $6.2 million, respectively for the years ended December 31, 2024 and 2023, of which $5.9 million and $5.4 million were stock-based consulting expenses paid to related party, $0.4 million and $0.5 million were given to consultants for services rendered, $0.1 million and $0.3 million were given to the board of directors and $0.3 million and $0.1 million were executive compensation.

22.    Related Party Transactions
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
As of December 31, 2024, Aggia owned 11.5% of the Company's common stock.

During the year ended December 31, 2024 and 2023, the Company recorded Stock-based consulting expense of $5.9 million and $5.4 million, respectively to its related party, Aggia for consulting services rendered.

Additionally, for the year ended December 31, 2024 and 2023, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $3.8 million and $3.2 million, respectively. See Note 17 – Commitments and contingencies for additional information.

Sadot Group Inc.
Notes to the Consolidated Financial Statements
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
23.    Subsequent Events
Board of Directors
On February 4, 2025, Jeff Carl resigned from the Board of Directors due to his professional experience being primarily focused on the restaurant industry. This will allow the Company to appoint a new director to the Board with experience that would better reflect the Company’s new business focus.
On February 20, 2025, the Company appointed Claudio Torres to its Board of Directors to fill a vacancy. Mr. Torres brings over 25 years of experience in the global agriculture industry, including senior leadership roles at Syngenta Group, Advanta Seeds and Monsanto.
On March 7, 2025, Kevin Mohan stepped down from his position as Chairman of the Board to allow Mark McKinney to assume the role of Chairman of the Board. Mr. McKinney has over 30 years of executive experience across multiple industries, having served as CEO, CFO and President for global organizations such as Local Bounti, Fruit Growers (Sunkist Cooperative), Dole Food Company and Al Ghurair Foods spanning six countries and three continents.
Employment Agreements
On February 10, 2025, the Company and Sadot Brasil Ltda. (“Sadot Brasil”), the Company’s wholly owned subsidiary, entered into an Employment Agreement with Catia Jorge effective February 10, 2025, to serve as Chief Executive Officer of both the Company and Sadot Brasil. See Note 17 – Commitments and contingencies for further details.

On February 9, 2025 the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will transition to the role of Chief Governance and Compliance Officer, reporting directly to the Company’s Chief Executive Officer. See Note 17 – Commitments and contingencies for further details.

On February 9, 2025 the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. See Note 17 – Commitments and contingencies for further details.