Form 10-Q
period 2025-03-31
Sadot Group Inc.
filed 2025-05-14
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 14, 2025, was 6,213,686.

Sadot Group Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sadot Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024
	$’000	$’000
ASSETS
Current assets:
Cash	1,940	1,786
Accounts receivable, net of allowance for doubtful accounts of $0.3 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively	47,751	18,014
Inventory	271	717
Assets held for sale	4,915	5,196
Other current assets	16,925	126,966
Total current assets	71,802	152,679
Property and equipment, net	11,793	11,820
Other non-current assets	149	155
Total assets	83,744	164,654
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	36,682	28,019
Notes payable, current, net of discount of $0.7 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively	10,911	7,390
Deferred revenue, current	74	2,251
Liabilities held for sale	2,128	2,333
Other current liabilities	139	92,177
Total current liabilities	49,934	132,170
Other non-current liabilities	105	111
Total liabilities	50,039	132,281
Equity:
Common stock, $0.0001 par value, 20,000,000 shares authorized, 5,412,500 and 5,225,147 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	113,004	112,406
Accumulated deficit	(82,249)	(83,187)
Accumulated other comprehensive loss	(113)	(27)
Total Sadot Group Inc. shareholders' equity	30,643	29,193
Non-controlling interest	3,062	3,180
Total stockholders’ equity	33,705	32,373
Total liabilities and stockholders’ equity	83,744	164,654

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	$’000	$’000
Commodity sales	132,168	106,507
Cost of goods sold	(126,156)	(103,697)
Gross profit	6,012	2,810
Depreciation and amortization expenses	(27)	(91)
Stock-based expenses	(1,428)	(796)
Sales, general and administrative expenses	(3,081)	(1,393)
Income from operations	1,476	530
Interest expense, net	(1,541)	(228)
Change in fair value of stock-based compensation	778	476
Income for continuing operations before income tax	713	778
Income tax expense	—	(1)
Net income for continuing operations	713	777
Discontinued Operations:
Income / (loss) for discontinued operations, net of income tax	107	(1,090)
Net income / (loss) for discontinued operations	107	(1,090)
Net income / (loss)	820	(313)
Net loss attributable to non-controlling interest	118	48
Net income / (loss) attributable to Sadot Group Inc.	938	(265)

Net income from continuing operations per share attributable to Sadot Group Inc.:
Basic	0.16	0.20
Diluted	0.16	0.20

Net income / (loss) from discontinued operations per share:
Basic	0.02	(0.26)
Diluted	0.02	(0.26)

Weighted-average # of common shares outstanding:
Basic	5,227,444	4,186,905
Diluted	5,245,864	4,186,905

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss)
(Unaudited) (Continued)

	Three Months Ended March 31,
	2025	2024
	$’000	$’000
Net income / (loss)	820	(313)
Other comprehensive income / (loss)
Foreign exchange translation adjustment	2	—
Unrealized loss	(88)	(60)
Total other comprehensive loss	(86)	(60)
Total comprehensive income / (loss)	734	(373)
Comprehensive loss attributable to non-controlling interest	118	48
Total Comprehensive income / (loss) attributable to Sadot Group Inc.	852	(325)

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

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited) (Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total
	Shares	Amount
		$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2024	5,225,147	1	112,406	(83,187)	(27)	3,180	32,373
Common stock issued as compensation for services	113,416	—	315	—	—	—	315
Stock based compensation - vesting of options and restricted stock awards	73,937	—	283	—	—	—	283
Foreign exchange translation adjustment	—	—	—	—	2	—	2
Unrealized loss	—	—	—	—	(88)	—	(88)
Net income / (loss)	—	—	—	938	—	(118)	820
Balance at March 31, 2025	5,412,500	1	113,004	(82,249)	(113)	3,062	33,705

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	$’000	$’000
Cash Flows from Operating Activities
Net income / (loss)	820	(313)
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	27	91
Amortization of debt discount	406	—
Stock-based expenses	1,428	796
Gain / (loss) on fair value remeasurement	18,602	(3,259)
Change in fair value of stock-based compensation	(778)	476
Bad debt expense	164	77
Changes in operating assets and liabilities:
Accounts receivable, net	(29,900)	29,668
Inventory	446	(27)
Other current assets	91,387	3,816
Other non-current assets	—	5
Accounts payable and accrued expenses	8,664	(26,646)
Other current liabilities	(92,154)	(3,208)
Other non-current liabilities	115	—
Deferred revenue	(2,177)	1,031
Total adjustments	(3,770)	2,820
Net cash provided by / (used in) operating activities	(2,950)	2,507
Net cash provided by operating activities - discontinued operations	8	104
Cash Flows from Investing Activities
Disposal of property and equipment	—	29
Net cash provided by investing activities	—	29
Net cash provided by investing activities - discontinued operations	—	29
Cash Flows from Financing Activities
Proceeds from notes payable	4,581	1,500
Repayments of notes payable	(1,467)	(4,261)
Net cash provided by / (used in) financing activities	3,114	(2,761)
Net cash used in financing activities - discontinued operations	(20)	(36)
Foreign exchange translation adjustment	2	(12)
Net Increase (Decrease) in Cash	154	(140)
Cash – beginning of period	1,786	1,354
Cash – end of period	1,940	1,214

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	1,807	495

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Business Organization and Nature of Operations
Sadot Group Inc. ("Sadot Group" or "SGI" or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022, SGI transformed from a U.S.-centric restaurant business into a global organization focused on the Agri-food commodity supply chain. Sadot Group is headquartered in Burleson, Texas with subsidiary operations throughout the United States, Brazil, Canada, Colombia, India, Israel, South Korea, Singapore, Ukraine, United Arab Emirates and Zambia.
As of March 31, 2025, Sadot Group consisted of one distinct operating unit and one discontinued operations.

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
Sadot Restaurant Group, LLC ("Sadot Food Services"): had three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. As of the end of 2024 the Company only operates as the franchisor for Pokémoto and Muscle Maker Grill restaurants.This entire operating segment was identified as held for sale and reported as discontinued operations. Please see Note 3 – Assets held for sale and Note 4 – Discontinued operations for further details.
Sadot Group Inc. and its subsidiaries are hereinafter referred to as the “Company”.

Recent Corporate Developments
On March 26, 2025, SGI launched Sadot South Korea, marking a significant step in Sadot’s strategic expansion into Northeast Asia, using South Korea’s strong logistics and trade infrastructure as a hub for global agri-trade activities.
Liquidity

The Company's primary source of liquidity is cash on hand. As of March 31, 2025, the Company had a cash balance, a working capital surplus and an accumulated deficit of $1.9 million, $21.9 million, and $82.2 million, respectively. During the three months ended March 31, 2025, the Company generated Net income of $0.8 million. The Company had Net cash used in operations of $2.9 million for the three months ended March 31, 2025. While the Company maintains a base of current assets, including inventories and receivables, the timing and certainty of converting these assets into cash has presented operational challenges.

The Company continues to manage its liquidity needs through ongoing collection efforts, working capital optimization strategies, and active engagement with financing partners. While there is uncertainty around the precise timing of cash inflows, management believes that its current asset base, proceeds from our factoring arrangement and access to additional sources of liquidity, if necessary, provide flexibility to support ongoing operations in the near term.
Under the factoring agreement, certain eligible receivables may be sold with recourse in exchange for an upfront advance of 85% of the net invoice value, with the remaining amount remitted upon collection, less applicable fees and reserves.

While the Company maintains sufficient working capital through its accounts receivable and factoring capacity, we are currently experiencing delays in converting receivables into cash, which may impact the timing of our available liquidity. We continue to actively manage collections and factoring utilization to address short-term liquidity needs and ensure ongoing operational funding.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Cash	1,940	1,786
Accounts Receivable, net	47,751	18,014
Inventory	271	717
Other current assets(1)	16,925	126,966
Assets held for sale(2)	4,915	5,196
Total current assets	71,802	152,679
Accounts payable and accrued expenses	36,682	28,019
Notes payable, net	10,911	7,390
Other current liabilities(3)	213	94,428
Liabilities held for sale(4)	2,128	2,333
Total current liabilities	49,934	132,170
Working capital(5)	21,868	20,509
Current ratio(6)	1.44	1.16
(1) Consists of VAT, prepaid expenses, derivative assets, unrealized gain on derivative contracts, deposit on farmland and deposit on acquisition
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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of March 31, 2025, and for the three months ended March 31, 2025, and 2024. The results of operations for the three months ended March 31, 2025, and 2024 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2025. The Balance Sheet as of December 31, 2024, has been derived from the Company’s audited Financial Statements.
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
Reclassification of Fair Value Gains from Other Income
During the three months ended March 31, 2025, the Company reclassified gains previously recognized in Other income related to the fair value remeasurement of certain financial instruments into Cost of goods sold ("COGS"). The reclassification was made to better reflect the nature and function of these instruments, which are economically linked to the Company’s inventory procurement, sales activities and to be consistent with our competitors. Management determined that presenting the related gains in COGS more accurately reflects the impact of these instruments on the Company’s gross margin and provides more decision-useful information to financial statement users. This change in presentation had no impact on net income, total comprehensive income, or earnings per share for the period.
The table below summarizes the effect of the reclassification on the Unaudited Condensed Consolidated Statement of Income and Other Comprehensive Income / (Loss) for the three months ended March 31, 2024:

	As Previously Reported	Reclassification	As Reclassified	% Change
	$’000	$’000	$’000	%
Cost of goods sold	(106,945)	3,248	(103,697)	(3.0)%
Gross profit / (loss)	(438)	3,248	2,810	741.6%
Gain on fair value remeasurement	3,259	(3,259)	—	(100.0)%
Loss on hedge contracts	(11)	11	—	(100.0)%
Net Income	(313)	—	(313)	—%
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
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2025 or December 31, 2024.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Accounts Receivable
Accounts Receivable consists of receivables related to Sadot Agri-Foods of $47.8 million and $18.0 million net of doubtful accounts of $0.3 million and $0.1 million as of March 31, 2025, and December 31, 2024, respectively.
From time to time the Company may set aside and/or assign accounts receivables towards the acquisition of various assets. The net Accounts Receivable balance of $47.8 million and $18.0 million at March 31, 2025 and December 31, 2024, includes $13.4 million in receivables that the Company plans to assign to a third party, which is expected to be paid in assets other than cash. The Company and the third party are in negotiations regarding the timing and nature of the assets to be received, and the Company continues to evaluate the balance for expected losses. As of March 31, 2025, the Company deemed it would receive assets valued at the full balance.
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
Factoring Agreements
As of March 31, 2025, the Company’s total borrowings include $3.8 million related to a factoring arrangement under which the Company transfers certain trade receivables to a third-party financial institution with recourse. The Company retains the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, Transfers and Servicing, and is accounted for as a secured borrowing.

Under this arrangement, the Company received $3.5 million in cash advances, which are included in Notes Payable on the Unaudited Condensed Consolidated Balance Sheets. The transferred receivables, with a carrying value of $4.1 million as of March 31, 2025, remain recorded in Accounts receivable, as the Company has not surrendered control over the assets. The difference of $0.6 million primarily reflects the advances held by the factor of $0.3 million and factoring fees of $0.3 million.

Factoring fees incurred in connection with the arrangement are deferred and amortized over the expected life of the borrowing as Interest expense, net in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss). The Company continues to service the receivables under the arrangement but has no obligation to repurchase the receivables except in cases of customer nonpayment. The Company remains exposed to credit losses related to factored receivables and maintains an allowance for doubtful accounts as appropriate.

As of March 31, 2025, the Company has pledged $4.1 million of accounts receivable as collateral under this facility.
Inventory
Inventory, which are stated at the lower of cost or net realizable value, related to Sadot Agri-foods was $0.3 million and $0.7 million as of March 31, 2025 and December 31, 2024, respectively. Cost is determined using the first-in, first-out method.
Assets held for sale
In the first quarter of 2024, the Company classified its Sadot food services segment as held for sale.
Assets and liabilities of disposal group(s) are classified as held for sale when:
•management, having the authority to approve action, commits to a plan to sell,
•the disposal group(s) are available for immediate sale in present condition,

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
As of March 31, 2025 and December 31, 2024, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.
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
Commodity Sales
Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by the bill of lading, physical delivery or completion of the sale contract and the invoice is prepared and submitted to the customer. During the three months ended March 31, 2025 and 2024, the Company recorded Commodity sales revenues of $132.2 million and $106.5 million, respectively, which is included in Commodity sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Deferred Revenue
Deferred revenue primarily includes initial franchise fees received by the Company and revenue from forward sales contracts and prepayments received for future trades. Deferred revenue related to Sadot Food Services is recognized in income over the life of the franchise. If a franchise location closes or a franchise agreement is terminated for any reason,

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
the remaining deferred revenue will be recognized in full at that time. Deferred revenue related to Sadot Agri-Foods is recognized at the completion of each commodity forward sales contract agreement.
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. The consulting fees due to Aggia are related to ongoing Sadot Agri-Foods and expansion of the global agri-foods business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023, the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 17 – Commitments and contingencies for further details. Stock-based expenses for the three months ended March 31, 2025 and 2024 were $1.4 million and $0.8 million, respectively, and are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
The following securities are excluded from the calculation of weighted average diluted common shares at March 31, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Warrants	1,586,449	1,705,637
Options	80,456	81,250
RSAs	494,047	924,369
Convertible debt	914,634	911,262
Total potentially dilutive shares	3,075,586	3,622,518
The following table sets forth the computation of basic and dilutive net income / (loss) per share attributable to the Company’s stockholders:

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2025	2024
(In thousands, except for share count and per share data)
Net income / (loss) attributable to Sadot Group Inc.	938	(265)
Weighted-average shares outstanding:
Basic	5,227,444	4,186,905
Effect of potentially dilutive RSAs	18,420	—
Diluted	5,245,864	4,186,905

Net income for continuing operations per share attributable to Sadot Group Inc.:
Basic	0.16	0.20
Diluted	0.16	0.20

Net income / (loss) from discontinued operations per share attributable to Sadot Group Inc.:
Basic	0.02	(0.26)
Diluted	0.02	(0.26)

Net income / (loss) per share attributable to Sadot Group Inc.:
Basic	0.18	(0.06)
Diluted	0.18	(0.06)
Major Vendors
The following table sets forth the major vendors to purchase commodities for resale, purchase inputs for farming operations and distribute food products to their Company-owned restaurants:

	Three Months Ended March 31,
	2025	2024
Number of vendors	3	5
Type	Commodities	Commodities
% of purchases	97%	95%
Major Customers
The following table sets forth the major customers:

	Three Months Ended March 31,
	2025	2024
Number of customers	1	4
Type	Commodities	Commodities
% of sales	92%	79%
Derivative Instruments

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company recognizes all derivatives in the balance sheet at fair value. During the three months ended March 31, 2025 and 2024, the Company’s derivatives were comprised of Forward sales contracts for soybeans, carbon offset units, and futures and options of food and feed related commodities, traded on the Chicago Mercantile Exchange ("CME"). Derivatives that do not meet the requirements for hedge accounting to be applied per FASB ASC 815, Derivatives and Hedging, are adjusted to fair value through earnings. If the derivative does meet the criteria in ASC 815 to use hedge accounting, depending upon the nature of the hedge, the effective portion of changes in the fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings.
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
Currency Translation Differences
Transactions in foreign currencies are remeasured in the functional currency of the related consolidated company at the average foreign exchange rates for income and expenses. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the foreign exchange rate ruling as of the reporting period end date. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are remeasured to the functional currency at foreign exchange rates ruling at the dates the fair value was determined. Foreign exchange differences arising on remeasurement are recognized in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) under Foreign exchange translation adjustment.
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
Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s farming consolidated entity. The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE (“variable interest entities”). These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company has no VIEs at March 31, 2025 and December 31, 2024. The amount of net loss attributable to Non-controlling interests is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss).
Discontinued Operations
As part of the Company’s stated strategy to pivot its focus to the global food supply chain sector, the Company spent 2024 fully engaged in the restructuring of Sadot Food Services. By refranchising company-owned units and closing underperforming locations while growing Pokémoto through franchising, the Company continued its restructuring efforts with the goal of reducing annualized restaurant operating expenses and overhead while potentially increasing franchise royalty revenue at Pokémoto. In early Q4 of 2024 the Company was able to close its last two corporate owned stores and reclassified the rest of Sadot Food Services to discontinued operations. The amount of loss from discontinued operations is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss). For details related to Discontinued operations, see Note 4 – Discontinued operations.
Recent Accounting Pronouncements
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Entities can adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
Subsequent Events
The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 23 – Subsequent events.
3.    Assets Held For Sale
2024 Disposal group held for sale
After launching Sadot Agri-Foods, the Company made the decision to explore the option of selling a portion of our restaurant operations. During the first quarter of 2024, the Company entered into an agreement with a brokerage firm to have the exclusive rights to offer and sell the Muscle Maker Grill and Pokémoto franchise business and potentially some of the corporate-owned restaurants. Accordingly, the assets and liabilities related to the restaurant operations were classified as held for sale in the Company’s Consolidated Balance Sheets. Throughout most of 2024, the Company considered retaining some Company owned stores due to location and potential training centers that posed challenges for sale.
However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores, and have a sale pending for the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, we have deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company performed an impairment test on the net assets of the restaurant operations as of March 31, 2025, noting the carrying amount was less than the fair value less cost to sell.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following presents the major classes of assets and liabilities for the Sadot Food Services reporting unit held for sale:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Cash	33	266
Accounts receivable, net of allowance for doubtful accounts of $21.2 thousand and $0.2 million as of March 31, 2025 and December 31, 2024, respectively	136	170
Other current assets	45	52
Property and equipment, net	6	6
Goodwill	1,798	1,798
Other non-current assets	182	189
Intangible assets, net	2,715	2,715
Assets held for sale	4,915	5,196

Accounts payable and accrued expenses	423	149
Notes payable, current	70	79
Operating lease liability, current	—	138
Deferred revenue, current	124	125
Other current liabilities	—	243
Notes payable, non-current	531	542
Deferred revenue, non-current	980	1,057
Liabilities held for sale	2,128	2,333
Sadot Food Services had the following pre-tax income and losses:

	Three Months Ended March 31,
	2025	2024
	$’000	$’000
Sadot Food Services Net Income / (Loss) Before Income Tax	107	(1,090)
Sadot Food Services was comprised of two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, as well as a subscription-based fresh prep meal concept, SuperFit Foods. On August 1, 2024, SuperFit Foods was sold for $0.2 million with a minimal gain on the sale.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
4.    Discontinued Operations
After launching Sadot Agri-Foods, the Company made the decision to explore the option of selling a portion of our restaurant operations. During the first quarter of 2024, the Company entered into an agreement with a brokerage firm to have the exclusive rights to offer and sell the Muscle Maker Grill and Pokémoto franchise business and potentially some of the corporate-owned restaurants. Accordingly, the assets and liabilities related to the restaurant operations were classified as held for sale in the Company’s Consolidated Balance Sheets. Throughout most of 2024, the Company considered retaining some Company owned stores due to location and potential training centers that posed challenges for sale.
However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores, and have a sale pending for the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, we have deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company performed an impairment test on the net assets of the restaurant operations as of March 31, 2025, noting the carrying amount was less than the fair value less cost to sell. The amount of loss from discontinued operations is disclosed in the Unaudited Consolidated Statements of Income and Other Comprehensive Income / (Loss).
Discontinued operations were as follows:

	Three Months Ended March 31,
	2025	2024
	$’000	$’000
Revenues	394	1,429
Cost of goods sold	—	(1,331)
Gross profit	394	98
Depreciation and amortization expenses	—	(189)
Franchise advertising fund expenses	(22)	(15)
Post-closing expenses	40	(19)
Sales, general and administrative expenses	(300)	(703)
Income / (loss) from discontinued operations	112	(828)
Interest expense, net	(5)	(262)
Income / (loss) from discontinued operations before income tax	107	(1,090)
Income tax benefit / (expense) from discontinued operations	—	—
Income / (loss) from discontinued operations	107	(1,090)

5.    Allowance for Credit Losses on Accounts Receivable
For the periods ended March 31, 2025 and December 31, 2024, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Balance at beginning of period	105	173
Adjustments related to Sadot food services	—	54
Adjustments related to Sadot agri-foods	164	28
Transferred to assets held for sale	—	(150)
Balance at end of period	269	105

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Other Current Assets
At March 31, 2025 and December 31, 2024, the Company’s other current assets consists of the following:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Prepaid expenses	1,877	1,911
Other receivables	80	82
Derivative assets, current	—	93,520
Derivative contracts	—	18,602
Notes receivable, current	6,279	6,999
Deposit on farmland	5,852	5,852
Deposit on acquisition	2,837	—
Other Current Assets	16,925	126,966
Deposit on farmland consists of funds paid as a deposit with the intent to acquire farmland in Indonesia by Sadot Agri-Foods. Deposit on acquisition consists of funds paid as a deposit related to a potential strategic transaction. The deposits were made in accordance with the terms of a preliminary agreement and are refundable under certain conditions. The transactions remains subject to customary closing conditions, including regulatory approvals and final documentation.
7.    Other Non-Current Assets
At March 31, 2025 and December 31, 2024, the Company’s other non-current assets consist of the following:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Security deposits	22	23
Right to use assets	127	132
Other non-current assets	149	155
8.    Property and Equipment, Net
As of March 31, 2025 and December 31, 2024, Property and equipment consist of the following:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Furniture and equipment	232	232
Vehicles	215	215
Leasehold improvements	11	11
Land and land improvements	11,766	11,766
Construction in process	6	6
Property and equipment, gross	12,230	12,230
Less: accumulated depreciation	(437)	(410)
Property and equipment, net	11,793	11,820

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Depreciation expense amounted to $27.0 thousand and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of nil and $0.1 million during the three months ended March 31, 2025 and 2024, respectively, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income / (Loss).
9.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 5 to 10 years. In 2024, the Company moved the remaining intangible assets to Assets held for sale and as a result of the reclassification, the Company stopped amortizing these assets. See Note 3 – Assets held for sale for additional information.
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2023	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at March 31, 2024	Intangible assets, net at December 31, 2024	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at March 31, 2025
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Pokémoto	83	—	(9)	(74)	—	—	—	—	—	—
Franchisee License Pokémoto	2,045	—	(69)	(1,976)	—	—	—	—	—	—
Proprietary Recipes Pokémoto	705	—	(40)	(665)	—	—	—	—	—	—
	2,833	—	(118)	(2,715)	—	—	—	—	—	—
Amortization expense related to intangible assets was nil and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokémoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31 2023	—	1,798	—	1,798
Impairment of goodwill	—	(1,798)	—	(1,798)
Goodwill, net at March 31, 2024	—	—	—	—
Goodwill, net at December 31, 2024	—	—	—	—
Transfer to assets held for sale	—	—	—	—
Goodwill, net at March 31, 2025	—	—	—	—

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
10.    Accounts Payables and Accrued Expenses
Accounts payables and accrued expenses consist of the following:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Accounts payable	3,365	2,187
Accrued payroll and bonuses	812	690
Accrued expenses	3,032	51
Accrued interest expenses	2	7
Accrued professional fees	157	249
Accounts payable commodities	29,312	24,833
Sales taxes payable	2	2
	36,682	28,019
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

In connection with the SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 in the principal amount of $3.0 million and the balance of $1.0 million on October 30, 2023. The purchase price for the Pre-Paid Advance is 94.0% of the principal

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the initial closing of the Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $11.1495 or 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $3.30 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 49.9% of the outstanding shares of the common stock of the Company. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $500,000 plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”). The Note was paid in full in 2024.

Factoring agreement

As of March 31, 2025, $3.8 million of the Company’s total $10.9 million in notes payable relates to a factoring arrangement accounted for as a secured borrowing. Under the arrangement, accounts receivables with a carrying value of $4.1 million were pledged as collateral. The Company remains exposed to credit risk on the pledged receivables.
Notes Payable
The Company repaid a total amount of $1.5 million and $4.3 million during the three months ended March 31, 2025 and 2024, respectively, of the notes payable. The company entered into new loans in the amount of $4.6 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the Company had an aggregate amount of $10.9 million in notes payable, net. The notes had interest rates ranges between 3.75% - 39.00% per annum, due on various dates through December 2025.
As of March 31, 2025, the Company has outstanding short-term secured debt in the form of notes payable totaling $1.8 million, which is included in the $10.9 million in notes payable, net. The effective interest rate on the short-term secured debt ranges between 21.20% - 39.00%.
The maturities of notes payable as of March 31, 2025, are as follows:

Principal Amount
$’000
4/1/25-3/31/26	11,647
4/1/26-3/31/27	—
4/1/27-3/31/28	—
Thereafter	—
Total maturities	11,647
Less discount	(736)
Notes payable, net	10,911
12.    Leases
The Company’s leases consist of restaurant locations and corporate offices. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-5 years and most leases included the option to extend the lease for an additional 5 years.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The total lease cost associated with right of use assets and operating lease liabilities was $14.0 thousand and nil for the three months ended March 31, 2025 and 2024, respectively, and has been recorded in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) as Cost of goods sold.
Right to use asset and operating lease liabilities decreased due to the refranchising, selling and closure of all of our corporate owned locations by March 31, 2025.
The assets and liabilities related to the Company’s leases were as follows:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Assets
Total lease assets	127	132
Transferred to assets held for sale	—	—
Right to use asset	127	132
Liabilities
Total lease liabilities	129	272
Transferred to liabilities held for sale	—	(138)
Operating leases – current	24	23
Operating leases – non-current	105	111
The table below presents the future minimum lease payments under the noncancellable operating leases as of March 31, 2025:

Total
$’000
Fiscal Year:
04/01/2025-3/31/2026	45
04/01/2026-03/31/2027	45
04/01/2027-03/31/2028	45
04/01/2028-03/31/2029	45
04/01/2029-03/31/2030	—
Thereafter	—
Total lease payments	180
Less imputed interest	(51)
Present value of lease liabilities	129
The Company’s lease term and discount rates were as follows:

As of March 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	4.03
Weighted-average discount rate
Operating leases	18.0%

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
13.    Deferred Revenue
The Company's deferred revenue consists of the following:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Deferred revenues, net	74	2,251
Less: deferred revenue, current	(74)	(2,251)
Deferred revenues, non-current	—	—
Deferred revenue related to commodity forward sales contracts and prepayments on future trades were $0.1 million and $2.3 million, as of March 31, 2025 and December 31, 2024, respectively.
14.    Other Current Liabilities
Other current liabilities consist of the following:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Derivative contracts	115	60
Operating lease liability, current	24	23
Derivative liability, current	—	92,094
	139	92,177

15.    Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Operating lease liability, non-current	105	111
	105	111

16.    Income Taxes
The income tax expense for the periods shown consist of the following:

	Three Months Ended March 31,
	2025	2024
	$’000	$’000
Income tax expense	—	1

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company’s effective tax rate for the periods shown, are as follows:

	As of
	March 31, 2025	December 31, 2024
Effective income tax rate	—%	0.1%
In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. The Company recorded no income tax expense for the three months ended March 31, 2025, resulting in an effective tax rate of 0%.

The 0% effective tax rate for the current period is primarily attributable to the continued utilization of net operating loss carryforwards. The deferred tax asset ("DTA") related to these NOLs is subject to a full valuation allowance which was previously recorded. As a result, although there is current period income, the corresponding income tax expense is offset by a reduction in the valuation allowance, resulting in no net income tax expense. The Company continues to maintain a full valuation allowance against its deferred tax assets as it has not yet concluded that it is more likely than not that the deferred tax assets will be realized

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as unrecognized benefits. A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC Topic 740. The Company believes there are no uncertain tax positions in prior year tax filings and therefore it has not recorded a liability for unrecognized tax benefits.

In accordance with ASC Topic 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net”. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2015.
17.    Commitments and Contingencies
Forward Purchase and Sales Contracts
On November 24, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 Metric Tons (“MTs”) of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in May 2025, which is the executed contract date. The acquisition price for these MTs is $662 per MT, or $46.3 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815. On March 20, 2025, the Company settled this contract for a realized gain of $10.5 million, of which $9.3 million were recorded as unrealized gains in prior periods, with a total impact of $1.2 million in the current quarter.

On December 6, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 Metric Tons (“MTs”) of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in November/December 2024, which is the executed contract date. The acquisition price for these MTs is $674 per MT, or $47.2 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815. On March 20, 2025, the Company settled this contract for a realized gain of $11.1 million, of which $9.3 million were recorded as unrealized gains in prior periods, with a total impact of $1.8 million in the current quarter.

Refer to Note 2 – Significant accounting policies, Note 19 – Fair value measurement and Note 20 – Financial instruments for additional information regarding the Derivative liability.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Consulting Agreements
On November 14, 2022 (the “Effective Date”), the Company, Sadot LLC and Aggia LLC FC, a company formed under the laws of United Arab Emirates (“Aggia”) entered into a Services Agreement (the “Services Agreement”) whereby Sadot LLC engaged Aggia to provide certain advisory services to Sadot Agri-Food for creating, acquiring and managing Sadot Agri Foods' business of wholesaling food and engaging in the purchase and sale of physical food commodities.
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
Additionally, for the three months ended March 31, 2025, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods' of $0.8 million. For the three months ended March 31, 2024, operating costs related to Sadot Agri-Foods' of $1.1 million.
Sales Taxes
The Company had accrued a sales tax liability for approximately $2.0 thousand and $2.0 thousand as of March 31, 2025, and December 31, 2024, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner.
Litigations, Claims and Assessments
On March 21, 2025, Cropit Farming Limited ("Cropit") commenced legal proceedings against our subsidiary, Sadot LLC, in the Commercial Registry of the High Court of Zambia. The complaint alleges that certain agreements between the

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
parties are invalid under Zambian law, and seeks rescission of these agreements, return of assets, and damages of approximately $6.7 million USD and 0.2 million Zambian Kwacha ($6.0 thousand USD as of March 31, 2025).
Sadot LLC has filed a response denying all allegations and has asserted substantial counterclaims. The counterclaims seek a declaration that the agreements are valid and enforceable, specific performance of the agreements, injunctive relief to protect contractual rights, damages for breach of contract, reputational damages, damages for loss of use of land, punitive damages of approximately 5.0 million Zambian Kwacha ($0.2 million USD as of March 31, 2025), interest, and costs.
The matter was scheduled for a Status Conference on May 9, 2025, which has been adjourned to June 13, 2025. Sadot LLC is preparing to file an application to stay proceedings and refer the matter to arbitration pursuant to the dispute resolution mechanism in the parties' agreement, as well as seeking injunctive relief to protect its interests in the joint venture.
Management, in consultation with legal counsel, believes Sadot LLC has reasonably favorable prospects of success with respect to this matter and intends to vigorously defend against the claims while pursuing its counterclaims. Based on current information, management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial position or results of operations. However, litigation is inherently unpredictable, and we cannot provide assurances regarding the outcome.
The Company has not recorded any material liabilities in connection with this matter as a loss is neither probable nor reasonably estimable at this time. The Company will continue to evaluate this matter and will establish reserves if and when appropriate.
On November 7, 2024, Lombard Trading International Corp. filed an Amended Complaint against the Company and Sadot Latam, LLC in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01). The Amended Complaint alleges unjust enrichment, conversion, fraud, conspiracy and civil theft related to a commodities transaction. The plaintiff claims that the Company failed to pay upon delivery of certain goods and is seeking damages in the amount of $7.4 million. The Company has not received the goods and has not received the Bills of Lading that were contractually required for the transaction to be completed. The Company denies these allegations and intends to vigorously defend against the claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the potential loss at this time. Therefore, no contingent liability has been recorded as of March 31, 2025.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
The following table sets forth the results of operations for the relevant segments for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	132,168	—	132,168
Cost of goods sold	—	(126,156)	—	(126,156)
Gross profit	—	6,012	—	6,012
Depreciation and amortization expenses	—	(26)	(1)	(27)
Stock-based expenses	—	—	(1,428)	(1,428)
Sales, general and administrative expenses	—	(1,785)	(1,296)	(3,081)
Income / (loss) from operations	—	4,201	(2,725)	1,476
Interest income / (expense), net	—	(754)	(787)	(1,541)
Change in fair value of stock-based compensation	—	—	778	778
Income / (loss) for continuing operations before income tax	—	3,447	(2,734)	713
Income tax expense	—	—	—	—
Net income / (loss) for continuing operations	—	3,447	(2,734)	713
Income for discontinued operations, net of income tax	107	—	—	107
Net income / (loss)	107	3,447	(2,734)	820
Net loss attributable to non-controlling interest	—	118	—	118
Net income / (loss) attributable to Sadot Group Inc.	107	3,565	(2,734)	938
Total assets	4,915	77,001	1,828	83,744

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the results of operations for the relevant segments for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	106,507	—	106,507
Cost of goods sold	—	(103,697)	—	(103,697)
Gross profit	—	2,810	—	2,810
Depreciation and amortization expenses	—	(91)	—	(91)
Stock-based expenses	—	—	(796)	(796)
Sales, general and administrative expenses	—	(731)	(662)	(1,393)
Income / (loss) from operations	—	1,988	(1,458)	530
Interest income / (expense), net	—	(407)	179	(228)
Change in fair value of stock-based compensation	—	—	476	476
Income / (loss) for continuing operations before income tax	—	1,581	(803)	778
Income tax expense	—	—	(1)	(1)
Net income / (loss) for continuing operations	—	1,581	(804)	777
Loss for discontinued operations, net of income tax	(1,090)	—	—	(1,090)
Net income / (loss)	(1,090)	1,581	(804)	(313)
Net loss attributable to non-controlling interest	—	48	—	48
Net income / (loss) attributable to Sadot Group Inc.	(1,090)	1,629	(804)	(265)
Total assets	6,950	142,673	904	150,527
In 2024, assets related to our Sadot food services segment met the criteria for classification as Assets held for sale. For additional information, see Note 2 – Significant accounting policies, Note 3 – Assets held for sale and Note 4 – Discontinued operations.
The Company will continue to evaluate its operating segments and update as necessary.
19.    Fair Value Measurement
The following tables presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial liabilities:
Derivative contracts	—	115	—	115
	—	115	—	115

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Derivative asset	—	93,520	—	93,520
Derivative contracts	—	18,602	—	18,602
	—	112,122	—	112,122
Financial liabilities:
Derivative liability	—	92,094	—	92,094
Derivative contracts	—	60	—	60
	—	92,154	—	92,154
There were no transfers between fair value levels during the three months ended March 31, 2025.
See Note 17 – Commitments and contingencies and Note 20 – Financial instruments for details related to the Derivative liability being fair valued using Level 2 inputs.
Derivative Liability
The Derivative liability is primarily related to open hedging positions as of March 31, 2025. The fair value of the Derivative liability is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. Please refer to Note 2 – Significant accounting policies for additional information on ASC 815 leveling.

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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

We use hedges for no purpose other than to avoid exposure to changes in commodity prices between when we buy a shipment of commodities from a supplier and when we deliver it to a customer. Our derivatives are not for purposes of trading in the futures market. We earn our gross profit margin through our business operations and not from the movement of commodity prices.
The Company’s assets and liabilities related to unrealized gains or losses on fair value hedges measured at fair value at March 31, 2025 and December 31, 2024 are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	March 31, 2025	December 31, 2024
Asset (liability) derivatives:		$’000	$’000
Derivative contracts	Other current liabilities	(115)	(60)
Total		(115)	(60)
The table below summarizes the realized gain or (loss) on the Company’s derivative instruments that are designated as fair value hedges and their location in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss):

		Three Months Ended March 31,
Derivatives in hedging relationships	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	(136)	(11)
Total		(136)	(11)
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

The follow table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2025 and December 31, 2024:

Derivatives	Balance Sheet Location	March 31, 2025	December 31, 2024
Asset (liability) derivatives:		$’000	$’000
Derivative contracts	Other current assets	—	18,602
Derivative asset	Other current assets	—	93,520
Derivative liability	Other current liabilities	—	(92,094)
Total		—	20,028

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the realized gain or (loss) on the Company’s derivative instruments that are not designated as hedges and their location in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss):

		Three Months Ended March 31,
Derivatives	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	3,028	3,259
Total		3,028	3,259
See Note 17 – Commitments and contingencies for additional information.
21.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020, under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 150,000 shares of common stock for issuance. As of March 31, 2025, 65,643 shares have been issued and 71,857 options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023, the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 250,000 shares of common stock for issuance. As of March 31, 2025, 242,404 shares have been issued and 6,893 option to purchase shares have been awarded under the 2023 Plan.
2024 Plan
The Company’s board of directors and shareholders approved and adopted on December 20, 2023, the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 750,000 shares of common stock for issuance. As of March 31, 2025, 593,614 shares have been issued under the 2024 Plan.
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

On February 16, 2024, the Company authorized the issuance of 300 shares of common stock to a consultant for services rendered.

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
On March 25, 2025, the Company authorized the issuance of 34,074 shares of common stock to consultants for services rendered.
On March 31, 2025, the Company vested 79,342 shares of common stock to Aggia as consulting fees earned during the first quarter of 2025.
Preferred Stock
Our authorized preferred stock consists of 10,000,000 shares of preferred stock, $0.0001 par value per share. As of March 31, 2025 there are no shares of preferred stock currently issued and outstanding.
Restricted Share Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. These RSA's are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $31.250, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $12.50. Shares shall be considered issued and outstanding as of the effective date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. The total RSA's vested for Aggia for the three months ended March 31, 2025 were 79,342.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
At March 31, 2025, there were 641,711 restricted share awards outstanding awarded to employees, consultants and the board of directors.
A summary of the activity related to the restricted share awards, is presented below:

	Total RSA's	Weighted-average grant date fair value
		$
Unvested at, December 31, 2023	909,877	10.85
Granted	213,600	2.95
Forfeited	—	—
Vested	(74,007)	9.70
Unvested at March 31, 2024	1,049,470	9.32
Unvested at December 31, 2024	640,329	6.49
Granted	157,604	3.04
Forfeited	(2,942)	4.37
Vested	(153,280)	8.08
Unvested at March 31, 2025	641,711	5.86
Change in fair value of stock-based compensation on the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. Change in fair value of stock-based compensation was $0.8 million and $0.5 million for the three months ended March 31, 2025, and 2024, respectively.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Options
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2023	10.90	82,750	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	15.10	(1,500)	N/A	—
Outstanding, March 31, 2024	11.00	81,250	3.92	—
Exercisable and vested, March 31, 2024	9.70	24,752	3.77	—
Outstanding, December 31, 2024	10.84	81,250	3.17	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	15.05	(2,500)	N/A	—
Outstanding, March 31, 2025	10.70	78,750	2.76	—
Exercisable and vested, March 31, 2025	9.97	39,864	2.69	—
Warrants
A summary of warrants activity during the three months ended March 31, 2025 and 2024 is presented below:

	Weighted-average exercise price	Number of warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2023	19.69	1,737,989	2.61	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	36.60	(32,364)	N/A	—
Outstanding, March 31, 2024	19.40	1,705,625	2.41	—
Exercisable, March 31, 2024	19.40	1,705,625	2.41	—
Outstanding, December 31, 2024	18.62	1,593,020	1.82	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	60.00	(12,321)	N/A	—
Outstanding, March 31, 2025	18.30	1,580,699	1.58	—
Exercisable, March 31, 2025	18.30	1,580,699	1.58	—
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $1.4 million for the three months ended March 31, 2025, of which $0.2 million, were executive compensation, $0.1 million were given to the board of directors, $0.2 million were given to consultants for services rendered and $1.0 million were stock-based consulting expenses paid to related party.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $0.8 million for the three months ended March 31, 2024, of which $45.5 thousand, were executive compensation, $36.1 thousand, were given to the board of directors, $0.1 million were given to consultants for services rendered and $0.6 million were stock-based consulting expenses paid to related party.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
22.    Related Party Transactions
The Company held a Special Shareholder Meeting on February 28, 2023. At the meeting, the shareholders approved (i) the Services Agreement whereby Sadot LLC engaged Aggia, to provide certain advisory services to Sadot Agri-Foods for managing Sadot Agri-Food’s business of wholesaling food and engaging in the purchase and sale of physical food commodities; (ii) an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 5,000,000 to 15,000,000; (iii) for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the Shares pursuant to the Services Agreement entered between the Company, Sadot LLC and Aggia representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules; (iv) for purposes of complying with NASDAQ Listing Rule 5635(c), the issuance of up to 1,442,428 Shares of Common Stock to Aggia pursuant to the Services Agreement and net income generated thresholds; (v) the right of Aggia to nominate up to eight directors to the Board of Directors subject to achieving net income thresholds as set forth in the Services Agreement; and (vi) the adoption of the 2023 Equity Incentive Plan. The shareholders of the Company subsequently approved an increase in the authorized shares of common stock from 15,000,000 to 20,000,000 at the Company’s Annual Meeting held on December 20, 2023.
As of March 31, 2025, Aggia owned 11.2% of the Company's common stock.

During the three months ended March 31, 2025, the Company recorded Stock-based consulting expense of $1.0 million to its related party, Aggia for consulting services rendered. During the three months ended March 31, 2024, the Company recorded Stock-based consulting expense of $0.6 million to its related party, Aggia for consulting services rendered.

Additionally, for the three months ended March 31, 2025, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $0.8 million. For the three months ended March 31, 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $1.1 million.
On September 19, 2024, the Company received a loan from a related party, in an arms length transaction, of $0.6 million, with a discount of $0.1 million, that matures on April 10, 2025. This loan has been extended until July 18, 2025.
On March 26, 2025, SGI launched Sadot South Korea and retained a 70% controlling interest. The entity that owns the 30% non-controlling interest, is 50% owned by one of our board members. In addition she is paid compensation for her services in Sadot South Korea. As of March 31, 2025, 17,037 shares of stock was issued to the board member as compensation for services related to Sadot South Korea from January 6, 2025 through March 31, 2025.
The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
23.    Subsequent Events
Service Agreement
Effective April 1, 2025, Sadot Canada, has entered into a management services agreement with Big Sky Milling. Under the agreement, Sadot Canada will provide full-scale management services to Big Sky Milling, supporting its operations and driving growth across its business. In return, Sadot Canada will earn a monthly service fee for its management services. The agreement also grants Sadot Canada access to Big Sky Milling's state-of-the-art facility in Bowden, Alberta for transloading and toll processing activities in support of its growing export operations, providing access to a strategically located facility in a key growing region in Canada.
On April 30, 2025, the service agreement with Buenaventura to run the day to day operation of Sadot Latam was terminated.
Notes Payable
Two loans, one to a related party, that are secured by the sale of the Sadot Food Services were extended from April 10, 2025, until July 18, 2025, for an additional $1.0 million.
On April 24, 2025, the Company entered into a new merchant cash advance for $1.9 million and paid off the previous advance of $1.0 million.
On April 25, 2025, the company exchanged a note payable of $25.0 thousand for 18,939 shares of common stock.
On April 30, 2025, the company exchanged a note payable of $0.1 million for 49,242 shares of common stock.
On May 6, 2025, the company exchanged a note payable of $0.1 million for 42,735 shares of common stock.
On May 9, 2025, the Company entered into a new merchant cash advance for $0.5 million.
On May 12, 2025, the company exchanged a note payable of $0.1 million for 48,558 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of May 14, 2025, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. ("Sadot Group"), for the three months ended March 31, 2025, together with the audited financial statements of the Company for the year ended December 31, 2024 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2023 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” "Sadot", “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group Inc., together with its consolidated subsidiaries.

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
OVERVIEW
Sadot Group Inc. is our parent company and is headquartered in Burleson, Texas. In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-Foods supply-chain. As of March 31, 2025, Sadot Group consisted of 1 distinct operating unit and 1 discontinued operations.
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
Sadot Restaurant Group, LLC ("Sadot Food Services"): has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. SuperFit Foods was sold in August 2024. This entire operating segment was identified as held for sale. Please see Note 3 – Assets held for sale and Note 4 – Discontinued operations for further details.

Key Financial Definitions
We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	Three Months Ended March 31,
	2025	2024
	$’000	$’000
Commodity sales	132,168	106,507
Cost of goods sold	(126,156)	(103,697)
Gross profit	6,012	2,810
Depreciation and amortization expenses	(27)	(91)
Stock-based expenses	(1,428)	(796)
Sales, general and administrative expenses	(3,081)	(1,393)
Loss from operations	1,476	530

EBITDA	2,388	7
EBITDA attributable to Sadot Group Inc.	2,506	55

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
Reclassification
During the three months ended March 31, 2025, the Company reclassified gains previously recognized in Other income related to the fair value remeasurement of certain financial instruments into Cost of goods sold ("COGS"). The reclassification was made to better reflect the nature and function of these instruments, which are economically linked to the Company’s inventory procurement, sales activities and to be consistent with our competitors. Management determined that presenting the related gains in COGS more accurately reflects the impact of these instruments on the Company’s gross margin and provides more decision-useful information to financial statement users. This change in presentation had no impact on net income, total comprehensive income, or earnings per share for the period.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of the depreciation of property and equipment.
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to our board of directors, and stock compensation paid to employees. The consulting fees due to Aggia are related to ongoing Sadot Agri-Foods and expansion of the global agri-foods commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023, the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. Stock-based expenses were $1.4 million, for the three months ended March 31, 2025 and $0.8 million, for the three months ended March 31, 2024, respectively, and are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
Other (Expense) / Income
Total Other (expense) / income listed below the Loss from operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) consists of, Other income / (expense), Change in fair value of stock-based compensation, and Interest expense, net.
Income Tax Benefit / (Expense)
Income tax benefit / (expense) represent federal, state and local current and deferred income tax expense.
Net Income (Loss) Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests were $0.1 million and $48.0 thousand for the three months ended March 31, 2025 and 2024, respectively. During the year ended December 31, 2023 the Company created a joint-venture in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest.
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

Reconciliations of EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA from the most comparable U.S. GAAP measure, Net loss and the calculations of the Net loss Margin and EBITDA Margin for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	$’000	$’000
Net income / (loss)	820	(313)
Adjustments to EBITDA:
Depreciation and amortization expenses	27	91
Interest (income) / expense, net	1,541	228
Income tax expense	—	1
EBITDA	2,388	7
EBITDA attributable to non-controlling interest	118	48
EBITDA attributable to Sadot Group Inc.	2,506	55
Gross Profit	6,012	2,810
Gross Profit attributable to Sadot Group Inc.	6,130	2,858

Net income / (loss) margin attributable to Sadot Group Inc.	0.6%	(0.3)%
EBITDA margin attributable to Sadot Group Inc.	1.9%	0.1%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	132,168	106,507	25,661	24.1%
Cost of goods sold	(126,156)	(103,697)	(22,459)	21.7%
Gross profit	6,012	2,810	3,202	114.0%
Depreciation and amortization expenses	(27)	(91)	64	(70.3)%
Stock-based expenses	(1,428)	(796)	(632)	79.4%
Sales, general and administrative expenses	(3,081)	(1,393)	(1,688)	121.2%
Income from operations	1,476	530	946	178.5%
Interest expense, net	(1,541)	(228)	(1,313)	575.9%
Change in fair value of stock-based compensation	778	476	302	63.4%
Income for continuing operations before income tax	713	778	(65)	8.4%
Income tax expense	—	(1)	1	(100.0)%
Net income / (loss)	713	777	(64)	8.2%
Net loss attributable to non-controlling interest	118	48	70	145.8%
Net income / (loss) attributable to Sadot Group Inc.	938	(265)	1,203	454.0%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Three Months Ended March 31,
	2025	2024
Commodity sales	100.0%	100.0%
Cost of goods sold	(95.5)%	(97.4)%
Gross profit	4.5%	2.6%
Depreciation and amortization expenses	—%	(0.1)%
Stock-based expenses	(1.1)%	(0.7)%
Sales, general and administrative expenses	(2.3)%	(1.3)%
Income from operations	1.2%	0.5%
Interest expense, net	(1.2)%	(0.2)%
Change in fair value of stock-based compensation	0.6%	0.4%
Income for continuing operations before income tax	0.5%	0.7%
Income tax expense	—%	—%
Net income for continuing operations	0.5%	0.7%
Net income / (loss) for discontinued operations	0.1%	(1.0)%
Net loss attributable to non-controlling interest	0.2%	—%
Net income / (loss) attributable to Sadot Group Inc.	0.7%	(0.2)%
Gross Profit

	Three Months Ended March 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	132,168	106,507	25,661	24.1%
Cost of goods sold	(126,156)	(103,697)	(22,459)	21.7%
Gross profit	6,012	2,810	3,202	114.0%

NM= not meaningful
Our gross (loss) profit totaled $6.0 million profit for the three months ended March 31, 2025, compared to $2.8 million profit for the three months ended March 31, 2024. The $3.2 million increase is primarily attributed to an increase in Commodity sales partially offset by an increase in Cost of goods sold.
We generated Commodity sales of $132.2 million for the three months ended March 31, 2025, compared to $106.5 million for the three months ended March 31, 2024. This represented an increase of $25.7 million, which is attributable to an increase in operations in 2025 as a direct result of our expansion into new markets, which were not operating in 2024.
Cost of goods sold for the three months ended March 31, 2025, totaled $126.2 million compared to $103.7 million for the three months ended March 31, 2024. The $22.5 million or 21.7% change is a direct result of the increase in sales, partially offset by the reclass of gain on derivative contracts.
Depreciation and Amortization Expenses

	Three Months Ended March 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(27)	(91)	64	(70.3)%
Depreciation and amortization expenses for the three months ended March 31, 2025, totaled $27.0 thousand compared to $0.1 million, for the three months ended March 31, 2024. The $0.1 million decrease is mainly attributed to Farm related assets being fully depreciated in 2024.

Stock-Based Expenses

	Three Months Ended March 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Stock-based expenses	(1,428)	(796)	(632)	79.4%
Stock-based expenses for the three months ended March 31, 2025, totaled $1.4 million compared to $0.8 million for the three months ended March 31, 2024. The $0.6 million increase in Stock-based expenses is primarily the result of consulting fees due to Aggia for Sadot Agri-Foods and the vesting of restricted stock for employees, board of directors and consultants. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot Agri-Foods. This expense is paid in the vesting in restricted stock that was issued to Aggia in 2025.
Sales, General and Administrative Expenses

	Three Months Ended March 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(3,081)	(1,393)	(1,688)	121.2%
Sales, general and administrative expenses for the three months ended March 31, 2025, totaled $3.1 million compared to $1.4 million for the three months ended March 31, 2024. The $1.7 million increase was primarily attributable to an increase in consulting fees due to trades in Latin America, Brazil and Canada markets, entering the South Korea market and increases due to increases in normal operating activities.

Other Income / (Expense)

	Three Months Ended March 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Total other income / (expense), net	(763)	248	(1,011)	(408)%

Other income for the three months ended March 31, 2025, totaled $0.8 million compared to $0.2 million loss for the three months ended March 31, 2024. The $1.0 million decrease was primarily attributable to a $0.3 million increase in change in fair value of stock-based compensation and a $1.3 million increase in interest expense.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended March 31, 2025, by our operating segments:

	Three Months Ended March 31, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	132,168	—	132,168
Cost of goods sold	—	(126,156)	—	(126,156)
Gross profit	—	6,012	—	6,012
Depreciation and amortization expenses	—	(26)	(1)	(27)
Stock-based expenses	—	—	(1428)	(1,428)
Sales, general and administrative expenses	—	(1,785)	(1296)	(3,081)
Income / (loss) from operations	—	4,201	(2725)	1,476
Interest income / (expense), net	—	(754)	(787)	(1,541)
Change in fair value of stock-based compensation	—	—	778	778
Income / (loss) for continuing operations before income tax	—	3,447	(2734)	713
Income tax expense	—	—	—	—
Net income / (loss) for continuing operations	—	3,447	(2734)	713
Income for discontinued operations, net of income tax	107	—	—	107
Net income / (loss)	107	3,447	(2734)	820
Net loss attributable to non-controlling interest	—	118	—	118
Net income / (loss) attributable to Sadot Group Inc.	107	3,565	(2734)	938
Total assets	4,915	77,001	1,828	83,744

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended March 31, 2024, by our operating segments:

	Three Months Ended March 31, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	106,507	—	106,507
Cost of goods sold	—	(103,697)	—	(103,697)
Gross profit	—	2,810	—	2,810
Depreciation and amortization expenses	—	(91)	—	(91)
Stock-based expenses	—	—	(796)	(796)
Sales, general and administrative expenses	—	(731)	(662)	(1,393)
Income / (loss) from operations	—	1,988	(1,458)	530
Interest income / (expense), net	—	(407)	179	(228)
Change in fair value of stock-based compensation	—	—	476	476
Income / (loss) for continuing operations before income tax	—	1,581	(803)	778
Income tax expense	—	—	(1)	(1)
Net income / (loss) for continuing operations	—	1,581	(804)	777
Loss for discontinued operations, net of income tax	(1,090)	—	—	(1,090)
Net income / (loss)	(1,090)	1,581	(804)	(313)
Net loss attributable to non-controlling interest	—	48	—	48
Net income / (loss) attributable to Sadot Group Inc.	(1,090)	1,629	(804)	(265)
Total assets	6,950	142,673	904	150,527

Liquidity and Capital Resources
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	March 31, 2025	December 31, 2024
	$’000	$’000
Cash	1,940	1,786
Accounts Receivable, net	47,751	18,014
Inventory	271	717
Other current assets(1)	16,925	126,966
Assets held for sale(2)	4,915	5,196
Total current assets	71,802	152,679
Accounts payable and accrued expenses	36,682	28,019
Notes payable, net	10,911	7,390
Other current liabilities(3)	213	94,428
Liabilities held for sale(4)	2,128	2,333
Total current liabilities	49,934	132,170
Working capital(5)	21,868	20,509
Current ratio(6)	1.44	1.16
(1) Consists of VAT, prepaid expenses, derivative assets, unrealized gain on derivative contracts, deposit on farmland and deposit on acquisition
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
Our main financial objectives are to prudently manage financial risk, ensure access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, borrowings under various credit facilities and term loans. At March 31, 2025, current ratio, which equals Total current assets divided by Total current liabilities, was 1.44, an increase of 0.28, compared to current ratio of 1.16 at December 31, 2024. At March 31, 2025, working capital, which equals Total current assets less Total current liabilities, was $21.9 million an increase of $1.4 million, compared to working capital of $20.5 million at December 31, 2024. The increase in current ratio and working capital was primarily due to an increase in Accounts receivable and a decrease in Other current liabilities, partially offset by an increase in Accounts payable and accrued expenses, a decrease in Other current assets, and a decrease in Assets held for sale. While the Company maintains a base of current assets, including inventories and receivables, the timing and certainty of converting these assets into cash has presented operational challenges.

The Company continues to manage its liquidity needs through ongoing collection efforts, working capital optimization strategies, and active engagement with financing partners. While there is uncertainty around the precise timing of cash inflows, management believes that its current asset base, proceeds from our factoring arrangement and access to additional sources of liquidity, if necessary, provide flexibility to support ongoing operations in the near term.

Under the factoring agreement, certain eligible receivables may be sold with recourse in exchange for an upfront advance of 85% of the net invoice value, with the remaining amount remitted upon collection, less applicable fees and reserves.

While the Company maintains sufficient working capital through its accounts receivable and factoring capacity, we are currently experiencing delays in converting receivables into cash, which may impact the timing of our available liquidity.

We continue to actively manage collections and factoring utilization to address short-term liquidity needs and ensure ongoing operational funding.

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
Sources and Uses of Cash for the Three Months Ended March 31, 2025 and 2024
For the three months ended March 31, 2025, Net cash used in operating activities from continuing operation was $3.0 million compared to $2.5 million provided by operating activities for the three months ended March 31, 2024. Net cash provided by operating activities from discontinued operations was $8.0 thousand and $0.1 million, respectively, for the three months ended March 31, 2025 and 2024. Our Net cash used for the three months ended March 31, 2025, was primarily attributable to our Net income of $0.8 million, adjusted for net non-cash income in the aggregate amount of $19.8 million and $23.6 million of Net cash used by changes in the levels of operating assets and liabilities. Our Net cash provided for the three months ended March 31, 2024, was primarily attributable to our Net loss of $0.3 million, adjusted for net non-cash income in the aggregate amount of $1.8 million and $4.6 million of Net cash used in changes in the levels of operating assets and liabilities.
For the three months ended March 31, 2025, Net cash used in investing activities was nil .
For the three months ended March 31, 2025, Net cash provided by financing activities from continuing operations was $3.1 million, consisting of proceeds from notes payable of $4.6 million partially offset by repayments of various other notes payable of $1.5 million. Net cash used in financing activities from discontinued operations was $20.0 thousand and $36.0 thousand, respectively, for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2024, Net cash used in financing activities was $2.8 million, consisting of repayments of various other notes payable of $4.3 million partially offset by $1.5 million of proceeds from notes payable.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Entities can adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

On March 21, 2025, Cropit Farming Limited ("Cropit") commenced legal proceedings against our subsidiary, Sadot LLC, in the Commercial Registry of the High Court of Zambia. The complaint alleges that certain agreements between the parties are invalid under Zambian law, and seeks rescission of these agreements, return of assets, and damages of approximately $6.7 million USD and 181,003 Zambian Kwacha.

Sadot LLC has filed a response denying all allegations and has asserted substantial counterclaims. The counterclaims seek a declaration that the agreements are valid and enforceable, specific performance of the agreements, injunctive relief to protect contractual rights, damages for breach of contract, reputational damages, damages for loss of use of land, punitive damages of 5 million Zambian Kwacha, interest, and costs.

The matter was scheduled for a Status Conference on May 9, 2025, which has been adjourned to June 13, 2025. Sadot LLC is preparing to file an application to stay proceedings and refer the matter to arbitration pursuant to the dispute resolution mechanism in the parties' agreement, as well as seeking injunctive relief to protect its interests in the joint venture.

Management, in consultation with legal counsel, believes Sadot LLC has strong defensible positions with respect to this matter and intends to vigorously defend against the claims while pursuing its counterclaims. Based on current information, management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial position or results of operations. However, litigation is inherently unpredictable, and we cannot provide assurances regarding the outcome.

The Company has not recorded any material liabilities in connection with this matter as a loss is neither probable nor reasonably estimable at this time. The Company will continue to evaluate this matter and will establish reserves if and when appropriate.

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
Item 1.A. Risk Factors
See Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Financial Condition") of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.
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

On February 16, 2024, the Company authorized the issuance of 300 shares of common stock to a consultant for services rendered.

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
On March 25, 2025, the Company authorized the issuance of 34,074 shares of common stock to consultants for services rendered.
On March 31, 2025, the Company vested 79,342 shares of common stock to Aggia as consulting fees earned during the first quarter of 2025.
The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On March 25, 2025, Claudio Torres, a director of the Company was appointed as Vice Chairman of the Board of Directors of the Company.
On May 8, 2025, Kevin Mohan, a director of the Company, and Mark McKinney, the Chairman of the Board of Directors (the “Board”) and a member of the Compensation Committee and the Audit Committee, submitted resignations from the Board and its committees, effective immediately. Neither director had any disagreement with the Company with respect to its operations, policies or practices.
On April 27, 2025, the Company with deep sadness announced that Marvin Yeo, age 53, a member of the Company’s Board of Directors and Sustainability Committee, unexpectedly passed away on Sunday, April 27, 2025.
On May 2, 2025, the Company appointed David Hanna as the Interim Chief Executive Officer, effective June 2, 2025. Mr. Hanna will succeed Catia Jorge who resigned for personal reasons as Chief Executive Officer on May 2, 2025, effective June 1, 2025. Mr. Hanna will remain the Interim Chief Executive Officer for a period of 90 days while the Company conducts a search for a new Chief Executive Officer. The Company and Ms. Jorge are currently in negotiations regarding a potential consulting agreement, under which Mr. Jorge may provide strategic advisory services to the Company following her resignation as Chief Executive Officer. The terms of any such consulting agreement have not yet been finalized, and there can be no assurance that an agreement will be reached. Mr. Hanna has served as the Company’s Executive Vice President of Sadot Canada Inc. (“Sadot Canada”) since June 2024. On May 7, 2025, the Company, Sadot Canada and Mr. Hanna entered into a letter agreement outlining the terms of Mr. Hanna’s employment. Mr. Hanna will serve as Interim Chief Executive Officer and will continue to serve as Executive Vice President, Head of Sadot Canada. Reporting to the

Board of Directors, Mr. Hanna will receive a base salary of $300,000 (USD) annually, an additional $25,000 (USD) monthly for the Interim CEO role, and eligibility for a discretionary annual bonus, all paid in Canadian dollars subject to exchange rates and applicable deductions. He is entitled to 5 weeks of vacation, group insurance benefits, a per-kilometer automobile allowance per Canada Revenue Agency guidelines, a company laptop, and up to $120 (USD) monthly reimbursement for business phone use. Termination with cause requires no notice unless mandated by the Employment Standards Act, 2000 (Ontario), while termination without cause provides statutory notice or pay in lieu, with benefits continued for the minimum required period.
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

4.7+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2022)

4.8+	2023 Equity Incentive Plan (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)

4.9+	2024 Equity Incentive Plan (Incorporated herein by reference to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on May 23, 2024)

4.10+	Description of Securities (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

4.11+	Form of Additional Warrant – Altium Growth Fund Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 27, 2023.)

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

10.16+
Global Guaranty Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.17+
Registration Rights Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.18+
Addendum 2 to the Service Agreement entered between Muscle Maker Inc., Sadot LLC and Aggia LLC FX dated July 14, 2023 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2023)

10.19+
Form of Purchase Agreement by and between Sadot Group Inc. and Purchasers dated December 3, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024)

10.20+
Form of Registration Rights Agreement by and between Sadot Group Inc. and Purchasers dated December 3, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024)

10.21+	Form of Senior Convertible Note dated December 4, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024)

10.22+
Employment Agreement between Sadot Group Inc, and David Hanna dated May 7, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2025)

19.1+	Sadot Group Inc. – Insider Trading Policy (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

21.1+	List of Subsidiaries (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SADOT GROUP INC.

	By:	/s/ Catia Jorge
Catia Jorge
Dated: May 14, 2025		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Black
Jennifer Black
Chief Financial Officer (Principal Financial Officer)