Form 10-Q
period 2025-06-30
Sadot Group Inc.
filed 2025-08-14
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 14, 2025, was 9,864,343.

Sadot Group Inc.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2025

	Table of Contents	Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2025 and December 31, 2024	4
	Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2025 and 2024	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Three and Six Months Ended June 30, 2025 and 2024	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2025 and 2024	9
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 4.	Controls and Procedures	66
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	69
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70
Signatures		75

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sadot Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024
	$’000	$’000
ASSETS
Current assets:
Cash	422	1,786
Accounts receivable, net of allowance for doubtful accounts of $0.4 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively	44,136	18,014
Inventory	49	717
Assets held for sale	4,927	5,196
Other current assets	69,185	126,966
Total current assets	118,719	152,679
Property and equipment, net	11,766	11,820
Other non-current assets	144	155
Total assets	130,629	164,654
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	34,419	28,019
Notes payable, current, net of discount of $1.1 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively	11,239	7,390
Deferred revenue, current	—	2,251
Liabilities held for sale	2,146	2,333
Other current liabilities	46,722	92,177
Total current liabilities	94,526	132,170
Notes payable, non-current	66	—
Other non-current liabilities	98	111
Total liabilities	94,690	132,281
Equity:
Common stock, $0.0001 par value, 20,000,000 shares authorized, 6,810,403 and 5,225,147 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	114,923	112,406
Accumulated deficit	(81,860)	(83,187)
Accumulated other comprehensive loss	(84)	(27)
Total Sadot Group Inc. shareholders' equity	32,980	29,193
Non-controlling interest	2,959	3,180
Total stockholders’ equity	35,939	32,373
Total liabilities and stockholders’ equity	130,629	164,654

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Commodity sales	114,338	173,293	246,506	279,800
Other revenues	52	—	52	—
Cost of goods sold	(109,403)	(167,505)	(235,559)	(271,202)
Gross profit	4,987	5,788	10,999	8,598
Depreciation and amortization expenses	(27)	(92)	(54)	(183)
Stock-based expenses	(419)	(1,921)	(1,847)	(2,717)
Sales, general and administrative expenses	(2,771)	(1,701)	(5,852)	(3,093)
Income from operations	1,770	2,074	3,246	2,605
Interest expense, net	(1,237)	(1,008)	(2,778)	(1,236)
Change in fair value of stock-based compensation	—	1,214	778	1,691
Loss on debt extinguishment	(192)	—	(192)	—
Income for continuing operations before income tax	341	2,280	1,054	3,060
Income tax expense	—	(5)	—	(7)
Net income for continuing operations	341	2,275	1,054	3,053
Discontinued Operations:
Income / (loss) for discontinued operations, net of income tax	(55)	42	52	(1,049)
Net income / (loss) for discontinued operations	(55)	42	52	(1,049)
Net income	286	2,317	1,106	2,004
Net loss attributable to non-controlling interest	103	52	221	100
Net income attributable to Sadot Group Inc.	389	2,369	1,327	2,104

Net income from continuing operations per share attributable to Sadot Group Inc.:
Basic	0.08	0.53	0.23	0.73
Diluted	0.08	0.45	0.23	0.62

Net income/ (loss) from discontinued operations per share:
Basic	(0.01)	0.01	0.01	(0.24)
Diluted	(0.01)	0.01	0.01	(0.21)

Weighted-average # of common shares outstanding:
Basic	5,813,911	4,423,432	5,521,706	4,305,822
Diluted	5,824,521	5,123,047	5,525,222	5,111,103

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss)
(Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Net income	286	2,317	1,106	2,004
Other comprehensive income / (loss)
Foreign exchange translation adjustment	(59)	3	(57)	3
Unrealized gain / (loss)	88	(126)	—	(186)
Total other comprehensive income / (loss)	29	(123)	(57)	(183)
Total comprehensive income	315	2,194	1,049	1,821
Comprehensive loss attributable to non-controlling interest	103	52	221	100
Total comprehensive income attributable to Sadot Group Inc.	418	2,246	1,270	1,921

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total
	Shares	Amount
		$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2023	4,046,472	—	107,992	(87,179)	8	3,436	24,257
Common stock compensation to board of directors	10,564	—	42	—	—	—	42
Common stock issued as compensation for services	58,344	—	175	—	—	—	175
Conversion of convertible loan	284,139	—	965	—	—	—	965
Stock based compensation - vesting of options and restricted stock awards	23,913	—	111	—	—	—	111
Unrealized loss, net of income tax	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	(265)	—	(48)	(313)
Balance at March 31, 2024	4,423,432	—	109,285	(87,444)	(52)	3,388	25,177
Common stock issued as compensation for services	139,899	—	535	—	—	—	535
Stock based compensation - vesting of options and restricted stock awards	33,177	—	146	—	—	—	146
Foreign exchange translation adjustment	—	—	—	—	3	—	3
Unrealized loss, net of income tax	—	—	—	—	(126)	—	(126)
Net income	—	—	—	2,369	—	(52)	2,317
Balance at June 30, 2024	4,596,508	—	109,966	(85,075)	(175)	3,336	28,052

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited) (Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total
	Shares	Amount
		$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2024	5,225,147	1	112,406	(83,187)	(27)	3,180	32,373
Common stock issued as compensation for services	113,416	—	315	—	—	—	315
Stock based compensation - vesting of options and restricted stock awards	73,937	—	283	—	—	—	283
Foreign exchange translation adjustment	—	—	—	—	2	—	2
Unrealized loss	—	—	—	—	(88)	—	(88)
Net income / (loss)	—	—	—	938	—	(118)	820
Balance at March 31, 2025	5,412,500	1	113,004	(82,249)	(113)	3,062	33,705
Common stock issued as compensation for services	77,698	—	108	—	—	—	108
Stock based compensation - vesting of options and restricted stock awards	81,094	—	259	—	—	—	259
Conversion of convertible loan	1,239,111	—	1,552	—	—	—	1,552
Foreign exchange translation adjustment	—	—	—	—	(59)	—	(59)
Unrealized gain	—	—	—	—	88	—	88
Net income / (loss)	—	—	—	389	—	(103)	286
Balance at June 30, 2025	6,810,403	1	114,923	(81,860)	(84)	2,959	35,939

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	$’000	$’000
Cash Flows from Operating Activities
Net income	1,106	2,004
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	54	183
Amortization of debt discount	1,178	—
Stock-based expenses	1,847	2,717
Change in fair value of stock-based compensation	(778)	(1,691)
Bad debt expense	317	353
Loss on debt extinguishment	192	—
Changes in operating assets and liabilities:
Accounts receivable, net	(26,439)	27,733
Inventory	668	(173)
Other current assets	57,676	(47,660)
Other non-current assets	—	46,333
Accounts payable and accrued expenses	6,520	(19,481)
Other current liabilities	(45,457)	39,684
Other non-current liabilities	—	(46,048)
Operating right to use assets and lease liabilities, net	—	2
Deferred revenue	(2,251)	6,505
Total adjustments	(6,473)	8,457
Net cash provided by / (used in) operating activities	(5,367)	10,461
Net cash provided by operating activities - discontinued operations	124	115
Cash Flows from Investing Activities
Purchases of property and equipment	—	(7)
Disposal of property and equipment	—	10
Net cash provided by investing activities	—	3
Net cash provided by investing activities - discontinued operations	—	29
Cash Flows from Financing Activities
Proceeds from notes payable	10,002	3,500
Repayments of notes payable	(6,024)	(5,440)
Net cash provided by / (used in) financing activities	3,978	(1,940)
Net cash used in financing activities - discontinued operations	(42)	(69)
Foreign exchange translation adjustment	(57)	3
Net Increase (Decrease) in Cash	(1,364)	8,602
Cash – beginning of period	1,786	1,354
Cash – end of period	422	9,956

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	3,399	1,318
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of notes payable into common stock	(1,241)	—
Conversion of stock	1,241	—

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Business Organization and Nature of Operations
Sadot Group Inc. ("Sadot Group" or "SGI" or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022, SGI transformed from a U.S.-centric restaurant business into a global organization focused on the Agri-food commodity supply chain. Sadot Group is headquartered in Burleson, Texas with subsidiary operations throughout the world.
As of June 30, 2025, Sadot Group consisted of one distinct operating unit and one discontinued operations.

Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. In addition, the Company holds a deposit on farmland in Indonesia. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company.
Sadot Restaurant Group, LLC ("Sadot Food Services"): had three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill. During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. As of the end of 2024 the Company only operates as the franchisor for Pokémoto and Muscle Maker Grill restaurants. This entire operating segment was identified as held for sale and reported as discontinued operations. Please see Note 3 – Assets held for sale and Note 4 – Discontinued operations for further details.
Liquidity

The Company's primary source of liquidity is cash on hand. As of June 30, 2025, the Company had a cash balance, a working capital surplus and an accumulated deficit of $0.4 million, $24.2 million, and $81.9 million, respectively. During the three and six months ended June 30, 2025, the Company generated Net income of $0.3 million and $1.1 million, respectively. The Company had Net cash used in operations of $5.2 million for the six months ended June 30, 2025. While the Company maintains a base of current assets, including inventories and receivables, the timing and certainty of converting these assets into cash has presented operational challenges.

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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Cash	422	1,786
Accounts Receivable, net	44,136	18,014
Inventory	49	717
Other current assets(1)	69,185	126,966
Assets held for sale(2)	4,927	5,196
Total current assets	118,719	152,679
Accounts payable and accrued expenses	34,419	28,019
Notes payable, net	11,239	7,390
Other current liabilities(3)	46,722	94,428
Liabilities held for sale(4)	2,146	2,333
Total current liabilities	94,526	132,170
Working capital(5)	24,193	20,509
Current ratio(6)	1.26	1.16
(1) Consists of VAT, prepaid expenses, derivative assets, derivative contracts, Notes receivable, current, deposit on farmland and deposit on acquisition.
(2) See Note 3 for additional information
(3) Consists of Operating lease liability, current, derivative liability, current and derivative contracts
(4) See Note 3 for additional information
(5) Working Capital is defined as Total current assets less Total current liabilities
(6) Current ratio is defined as Total current assets divided by Total current liabilities
2.    Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of June 30, 2025, and for the three and six months ended June 30, 2025, and 2024. The results of operations for the three and six months ended June 30, 2025, and 2024 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2025. The Balance Sheet as of December 31, 2024, has been derived from the Company’s audited Financial Statements.
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
The table below summarizes the effect of the reclassification on the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	As Previously Reported	Reclassification	As Reclassified	% Change
	$’000	$’000	$’000	%
Cost of goods sold	(171,308)	3,803	(167,505)	(2.2)%
Gross profit / (loss)	1,985	3,803	5,788	(191.6)%
Gain on fair value remeasurement	3,275	(3,275)	—	(100.0)%
Gain on hedge contracts	528	(528)	—	(100.0)%
Net Income	2,317	—	2,317	—%

	Six Months Ended June 30, 2024
	As Previously Reported	Reclassification	As Reclassified	% Change
	$’000	$’000	$’000	%
Cost of goods sold	(278,254)	7,052	(271,202)	(2.5)%
Gross profit / (loss)	1,546	7,052	8,598	(456.1)%
Gain on fair value remeasurement	6,534	(6,534)	—	(100.0)%
Gain on hedge contracts	518	(518)	—	(100.0)%
Net Income	2,004	—	2,004	—%
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
•the recognition of revenue;
•the recognition, measurement and valuation of current and deferred income taxes; and
•the valuation of derivative instruments and hedging activities.
Estimates and assumptions are periodically reviewed, and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2025 or December 31, 2024.
Accounts Receivable
Accounts Receivable consists of receivables related to Sadot Agri-Foods of $44.1 million and $18.0 million net of doubtful accounts of $0.4 million and $0.1 million as of June 30, 2025, and December 31, 2024, respectively.
From time to time the Company may set aside and/or assign accounts receivables towards the acquisition of various assets. The net Accounts Receivable balance of $44.1 million and $18.0 million on June 30, 2025 and December 31, 2024, includes $13.4 million in receivables that the Company plans to assign to a third party, which is expected to be paid in assets other than cash. The Company and the third party finalized negotiations, please see Note 23 – Subsequent events regarding the timing and nature of the assets to be received, and the Company continues to evaluate the balance for expected losses. As of June 30, 2025, the Company deemed it would receive assets valued at the full balance.
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
Factoring Agreements
As of June 30, 2025, the Company’s total borrowings include $3.3 million related to a factoring arrangement under which the Company transfers certain trade receivables to a third-party financial institution with recourse. The Company retains the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, Transfers and Servicing, and is accounted for as a secured borrowing.

Under this arrangement, the Company received $3.9 million in cash advances, which are included in Notes Payable on the Unaudited Condensed Consolidated Balance Sheets. The transferred receivables, with an original carrying value of $4.7 million as of June 30, 2025, payments were made by the customers to and $3.8 million remain recorded in Accounts receivable as of June 30, 2025, as the Company has not surrendered control over the assets. The difference of $0.8 million primarily reflects the advances held by the factor of $0.5 million and factoring fees of $0.3 million.

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

As of June 30, 2025, the Company has pledged $3.9 million of accounts receivable as collateral under this facility.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Inventory
Inventory, which are stated at the lower of cost or net realizable value, related to Sadot Agri-foods was $49.0 thousand and $0.7 million as of June 30, 2025 and December 31, 2024, respectively. Cost is determined using the first-in, first-out method.
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
As of June 30, 2025 and December 31, 2024, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Commodity Sales
Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by the bill of lading, physical delivery or completion of the sale contract and the invoice is prepared and submitted to the customer. During the three months ended June 30, 2025 and 2024, the Company recorded Commodity sales revenues of $114.3 million and $173.3 million, respectively, and during the six months ended June 30, 2025 and 2024, recorded $246.5 million and $279.8 million, respectively, which is included in Commodity sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
Deferred Revenue
Deferred revenue primarily includes revenue from forward sales contracts and prepayments received for future trades. Deferred revenue related to Sadot Agri-Foods is recognized at the completion of each commodity forward sales contract agreement.
Other Revenues
Other revenues consist of management fees received for performing certain management services under contract such as sales, purchasing, administrative and human resources.
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. The consulting fees due to Aggia are related to ongoing Sadot Agri-Foods and expansion of the global agri-foods business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023, the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 17 – Commitments and contingencies for further details. Aggia waived the consulting fee of 40% of Net income of Sadot LLC for the three months ended June 30, 2025. Stock-based expenses for the three months ended June 30, 2025 and 2024 were $0.4 million and $1.9 million, respectively, and for the six months ended June 30, 2025 and 2024 were $1.8 million and $2.7 million, respectively, are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
The following securities are excluded from the calculation of weighted average diluted common shares on June 30, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants	1,580,699	1,625,738	1,583,558	1,676,367
Options	70,755	81,250	75,579	81,266
RSAs	573,385	1,047,568	605,935	985,969
Convertible debt	914,634	—	914,634	—
Total potentially dilutive shares	3,139,473	2,754,556	3,179,706	2,743,602

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and dilutive net income / (loss) per share attributable to the Company’s stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands, except for share count and per share data)
Net income / (loss) attributable to Sadot Group Inc.	389	2,369	1,327	2,104
Weighted-average shares outstanding:
Basic	5,813,911	4,423,432	5,521,706	4,305,822
Effect of potentially dilutive RSAs	10,610	—	3,516	—
Effect of potentially dilutive convertible debt	—	699,615	—	805,281
Diluted	5,824,521	5,123,047	5,525,222	5,111,103

Net income for continuing operations per share attributable to Sadot Group Inc.:
Basic	0.08	0.53	0.23	0.73
Diluted	0.08	0.45	0.23	0.62

Net income/ (loss) from discontinued operations per share attributable to Sadot Group Inc.:
Basic	(0.01)	0.01	0.01	(0.24)
Diluted	(0.01)	0.01	0.01	(0.21)

Net income per share attributable to Sadot Group Inc.:
Basic	0.07	0.54	0.24	0.49
Diluted	0.07	0.46	0.24	0.41
Major Vendors
The following table sets forth the major vendors to purchase commodities for resale, purchase inputs for farming operations and distribute food products to their Company-owned restaurants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of vendors	2	4	2	4
Type	Commodities	Commodities	Commodities	Commodities
% of purchases	99%	95%	95%	88%

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Major Customers
The following table sets forth the major customers:

	Three Months Ended March 31,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of customers	2	4	3	4
Type	Commodities	Commodities	Commodities	Commodities
% of sales	99%	89%	95%	82%
Derivative Instruments
The Company recognizes all derivatives in the balance sheet at fair value. During the three and six months ended June 30, 2025 and 2024, the Company’s derivatives were comprised of forward purchase and sales contracts for commodities, carbon offset units, and futures and options of food and feed related commodities, traded on the Chicago Mercantile Exchange ("CME"). Derivatives that do not meet the requirements for hedge accounting to be applied per FASB ASC 815, Derivatives and Hedging, are adjusted to fair value through earnings. If the derivative does meet the criteria in ASC 815 to use hedge accounting, depending upon the nature of the hedge, the effective portion of changes in the fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings.
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
Loss on debt extinguishment
Loss on debt extinguishment consist of the loss related to the exchange of stock for debt repayment, which is calculated using the variance between the agreed upon price per share of stock and the fair value of the stock on the date of the

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
exchange and the gain recognized due to writing off accounts payable that have passed the statue of limitations and no longer deemed payable.
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
Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s farming consolidated entity. The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE (“variable interest entities”). These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company has no VIEs on June 30, 2025 and December 31, 2024. The amount of net loss attributable to Non-controlling interests is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss).
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
as held for sale in the Company’s Consolidated Balance Sheets. Throughout most of 2024, the Company considered retaining some Company owned stores due to location and potential training centers that posed challenges for sale.
However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores, and have a sale pending for the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, we have deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company is currently in due diligence and legal process with multiple potential buyers.
The following presents the major classes of assets and liabilities for the Sadot Food Services reporting unit held for sale:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Cash	48	266
Accounts receivable, net of allowance for doubtful accounts of $31.1 thousand and $0.2 million as of June 30, 2025 and December 31, 2024, respectively	136	170
Other current assets	39	52
Property and equipment, net	6	6
Goodwill	1,798	1,798
Other non-current assets	185	189
Intangible assets, net	2,715	2,715
Assets held for sale	4,927	5,196

Accounts payable and accrued expenses	200	149
Notes payable, current	581	79
Operating lease liability, current	—	138
Deferred revenue, current	121	125
Other current liabilities	307	243
Notes payable, non-current	—	542
Deferred revenue, non-current	937	1,057
Liabilities held for sale	2,146	2,333
Sadot Food Services had the following pre-tax income and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Sadot Food Services Net Income / (Loss) Before Income Tax	(55)	42	52	(1,049)
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
However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores, and have a sale pending for the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, we have deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company performed an impairment test on the net assets of the restaurant operations as of June 30, 2025, noting the carrying amount was less than the fair value less cost to sell. The amount of loss from discontinued operations is disclosed in the Unaudited Consolidated Statements of Income and Other Comprehensive Income / (Loss).
Discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Revenues	383	1,745	777	3,174
Cost of goods sold	—	(1,219)	—	(2,550)
Gross profit	383	526	777	624
Depreciation and amortization expenses	—	—	—	(189)
Franchise advertising fund expenses	(13)	(12)	(34)	(28)
Post-closing expenses	(99)	(10)	(59)	(29)
Sales, general and administrative expenses	(321)	(728)	(621)	(1,431)
Income / (loss) from discontinued operations	(50)	(224)	63	(1,053)
Other income	1	19	1	19
Interest expense, net	(6)	247	(12)	(15)
Income / (loss) from discontinued operations before income tax	(55)	42	52	(1,049)
Income tax benefit / (expense) from discontinued operations	—	—	—	—
Income / (loss) from discontinued operations	(55)	42	52	(1,049)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5.    Allowance for Credit Losses on Accounts Receivable
For the periods ended June 30, 2025 and December 31, 2024, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Balance at beginning of period	105	173
Adjustments related to Sadot food services	—	54
Adjustments related to Sadot agri-foods	317	28
Transferred to assets held for sale	—	(150)
Balance at end of period	422	105
6.    Other Current Assets
On June 30, 2025 and December 31, 2024, the Company’s other current assets consists of the following:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Prepaid expenses	1,974	1,911
Other receivables	76	82
Derivative assets, current	46,697	93,520
Derivative contracts	5,784	18,602
Notes receivable, current	5,965	6,999
Deposit on farmland	5,852	5,852
Deposit on acquisition	2,836	—
Other Current Assets	69,185	126,966
Deposit on farmland consists of funds paid as a deposit with the intent to acquire farmland in Indonesia by Sadot Agri-Foods. Deposit on acquisition consists of funds paid as a deposit related to a potential strategic transaction. The deposits were made in accordance with the terms of a preliminary agreement and are refundable under certain conditions. The transactions remain subject to customary closing conditions, including regulatory approvals and final documentation.
7.    Other Non-Current Assets
On June 30, 2025 and December 31, 2024, the Company’s other non-current assets consist of the following:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Security deposits	22	23
Right to use assets	122	132
Other non-current assets	144	155

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
8.    Property and Equipment, Net
As of June 30, 2025 and December 31, 2024, Property and equipment consist of the following:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Furniture and equipment	232	232
Vehicles	215	215
Leasehold improvements	11	11
Land and land improvements	11,766	11,766
Construction in process	6	6
Property and equipment, gross	12,230	12,230
Less: accumulated depreciation	(464)	(410)
Property and equipment, net	11,766	11,820
Depreciation expense amounted to $27.0 thousand and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense amounted to $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of nil and $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and nil and $0.2 million for or the six months ended June 30, 2025 and 2024, respectively, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income / (Loss).
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
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2023	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at June 30, 2024	Intangible assets, net at December 31, 2024	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at June 30, 2025
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Pokémoto	83	—	(9)	(74)	—	—	—	—	—	—
Franchisee License Pokémoto	2,045	—	(69)	(1,976)	—	—	—	—	—	—
Proprietary Recipes Pokémoto	705	—	(40)	(665)	—	—	—	—	—	—
	2,833	—	(118)	(2,715)	—	—	—	—	—	—
Amortization expense related to intangible assets was nil and nil for the three months ended June 30, 2025 and 2024, respectively, and nil and $0.1 million for the six months ended June 30, 2025 and 2024.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokémoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31 2023	—	1,798	—	1,798
Impairment of goodwill	—	(1,798)	—	(1,798)
Goodwill, net at June 30, 2024	—	—	—	—
Goodwill, net at December 31, 2024	—	—	—	—
Transfer to assets held for sale	—	—	—	—
Goodwill, net at June 30, 2025	—	—	—	—

10.    Accounts Payables and Accrued Expenses
Accounts payables and accrued expenses consist of the following:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Accounts payable	4,273	2,187
Accrued payroll and bonuses	904	690
Accrued expenses	260	51
Accrued interest expenses	1	7
Accrued professional fees	229	249
Accounts payable commodities	28,750	24,833
Sales taxes payable	2	2
	34,419	28,019
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

In connection with the SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 in the principal amount of $3.0 million and the balance of $1.0 million on October 30, 2023. The purchase price for the Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the initial closing of the Pre-Paid Advance. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of $11.1495 or 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $3.30 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 49.9% of the outstanding shares of the common stock of the Company. If any time on or after October 22, 2023 (i) the daily VWAP is less than the Floor Price for seven trading days during a period of nine consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued in excess of 99% of the shares of common stock available under the Exchange Cap (“Exchange Cap Trigger” and collectively with the Floor Price Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $500,000 plus an 8.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the SEPA (the “Exchange Cap”). The Note was paid in full in 2024. The SEPA was terminated in June 2025.

Factoring agreement

As of June 30, 2025, $3.3 million of the Company’s total $11.3 million in notes payable relates to a factoring arrangement accounted for as a secured borrowing. Under the arrangement, accounts receivables with a carrying value of $3.9 million were pledged as collateral. The Company remains exposed to credit risk on the pledged receivables.
Notes Payable
The Company repaid a total amount of $4.6 million and $2.1 million during the three months ended June 30, 2025 and 2024, respectively, and $6.0 million and $6.4 million during the six months ended June 30, 2025 and 2024, respectively, of the notes payable. The company entered into new loans in the amount of $10.0 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the Company had an aggregate amount of $11.3 million in notes payable, net. The notes had interest rates ranges between 3.75% - 39.00% per annum, due on various dates through December 2025.
As of June 30, 2025, the Company has outstanding short-term secured debt in the form of notes payable totaling $2.3 million, which is included in the $11.3 million in notes payable, net. The effective interest rate on the short-term secured debt ranges between 34.59% - 39.00%.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The maturities of notes payable as of June 30, 2025, are as follows:

Principal Amount
$’000
7/1/25-6/30/26	12,316
7/1/26-6/30/27	66
7/1/27-6/31/28	—
Thereafter	—
Total maturities	12,382
Less discount	(1,077)
Notes payable, net	11,305
12.    Leases
The Company’s leases consist of restaurant locations and corporate offices. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-5 years and most leases included the option to extend the lease for an additional 5 years.
The total lease cost associated with right of use assets and operating lease liabilities was $11.0 thousand and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $25.0 thousand and $0.7 million for the six months ended June 30, 2025 and 2024, respectively, and has been recorded in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) as Cost of goods sold.
Right to use asset and operating lease liabilities decreased due to the refranchising, selling and closure of all of our corporate owned locations by June 30, 2025.
The assets and liabilities related to the Company’s leases were as follows:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Assets
Total lease assets	122	132
Right to use asset	122	132
Liabilities
Total lease liabilities	123	272
Transferred to liabilities held for sale	—	(138)
Operating leases – current	25	23
Operating leases – non-current	98	111

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below presents the future minimum lease payments under the noncancellable operating leases as of June 30, 2025:

Total
$’000
Fiscal Year:
07/01/2025-6/30/2026	45
07/01/2026-6/30/2027	45
07/01/2027-6/30/2028	45
07/01/2028-6/30/2029	34
07/01/2029-6/30/2030	—
Thereafter	—
Total lease payments	169
Less imputed interest	(46)
Present value of lease liabilities	123
The Company’s lease term and discount rates were as follows:

As of June 30, 2025
Weighted-average remaining lease term (in years)
Operating leases	3.78
Weighted-average discount rate
Operating leases	18.0%
13.    Deferred Revenue
The Company's deferred revenue consists of the following:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Deferred revenues, net	—	2,251
Less: deferred revenue, current	—	(2,251)
Deferred revenues, non-current	—	—
Deferred revenue related to commodity forward sales contracts and prepayments on future trades were nil and $2.3 million, as of June 30, 2025 and December 31, 2024, respectively.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
14.    Other Current Liabilities
Other current liabilities consist of the following:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Derivative contracts	—	60
Operating lease liability, current	25	23
Derivative liability, current	46,697	92,094
	46,722	92,177

15.    Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Operating lease liability, non-current	98	111
	98	111

16.    Income Taxes
The income tax expense for the periods shown consist of the following:

	Six Months Ended June 30,
	2025	2024
	$’000	$’000
Income tax expense	—	(7)
The Company’s effective tax rate for the periods shown, are as follows:

	As of
	June 30, 2025	December 31, 2024
Effective income tax rate	—%	0.1%
In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. The Company recorded no income tax expense for the three and six months ended June 30, 2025, resulting in an effective tax rate of 0%.

The 0% effective tax rate for the current period is primarily attributable to the continued utilization of net operating loss carryforwards. The deferred tax asset ("DTA") related to these NOLs is subject to a full valuation allowance which was previously recorded. As a result, although there is current period income, the corresponding income tax expense is offset by a reduction in the valuation allowance, resulting in no net income tax expense. The Company continues to maintain a full

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
valuation allowance against its deferred tax assets as it has not yet concluded that it is more likely than not that the deferred tax assets will be realized.

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
17.    Commitments and Contingencies
Forward Purchase and Sales Contracts
On November 24, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 Metric Tons (“MTs”) of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in May 2025, which is the executed contract date. The acquisition price for these MTs is $662 per MT, or $46.3 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815. On March 20, 2025, the Company settled this contract for a realized gain of $10.5 million, of which $9.3 million were recorded as unrealized gains in prior periods, with a total impact of $1.2 million in the first quarter.

On December 6, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 MTs of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in November/December 2024, which is the executed contract date. The acquisition price for these MTs is $674 per MT, or $47.2 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815. On March 20, 2025, the Company settled this contract for a realized gain of $11.1 million, of which $9.3 million were recorded as unrealized gains in prior periods, with a total impact of $1.8 million in the first quarter.

On June 5, 2025, the Company through Sadot Agri-Foods, entered into a forward purchase contract for the purchase of 45,000 MTs of soybean oil. Sadot Agri-Foods will purchase 45,000 MTs from a third-party in January 2026, which is the executed contract date. The purchase price for these MTs is $1,037.71 per MT, or $46.7 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815, but was not designated as a hedging instrument. As a result, the Company accounts for it using mark-to-market accounting, with changes in fair value recognized in current period earnings.

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
Pursuant to Addendum 2, on the Addendum Date, the Company issued 885,546 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, which such Shares represent 1,442,428 Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 556,882 Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 1,442,428 Shares representing 49.9% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot Agri-Foods, calculated quarterly divided by $31.25, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $12.50. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share. Further, the parties clarified that the Lock Up Agreement previously entered between the Company and Aggia dated November 16, 2022 shall be terminated on May 16, 2024 provided that any Shares that have not vested or been purchased by Aggia may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Following the Share Repurchase Date, in the event that there is net income for any fiscal quarter, then an amount equal to 40% of the net income shall accrue as debt payable by Sadot Group to Aggia (the “Debt”), until such Debt has reached a maximum of $71.5 million. Aggia waived the vesting of their shares for the three months ended June 30, 2025.
Additionally, for the three and six months ended June 30, 2025, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods' of $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2024, operating costs related to Sadot Agri-Foods' of $1.0 million and $2.1 million, respectively.
Sales Taxes
The Company had accrued a sales tax liability for approximately $1.7 thousand and $2.0 thousand as of June 30, 2025, and December 31, 2024, respectively. All current state and local sales taxes from January 1, 2018, for open Company-owned locations have been fully paid and in a timely manner.
Employment Agreements
On May 28, 2025, the Company entered into an Employment Agreement with Chagay Ravid, ("Mr. Ravid.'). During the term of the Employment Agreement, Mr. Ravid will serve as Chief Executive Officer of the Company and will be entitled to a base salary at the annualized rate of $200,000. Mr. Ravid will receive a one-time grant of $100,000 in restricted stock grants vesting in four equal quarterly installments. The restricted stock grant vests quarterly over one year in equal quarterly installments commencing October 1, 2025 which will be priced as of the start date. If Mr. Ravid is terminated by the Company for any reason other than cause Mr. Ravid will be entitled to a severance package of 12 months of salary.
Litigations, Claims and Assessments
On March 21, 2025, Cropit Farming Limited ("Cropit") commenced legal proceedings against our subsidiary, Sadot LLC, in the Commercial Registry of the High Court of Zambia. The complaint alleges that certain agreements between the

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
parties are invalid under Zambian law, and seeks rescission of these agreements, return of assets, and damages of approximately $6.7 million USD and 0.2 million Zambian Kwacha ($7.7 thousand USD as of June 30, 2025).
Sadot LLC has filed a response denying all allegations and has asserted substantial counterclaims. The counterclaims seek a declaration that the agreements are valid and enforceable, specific performance of the agreements, injunctive relief to protect contractual rights, damages for breach of contract, reputational damages, damages for loss of use of land, punitive damages of approximately 5.0 million Zambian Kwacha ($0.2 million USD as of June 30, 2025), interest, and costs.

As of August 2, 2025, the Company considers that all attempts of mediation were considered failed. The without prejudice mediation proceedings have therefore concluded. Sadot LLC filed for an injunction seeking court injunctions against their joint venture partner Cropit over serious breaches of their 2023 Joint Venture Agreement. Sadot asked the court to stop Cropit from: misappropriating company funds (approximately $0.4 million already spent without authorization), blocking access to farms and financial records, unilaterally hiring/firing staff, and making unauthorized high-value commitments. Sadot is demanding Cropit transfer five parcels of farmland to the joint venture company as contractually obligated - land transfers that Cropit has withheld despite Sadot already paying to discharge ABSA Bank's charges per the terms of the Joint Venture Agreement. Sadot claims these breaches have caused losses exceeding $1.6 million, prevented bank financing, and resulted in the loss of a potential investment funds. Sadot also intends to pursue damages under arbitration pursuant the International Chamber of Commerce rules.
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
On November 7, 2024, Lombard Trading International Corp. filed an Amended Complaint against the Company and Sadot Latam, LLC in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01). The Amended Complaint alleges unjust enrichment, conversion, fraud, conspiracy and civil theft related to a commodities transaction. The plaintiff claims that the Company failed to pay upon delivery of certain goods and is seeking damages in the amount of $7.4 million. The Company has not received the goods and has not received the Bills of Lading that were contractually required for the transaction to be completed. The Company denies these allegations and intends to vigorously defend against the claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the potential loss at this time. Therefore, no contingent liability has been recorded as of June 30, 2025.

On August 1, 2025, the court dismissed Lombard’s third motion in its entirety and the case will now be fixed for a hearing to deal with Sadot’s motion to dismiss the claims advanced by Lombard.
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

The notice indicated that the Company would have 180 calendar days, until May 6, 2024, to regain compliance with this requirement. On April 29, 2024, the Company submitted a request to Nasdaq requesting an additional 180 days to regain compliance. On May 7, 2024, the Company received notice from Nasdaq that the request for an additional 180 days to

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
regain compliance was approved. The Company was eligible to regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of its common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period. To qualify, the Company was required to meet the continued listing requirement for market value of the Company's publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and was required to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period.
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
The following table sets forth the results of operations for the relevant segments for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	114,338	—	114,338
Other revenues	—	52	—	52
Cost of goods sold	—	(109,403)	—	(109,403)
Gross profit	—	4,987	—	4,987
Depreciation and amortization expenses	—	(26)	(1)	(27)
Stock-based expenses	—	—	(419)	(419)
Sales, general and administrative expenses	—	(1,677)	(1,094)	(2,771)
Income / (loss) from operations	—	3,284	(1,514)	1,770
Interest income / (expense), net	—	53	(1,290)	(1,237)
Loss on debt extinguishment	—	—	(192)	(192)
Income / (loss) for continuing operations before income tax	—	3,337	(2,996)	341
Income tax expense	—	—	—	—
Net income / (loss) for continuing operations	—	3,337	(2,996)	341
Loss for discontinued operations, net of income tax	(55)	—	—	(55)
Net income / (loss)	(55)	3,337	(2,996)	286
Net loss attributable to non-controlling interest	—	103	—	103
Net income / (loss) attributable to Sadot Group Inc.	(55)	3,440	(2,996)	389
Total assets	4,927	125,472	230	130,629

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	246,506	—	246,506
Other revenues	—	52	—	52
Cost of goods sold	—	(235,559)	—	(235,559)
Gross profit	—	10,999	—	10,999
Depreciation and amortization expenses	—	(52)	(2)	(54)
Stock-based expenses	—	—	(1,847)	(1,847)
Sales, general and administrative expenses	—	(3,462)	(2,390)	(5,852)
Income / (loss) from operations	—	7,485	(4,239)	3,246
Interest expense, net	—	(700)	(2,078)	(2,778)
Change in fair value of stock-based compensation	—	—	778	778
Loss on debt extinguishment	—	—	(192)	(192)
Income / (loss) for continuing operations before income tax	—	6,785	(5,731)	1,054
Income tax expense	—	—	—	—
Net income / (loss) for continuing operations	—	6,785	(5,731)	1,054
Income for discontinued operations, net of income tax	52	—	—	52
Net income / (loss)	52	6,785	(5,731)	1,106
Net loss attributable to non-controlling interest	—	221	—	221
Net income / (loss) attributable to Sadot Group Inc.	52	7,006	(5,731)	1,327
Total assets	4,927	125,472	230	130,629

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the results of operations for the relevant segments for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	173,293	—	173,293
Cost of goods sold	—	(167,505)	—	(167,505)
Gross profit	—	5,788	—	5,788
Depreciation and amortization expenses	—	(92)	—	(92)
Stock-based expenses	—	—	(1,921)	(1,921)
Sales, general and administrative expenses	—	(847)	(854)	(1,701)
Income / (loss) from operations	—	4,849	(2,775)	2,074
Interest expense , net	—	(131)	(877)	(1,008)
Change in fair value of stock-based compensation	—	—	1,214	1,214
Income / (loss) for continuing operations before income tax	—	4,718	(2,438)	2,280
Income tax expense	—	—	(5)	(5)
Net income / (loss) for continuing operations	—	4,718	(2,443)	2,275
Income for discontinued operations, net of income tax	42	—	—	42
Net income / (loss)	42	4,718	(2,443)	2,317
Net loss attributable to non-controlling interest	—	52	—	52
Net income / (loss) attributable to Sadot Group Inc.	42	4,770	(2,443)	2,369
Total assets	6,335	152,503	6,936	165,774

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	279,800	—	279,800
Cost of goods sold	—	(271,202)	—	(271,202)
Gross profit	—	8,598	—	8,598
Depreciation and amortization expenses	—	(183)	—	(183)
Stock-based expenses	—	—	(2,717)	(2,717)
Sales, general and administrative expenses	—	(1,577)	(1,516)	(3,093)
Income / (loss) from operations	—	6,838	(4,233)	2,605
Interest expense , net	—	(185)	(1,051)	(1,236)
Change in fair value of stock-based compensation	—	—	1,691	1,691
Income / (loss) for continuing operations before income tax	—	6,653	(3,593)	3,060
Income tax expense	—	—	(7)	(7)
Net income / (loss) for continuing operations	—	6,653	(3,600)	3,053
Loss for discontinued operations, net of income tax	(1,049)	—	—	(1,049)
Net income / (loss)	(1,049)	6,653	(3,600)	2,004
Net loss attributable to non-controlling interest	—	100	—	100
Net income / (loss) attributable to Sadot Group Inc.	(1,049)	6,753	(3,600)	2,104
Total assets	6,335	152,503	6,936	165,774
In 2024, assets related to our Sadot food services segment met the criteria for classification as Assets held for sale. For additional information, see Note 2 – Significant accounting policies, Note 3 – Assets held for sale and Note 4 – Discontinued operations.
The Company will continue to evaluate its operating segments and update as necessary.
19.    Fair Value Measurement
The following tables presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis on June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Derivative asset	—	46,697	—	46,697
Derivative contracts	—	5,784	—	5,784
	—	52,481	—	52,481
Financial liabilities:
Derivative liability	—	46,697	—	46,697
	—	46,697	—	46,697

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Derivative asset	—	93,520	—	93,520
Derivative contracts	—	18,602	—	18,602
	—	112,122	—	112,122
Financial liabilities:
Derivative liability	—	92,094	—	92,094
Derivative contracts	—	60	—	60
	—	92,154	—	92,154
There were no transfers between fair value levels during the three and six months ended June 30, 2025.
See Note 17 – Commitments and contingencies and Note 20 – Financial instruments for details related to the Derivative liability being fair valued using Level 2 inputs.
Derivative Contracts
The Derivative contracts is primarily related to open hedging positions. The fair value of the Derivative contracts is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. Please refer to Note 2 – Significant accounting policies for additional information on ASC 815 leveling.

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
The Company’s assets and liabilities related to unrealized gains or losses on fair value hedges measured at fair value on June 30, 2025 and December 31, 2024 are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	June 30, 2025	December 31, 2024
Asset (liability) derivatives:		$’000	$’000
Derivative contracts	Other current liabilities	—	(60)
Total		—	(60)
The table below summarizes the realized gain or (loss) on the Company’s derivative instruments that are designated as fair value hedges and their location in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss):

		Three Months Ended June 30,
Derivatives in hedging relationships	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	(167)	529
Total		(167)	529

		Six Months Ended June 30,
Derivatives in hedging relationships	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	(31)	518
Total		(31)	518
From time to time we may enter into forward purchase and sales contracts that do not meet the definition or qualify for hedge accounting. Forward purchase and sales contracts are derivatives that were entered into to purchase or sell goods at a later date at a fixed or determinable price for a specific period. Forward sales contracts are recognized on the balance sheet at the value of the contract and the difference in the fair value and derivative liability is recorded as an unrealized gain or loss on derivative contracts. For forward sale contracts, if the underlying commodity price increases, we suffer a mark to market loss and have a derivative liability. Conversely, if the commodity price decreases, we have a hedging gain and recognize an unrealized gain on derivative contract. The difference in the fair value of the forward purchase contract and the contractual amount is recorded as an unrealized gain or loss on derivative contracts through cost of goods sold.

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

The follow table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2025 and December 31, 2024:

Derivatives	Balance Sheet Location	June 30, 2025	December 31, 2024
Asset (liability) derivatives:		$’000	$’000
Derivative contracts	Other current assets	5,784	18,602
Derivative asset	Other current assets	46,697	93,520
Derivative liability	Other current liabilities	(46,697)	(92,094)
Total		5,784	20,028

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the realized gain or (loss) on the Company’s derivative instruments that are not designated as hedges and their location in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss):

		Three Months Ended June 30,
Derivatives	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	5,784	3,275
Total		5,784	3,275

		Six Months Ended June 30,
Derivatives	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	8,812	6,534
Total		8,812	6,534
See Note 17 – Commitments and contingencies for additional information.
21.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020, under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 150,000 shares of common stock for issuance. As of June 30, 2025, 65,643 shares have been issued and 54,357 options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023, the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 250,000 shares of common stock for issuance. As of June 30, 2025, 242,404 shares have been issued and 6,893 option to purchase shares have been awarded under the 2023 Plan.
2024 Plan
The Company’s board of directors and shareholders approved and adopted on December 20, 2023, the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 750,000 shares of common stock for issuance. As of June 30, 2025, 682,133 shares have been issued under the 2024 Plan.

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
On May 14, 2025, the company exchanged a note payable of $0.1 million for 57,692 shares of common stock.
On May 19, 2025, the company exchanged a note payable of $0.2 million for 150,000 shares of common stock.
On May 28, 2025, the company exchanged a note payable of $0.1 million for 104,167 shares of common stock.
On June 2, 2025, the company exchanged a note payable of $0.1 million for 111,111 shares of common stock.
On June 10, 2025, the company exchanged a note payable of $0.2 million for 166,667 shares of common stock.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On June 12, 2025, the company exchanged a note payable of $0.3 million for 300,000 shares of common stock.
On June 15, 2025, the company exchanged a note payable of $0.2 million for 190,000 shares of common stock.
On June 30, 2025, the Company authorized the issuance of 77,698 shares of common stock to consultants for services rendered.
Preferred Stock
Our authorized preferred stock consists of 10,000,000 shares of preferred stock, $0.0001 par value per share. As of June 30, 2025 there are no shares of preferred stock currently issued and outstanding.
Restricted Share Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. These RSA's are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $31.250, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $12.50. Shares shall be considered issued and outstanding as of the effective date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Aggia permanently waived the vesting of RSA's for the three months ended June 30, 2025. The total RSA's vested for Aggia for the six months ended June 30, 2025 were 79,342.
On June 30, 2025, there were 553,940 restricted share awards outstanding awarded to employees, consultants and the board of directors.
A summary of the activity related to the restricted share awards, is presented below:

	Total RSA's	Weighted-average grant date fair value
		$
Unvested at, December 31, 2023	909,877	10.85
Granted	213,600	2.95
Forfeited	—	—
Vested	(247,098)	9.70
Unvested at June 30, 2024	876,379	9.32
Unvested at December 31, 2024	640,329	7.08
Granted	238,905	2.42
Forfeited	(90,923)	3.44
Vested	(234,371)	6.40
Unvested at June 30, 2025	553,940	5.96
Change in fair value of stock-based compensation on the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. Change in fair value of stock-based

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
compensation was nil and $1.2 million for the three months ended June 30, 2025, and 2024, respectively, and $0.8 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively.
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
Options
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2023	10.90	82,750	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	15.10	(1,500)	N/A	—
Outstanding, June 30, 2024	10.90	81,250	3.67	—
Exercisable and vested, June 30, 2024	9.80	28,812	3.55	—
Outstanding, December 31, 2024	10.84	81,250	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	10.94	(20,000)	N/A	—
Outstanding, June 30, 2025	10.80	61,250	2.57	—
Exercisable and vested, June 30, 2025	10.15	33,927	2.50	—

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Warrants
A summary of warrants activity during the six months ended June 30, 2025 and 2024 is presented below:

	Weighted-average exercise price	Number of warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2023	19.69	1,737,989	2.61	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	29.10	(135,814)	N/A	—
Outstanding, June 30, 2024	18.90	1,602,175	2.31	—
Exercisable, June 30, 2024	18.90	1,602,175	2.31	—
Outstanding, December 31, 2024	18.62	1,593,020	1.82	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	60.00	(12,321)	N/A	—
Outstanding, June 30, 2025	18.30	1,580,699	1.34	—
Exercisable, June 30, 2025	18.30	1,580,699	1.34	—
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $0.4 million for the three months ended June 30, 2025, of which $0.1 million, were executive compensation, $0.1 million were given to the board of directors, $0.2 million were given to consultants for services rendered and nil were stock-based consulting expenses paid to related party.
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $1.9 million for the three months ended June 30, 2024, of which $0.1 million, were executive compensation, $35.2 thousand, were given to the board of directors, $0.1 million were given to consultants for services rendered and $1.7 million were stock-based consulting expenses paid to related party.
Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $1.8 million for the six months ended June 30, 2025, of which $0.3 million, were executive compensation, $0.2 million were given to the board of directors, $0.4 million were given to consultants for services rendered and $1.0 million were stock-based consulting expenses paid to related party.
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $2.7 million for the six months ended June 30, 2024, of which $0.1 million, were executive compensation, $0.1 million were given to the board of directors, $0.2 million were given to consultants for services rendered and $2.4 million were stock-based consulting expenses paid to related party.

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
As of June 30, 2025, Aggia owned 9.2% of the Company's common stock.

During the three and six months ended June 30, 2025, the Company recorded Stock-based consulting expense of nil and $1.0 million to its related party, Aggia for consulting services rendered. During the three and six months ended June 30, 2024, the Company recorded Stock-based consulting expense of $1.7 million and $2.4 million to its related party, Aggia for consulting services rendered.

Additionally, for the three and six months ended June 30, 2025, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $0.7 million and $1.5 million, respectively. For the three and six months ended June 30, 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $1.0 million and $2.1 million, respectively.
On September 19, 2024, the Company received a loan from a related party, in an arm's length transaction, of $0.6 million, with a discount of $0.1 million, that matured on April 10, 2025. The maturity was extended until July 18, 2028 for an increase in principal of $0.3 million, which was the same terms as an unrelated party loan extension. This maturity has been extended until December 31, 2025, for immediate payment of $0.1 million towards principal balance, which was the same terms as an unrelated party loan extension, see Note 23 – Subsequent events for additional details.
On March 26, 2025, SGI launched Sadot South Korea and retained a 70% controlling interest. The entity that owns the 30% non-controlling interest, is 50% owned by one of our board members. In addition, she is paid compensation for her services in Sadot South Korea. As of June 30, 2025, 55,886 shares of stock were issued to the board member as compensation for services related to Sadot South Korea from January 6, 2025 through June 30, 2025.
The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
23.    Subsequent Events
Investment in Carbon Credit Project
On July 22, 2025, the Company, entered an agreement to acquire an equity stake in PT Green Bomas Indonesia ("Bomas"). Bomas has advised that the project is expected to generate between 1.1 and 1.2 million carbon credits in its first issuance cycle, verified under internationally recognized methodologies. The project focuses on the restoration and long-term protection of peatland and mangrove ecosystems. In consideration, the Company paid a purchase price of $13.4 million through the assignment of accounts receivable.

Fund Raising

On July 23, 2025, the Company consummated a public offering of 2,500,000 shares of common stock, par value $0.0001 per share (the “Shares”), for a purchase price of $1.00 per Share, resulting in aggregate gross proceeds of approximately $2.5 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from the sale of its securities for general corporate purposes, working capital and the repayment of debt in the approximate amount of $1.1 million, which includes a payment in the amount of $0.1 million of the proceeds of the offering to Jennifer Black, the Company’s Chief Financial Officer, to reduce the principal amount of a promissory note payable to Ms. Black. The offering closed on July 25, 2025.

The Shares were offered and sold by the Company pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-281842) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, on August 29, 2024, and declared effective by the SEC on September 19, 2024 (the “Registration Statement”), and a prospectus supplement dated July 23, 2025.

In connection with the offering, on July 23, 2025, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity LLC (the “Placement Agent”), pursuant to which the Company agreed to issue and sell directly to investors, on a best efforts basis, the Shares at a purchase price of $1.00 per Share.

Pursuant to the Placement Agency Agreement, the Company agreed that, for a period of 90 days from the date of the Placement Agency Agreement, it will not (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the Commission relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, other than entering into a line of credit with a traditional bank or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company, subject to certain exceptions as more fully described in the Placement Agency Agreement. In addition, the directors and officers of the Company agreed to be subject to a similar lockup restriction for a period of 180 days from the date of the Placement Agency Agreement, subject to certain exceptions as more fully described in the Placement Agency Agreement.

As part of its compensation for acting as Placement Agent for the offering, the Company paid the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds in this offering. In addition, the Company paid a non-accountable expense allowance to the Placement Agent equal to 1% of the gross proceeds in the offering and paid certain expenses of the Placement Agent, up to a maximum of $0.2 million.

In addition, the Company issued the Placement Agent and its designees warrants to purchase an aggregate of 125,000 shares of common stock representing 5% of the shares of common stock sold in the offering (“Placement Agent’s Warrants”). The Placement Agent’s Warrants are exercisable at a per shares of common stock price equal to $1.25 (or 125% of the assumed public offering price per share of common stock in this offering). The Placement Agent’s Warrants are exercisable at any time and from time to time, in whole or in part, commencing on the commencement of sales of the shares of common stock in the offering and expire on the date that is five years following the commencement of sales of shares of common stock in the offering.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note Amendments

On July 23, 2025, the Company entered into an amendment (the “October 2024 Amendment”) to the convertible promissory note originally issued on October 22, 2024 in the principal amount of $1.4 million (as previously amended and extended to a principal amount of $2.0 million, the “October 2024 Note”). The October 2024 Amendment modified the October 2024 Note by extending the maturity date to December 31, 2025. In addition, pursuant to the October 2024 Amendment, the conversion price was amended to equal $1.00 and the Company agreed to use $0.3 million of the net proceeds from the offering to repay a portion of the October 2024 Note, to make monthly payments of $0.1 million starting September 30, 2025 and to apply six percent (6%) of the net proceeds from any future capital raise for the repayment of October 2024 Note. The October 2024 Purchaser also agreed to a 90-day lock-up period following the closing of the offering, restricting the transfer or sales of the Company’s common stock or convertible securities owned by the October 2024 Purchaser.

On July 23, 2025, the Company entered into an amendment (the “Black Amendment”) to the promissory note originally issued on October 22, 2024 to Jennifer Black, the Company’s Chief Financial Officer, in the principal amount of $0.6 million (as previously amended and extended to a principal amount of $0.9 million, the “Black Note”). The Black Amendment modifies certain terms of the Black Note as follows: (i) extends the Maturity Date of the Black Note from July 18, 2025, to December 31, 2025 and (ii) removes the ability of Ms. Black to convert the Black Note into shares of common stock. Further, at the closing of the offering, the Company agreed to pay Ms. Black the lesser of $0.2 million or 5% of the proceeds from the offering. Total amount that was paid to Ms. Black from the offering was $0.1 million.

On July 23, 2025, the Company entered into an Amendment and Waiver (the “December 2024 Amendments”) with certain institutional investors (“December 2024 Purchasers”), amending the Purchase Agreement (the “December 2024 Agreement”) and the convertible senior notes originally issued on December 3, 2024 in the aggregate principal amount of $3.8 million (the “December 2024 Notes”). Pursuant to the December 2024 Amendments, among other things:

•The maturity date of the December 2024 Notes was extended from December 4, 2025 to December 31, 2025.

•The conversion price of the December 2024 Note was amended to be equal $1.00.

•The Company agreed to use $0.8 million of the net proceeds from the offering to repay a portion of the December 2024 Notes and to make monthly payments of $0.2 million starting September 30, 2025, which will increase to $0.4 million upon repayment of October 2024 Note.

•The Company is obligated to use 19% of the net proceeds of any future capital raises (other than this offering) to repay the outstanding balance of the December 2024 Notes.

•The conversion of the December 2024 Notes are limited such that the number of shares issued upon conversion will not exceed 19.9% of the Company’s outstanding common stock unless stockholder approval is obtained or is not required pursuant to applicable Nasdaq rules.

•The Company has agreed to use its best efforts to obtain stockholder approval to remove the Nasdaq Conversion Cap prior to the December 2024 Note’s maturity date.
•The Company agreed, while the December 2024 Notes are outstanding, not to issue or sell any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of the Company’s common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of the Company’s common stock at any time after the initial issuance of such debt or equity securities or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the Company’s business or the market for the Company’s common stock or (ii) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit or an “at the market offering”.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
•The December 2024 Purchasers waived certain rights and provisions under the December 2024 Notes and December 2024 Agreement in connection with the offering and certain payments to other noteholders described above in connection with the offering, including the Most Favored Nation provision. Additionally, the December 2024 Amendments contain a lock-up provision prohibiting the December 2024 Purchasers from selling or otherwise disposing of Company common stock or related securities owned by the December 2024 Purchasers for a period of 90 days following execution of the December 2024 Amendments.

Closure of Sadot Korea

On July 25, 2025, the Company closed its 70% owned subsidiary, Sadot Korea, due to changing market conditions.

Executive Officer Changes

On August 1, 2025, the Company announced the appointment of Paul Sansom as its Chief Financial Officer, effective August 1, 2025, following the resignation of Jennifer Black as Chief Financial Officer of the Company on July 28, 2025. Ms. Black’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Black agreed to serve as a consultant to the Company for 60 days for nominal consideration. Mr. Sansom, age 60, previously served as a member of the Company’s Board of Directors and its Audit Committee. Concurrent with his appointment as CFO, Mr. Sansom resigned from the Board of Directors and the Audit Committee, effective August 1, 2025. Mr. Sansom’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On August 1, 2025, the Company entered into an employment agreement with Mr. Sansom (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Sansom will receive an annual base salary of $0.2 million for the first six months of employment. At the end of the six month period, the Board of Directors shall review business key performance indicators, and subject to satisfactory performance, shall increase the base salary to a minimum of $0.4 million per year, as confirmed by the Board's compensation committee. Such increased salary shall be effective from the first day of the seventh month of employment. Mr. Sansom will be eligible for an annual performance bonus based on criteria to be determined by the Company’s Board of Directors. Mr. Sansom will also receive a grant of restricted shares valued at $0.1 million, which will vest in equal quarterly installments beginning October 1, 2025, subject to continued employment and satisfactory performance. The Employment Agreement provides for standard benefits, expense reimbursement, and participation in the Company’s employee benefit plans. If Mr. Sansom’s employment is terminated by the Company without cause or by Mr. Sansom for good reason, and subject to the execution of a general release, he will be entitled to severance pay equal to 12 months of his base salary. The Agreement also includes customary provisions regarding confidentiality, non-solicitation, non-competition, intellectual property assignment, and cooperation with legal proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of August 14, 2025, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. ("Sadot Group"), for the three and six months ended June 30, 2025, together with the audited financial statements of the Company for the year ended December 31, 2024 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2023 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” "Sadot", “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group Inc., together with its consolidated subsidiaries.

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
OVERVIEW
Sadot Group Inc. is our parent company and is headquartered in Burleson, Texas. In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-Foods supply-chain. As of June 30, 2025, Sadot Group consisted of 1 distinct operating unit and 1 discontinued operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Commodity sales	114,338	173,293	246,506	279,800
Other revenues	52	—	52	—
Cost of goods sold	(109,403)	(167,505)	(235,559)	(271,202)
Gross profit	4,987	5,788	10,999	8,598
Depreciation and amortization expenses	(27)	(92)	(54)	(183)
Stock-based expenses	(419)	(1,921)	(1,847)	(2,717)
Sales, general and administrative expenses	(2,771)	(1,701)	(5,852)	(3,093)
Income from operations	1,770	2,074	3,246	2,605

EBITDA	1,550	3,422	3,938	3,430
EBITDA attributable to Sadot Group Inc.	1,653	3,474	4,159	3,530

Our key business and financial metrics are explained in detail below.
Revenues
Our revenues are derived from Commodity sales. Commodity sales revenues are comprised of revenues generated from the purchase and sales of physical food and feed commodities related to our trading, farming operations and management fees received for performing certain management services under contract.
Cost of Goods Sold
Cost of goods sold includes commodity costs, labor, rent and other operating expenses.
Reclassification
During the three and six months ended June 30, 2025, the Company reclassified gains previously recognized in Other income related to the fair value remeasurement of certain financial instruments into Cost of goods sold ("COGS"). The reclassification was made to better reflect the nature and function of these instruments, which are economically linked to the Company’s inventory procurement, sales activities and to be consistent with our competitors. Management determined that presenting the related gains in COGS more accurately reflects the impact of these instruments on the Company’s gross margin and provides more decision-useful information to financial statement users. This change in presentation had no impact on net income, total comprehensive income, or earnings per share for the period.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of the depreciation of property and equipment.
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to our board of directors, and stock compensation paid to employees. The consulting fees due to Aggia are related to ongoing Sadot Agri-Foods and expansion of the global agri-foods commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023, the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. Aggia waived the consulting fee of 40% on Net income generated by Sadot LLC for the three months ended June 30, 2025. Stock-based expenses were $0.4 million and $1.9 million, for the three months ended June 30, 2025 and 2024 and $1.8 million and $2.7 million, for the six months ended June 30, 2025 and 2024, respectively, and are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
Other (Expense) / Income
Total Other (expense) / income listed below the Loss from operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) consists of Change in fair value of stock-based compensation, loss on debt extinguishment and Interest expense, net.
Loss on debt extinguishment
Loss on debt extinguishment consist of the loss related to the exchange of stock for debt repayment, which is calculated using the variance between the agreed upon price per share of stock and the fair value of the stock on the date of the exchange and the gain recognized due to writing off accounts payable that have passed the statue of limitations and no longer deemed payable.
Income Tax Benefit / (Expense)
Income tax benefit / (expense) represent federal, state and local current and deferred income tax expense.
Net Income (Loss) Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests were $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. and $0.2 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. During the year ended December 31, 2023 the Company created a joint-venture in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest.
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

Reconciliations of EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA from the most comparable U.S. GAAP measure, Net income and the calculations of the Net income Margin and EBITDA Margin for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Net income	286	2,317	1,106	2,004
Adjustments to EBITDA:
Depreciation and amortization expenses	27	92	54	183
Interest expense, net	1,237	1,008	2,778	1,236
Income tax expense	—	5	—	7
EBITDA	1,550	3,422	3,938	3,430
EBITDA attributable to non-controlling interest	103	52	221	100
EBITDA attributable to Sadot Group Inc.	1,653	3,474	4,159	3,530
Gross Profit	4,987	5,788	10,999	8,598
Gross Profit attributable to Sadot Group Inc.	5,090	5,840	11,220	8,698

Net income margin attributable to Sadot Group Inc.	0.3%	1.3%	0.4%	0.7%
EBITDA margin attributable to Sadot Group Inc.	1.4%	2.0%	1.7%	1.3%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	114,338	173,293	(58,955)	(34.0)%
Other revenues	52	—	52	NM
Cost of goods sold	(109,403)	(167,505)	58,102	(34.7)%
Gross profit	4,987	5,788	(801)	(13.8)%
Depreciation and amortization expenses	(27)	(92)	65	(70.7)%
Stock-based expenses	(419)	(1,921)	1,502	(78.2)%
Sales, general and administrative expenses	(2,771)	(1,701)	(1,070)	62.9%
Income from operations	1,770	2,074	(304)	(14.7)%
Interest expense, net	(1,237)	(1,008)	(229)	22.7%
Change in fair value of stock-based compensation	—	1,214	(1,214)	(100.0)%
Loss on debt extinguishment	(192)	—	(192)	NM
Income for continuing operations before income tax	341	2,280	(1,939)	85.0%
Income tax expense	—	(5)	5	(100.0)%
Net income for continuing operations	341	2,275	(1,934)	85.0%
Net income / (loss) for discontinued operations	(55)	42	(97)	231.0%
Net loss attributable to non-controlling interest	103	52	51	98.1%
Net income attributable to Sadot Group Inc.	389	2,369	(1,980)	83.6%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Three Months Ended June 30,
	2025	2024
Commodity sales	100.0%	100.0%
Other revenues	—%	—%
Cost of goods sold	(95.6)%	(96.7)%
Gross profit	4.4%	3.3%
Depreciation and amortization expenses	—%	(0.1)%
Stock-based expenses	(0.4)%	(1.1)%
Sales, general and administrative expenses	(2.4)%	(1.0)%
Income from operations	1.6%	1.2%
Interest expense, net	(1.1)%	(0.6)%
Change in fair value of stock-based compensation	—%	0.7%
Loss on debt extinguishment	(0.2)%	—%
Income for continuing operations before income tax	0.3%	1.3%
Income tax expense	—%	—%
Net income for continuing operations	0.3%	1.3%
Net income / (loss) for discontinued operations	—%	—%
Net loss attributable to non-controlling interest	0.2%	—%
Net income attributable to Sadot Group Inc.	0.3%	1.4%

Gross Profit

	Three Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	114,338	173,293	(58,955)	(34.0)%
Other revenues	52	—	52	NM
Cost of goods sold	(109,403)	(167,505)	58,102	(34.7)%
Gross profit	4,987	5,788	(801)	(13.8)%

NM= not meaningful
Our gross (loss) profit totaled $5.0 million profit for the three months ended June 30, 2025, compared to $5.8 million profit for the three months ended June 30, 2024. The $0.8 million decrease is primarily attributed to a decrease in Commodity sales partially offset by a decrease in Cost of goods sold.
We generated Commodity sales of $114.3 million for the three months ended June 30, 2025, compared to $173.3 million for the three months ended June 30, 2024. This represented a decrease of $59.0 million, which is primarily due to the Company not taking on trades with unfavorable margins.
We generated Other revenues of $0.1 million for the three months ended June 30, 2025, compared to nil for the three months ended June 30, 2024. This represented an increase of $0.1 million, which is attributable to management fees income due to a new management service offered.
Cost of goods sold for the three months ended June 30, 2025, totaled $109.4 million compared to $167.5 million for the three months ended June 30, 2024. The $58.1 million or 34.7% change is a direct result of the decrease in sales, reclassifying Sadot Agri Foods consulting fees to sales, general and administrative cost in 2025 and the reclass of gain on derivative contracts.
Depreciation and Amortization Expenses

	Three Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(27)	(92)	65	(70.7)%
Depreciation and amortization expenses for the three months ended June 30, 2025, totaled $27.0 thousand compared to $0.1 million, for the three months ended June 30, 2024. The $0.1 million decrease is mainly attributed to Farm related assets being fully depreciated in 2024.
Stock-Based Expenses

	Three Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Stock-based expenses	(419)	(1,921)	1,502	(78.2)%
Stock-based expenses for the three months ended June 30, 2025, totaled $0.4 million compared to $1.9 million for the three months ended June 30, 2024. The $1.5 million decrease in Stock-based expenses is primarily the result Aggia waiving the 40% of the Net income due to them for consulting fees. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot Agri-Foods. This expense is paid in the vesting in restricted stock that was issued to Aggia in 2024 and this was waived by Aggia for the three months ended June 30, 2025

Sales, General and Administrative Expenses

	Three Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(2,771)	(1,701)	(1,070)	62.9%
Sales, general and administrative expenses for the three months ended June 30, 2025, totaled $2.8 million compared to $1.7 million for the three months ended June 30, 2024. The $1.1 million increase was primarily attributable to an increase in consulting fees as a result of reclassifying Sadot Agri Foods consulting fees from cost of goods sold in 2025.

Other Income / (Expense)

	Three Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Total other income / (expense), net	(1,429)	206	(1,635)	(794)%

Other income for the three months ended June 30, 2025, totaled $1.4 million expense compared to $0.2 million income for the three months ended June 30, 2024. The $1.6 million decrease in income was primarily attributable to a $1.2 million decrease in income due to the change in fair value of stock-based compensation due to Aggia waiving its consulting fees and vesting of stock, a $0.2 million increase in expense due to the on Loss on extinguishment of debt and a $0.2 million increase in interest expense.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended June 30, 2025, by our operating segments:

	Three Months Ended June 30, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	114,338	—	114,338
Other revenues	—	52	—	52
Cost of goods sold	—	(109,403)	—	(109,403)
Gross profit	—	4,987	—	4,987
Depreciation and amortization expenses	—	(26)	(1)	(27)
Stock-based expenses	—	—	(419)	(419)
Sales, general and administrative expenses	—	(1,677)	(1,094)	(2,771)
Income / (loss) from operations	—	3,284	(1,514)	1,770
Interest income / (expense), net	—	53	(1,290)	(1,237)
Loss on debt extinguishment	—	—	(192)	(192)
Income / (loss) for continuing operations before income tax	—	3,337	(2,996)	341
Income tax expense	—	—	—	—
Net income / (loss) for continuing operations	—	3,337	(2,996)	341
Loss for discontinued operations, net of income tax	(55)	—	—	(55)
Net income / (loss)	(55)	3,337	(2,996)	286
Net loss attributable to non-controlling interest	—	103	—	103
Net income / (loss) attributable to Sadot Group Inc.	(55)	3,440	(2,996)	389
Total assets	4,927	125,472	230	130,629

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended June 30, 2024, by our operating segments:

	Three Months Ended June 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	173,293	—	173,293
Cost of goods sold	—	(167,505)	—	(167,505)
Gross profit	—	5,788	—	5,788
Depreciation and amortization expenses	—	(92)	—	(92)
Stock-based expenses	—	—	(1,921)	(1,921)
Sales, general and administrative expenses	—	(847)	(854)	(1,701)
Income / (loss) from operations	—	4,849	(2,775)	2,074
Interest expense , net	—	(131)	(877)	(1,008)
Change in fair value of stock-based compensation	—	—	1,214	1,214
Income / (loss) for continuing operations before income tax	—	4,718	(2,438)	2,280
Income tax expense	—	—	(5)	(5)
Net income / (loss) for continuing operations	—	4,718	(2,443)	2,275
Income for discontinued operations, net of income tax	42	—	—	42
Net income / (loss)	42	4,718	(2,443)	2,317
Net loss attributable to non-controlling interest	—	52	—	52
Net income / (loss) attributable to Sadot Group Inc.	42	4,770	(2,443)	2,369
Total assets	6,335	152,503	6,936	165,774

Unaudited Condensed Consolidated Results of Operations - Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	246,506	279,800	(33,294)	(11.9)%
Other revenues	52	—	52	NM
Cost of goods sold	(235,559)	(271,202)	35,643	(13.1)%
Gross profit	10,999	8,598	2,401	27.9%
Depreciation and amortization expenses	(54)	(183)	129	(70.5)%
Stock-based expenses	(1,847)	(2,717)	870	(32.0)%
Sales, general and administrative expenses	(5,852)	(3,093)	(2,759)	89.2%
Income from operations	3,246	2,605	641	24.6%
Interest expense, net	(2,778)	(1,236)	(1,542)	124.8%
Change in fair value of stock-based compensation	778	1,691	(913)	(54.0)%
Loss on debt extinguishment	(192)	—	(192)	NM
Income / (Loss) Before Income Tax	1,054	3,060	(2,006)	65.6%
Income tax expense	—	(7)	7	(100.0)%
Net income for continuing operations	1,054	3,053	(1,999)	65.5%
Net income / (loss) for discontinued operations	52	(1,049)	1,101	105.0%
Net loss attributable to non-controlling interest	221	100	121	121.0%
Net income attributable to Sadot Group Inc.	1,327	2,104	(777)	36.9%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Six Months Ended June 30,
	2025	2024
Commodity sales	100.0%	100.0%
Other revenues	—%	—%
Cost of goods sold	(95.5)%	(96.9)%
Gross profit	4.5%	3.1%
Depreciation and amortization expenses	—%	(0.1)%
Stock-based expenses	(0.7)%	(1.0)%
Sales, general and administrative expenses	(2.4)%	(1.1)%
Income from operations	1.3%	0.9%
Interest expense, net	(1.1)%	(0.4)%
Change in fair value of accrued compensation	0.3%	0.6%
Loss on debt extinguishment	(0.1)%	—%
Income for continuing operations before income tax	0.4%	1.1%
Income tax expense	—%	—%
Net income for continuing operations	0.4%	1.1%
Net income / (loss) for discontinued operations	—%	(0.4)%
Net loss attributable to non-controlling interest	0.2%	—%
Net income attributable to Sadot Group Inc.	0.5%	0.8%
Gross Profits

	Six Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	246,506	279,800	(33,294)	(11.9)%
Other revenues	52	—	52	NM
Cost of goods sold	(235,559)	(271,202)	35,643	(13.1)%
Gross profit	10,999	8,598	2,401	27.9%

NM= not meaningful
Our gross profit totaled $11.0 million for the six months ended June 30, 2025, compared to $8.6 million for the six months ended June 30, 2024. The $2.4 million increase is primarily attributed to a decrease in Cost of goods sold and an increase in other revenues, partially offset by a decrease in Commodity sales.
We generated Commodity sales of $246.5 million for the six months ended June 30, 2025. Commodity sales for the six months ended June 30, 2024 was $279.8 million. This represented a decrease of $33.3 million, which is primarily due to the Company not taking on trades with unfavorable margins.
We generated Other revenues of $0.1 million or the six months ended June 30, 2025, compared to nil for the six months ended June 30, 2024. This represented an increase of $0.1 million, which is attributable to management fees income due to a new management service offered.
Cost of goods sold for the six months ended June 30, 2025, totaled $235.6 million. The Cost of goods sold for the six months ended June 30, 2024 was $271.2 million. The $35.6 million change is primarily due to a direct result of the decrease in sales, reclassifying Sadot Agri Foods consulting fees to sales, general and administrative cost in 2025 and the reclass of gain on derivative contracts .

Depreciation and Amortization Expenses

	Six Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(54)	(183)	129	(70.5)%
Depreciation and amortization expenses for the six months ended June 30, 2025 totaled $0.1 million compared to $0.2 million, for the six months ended June 30, 2024. The $0.1 million decrease is mainly attributed to Farm related assets being fully depreciated in 2024.
Stock-Based Expenses

	Six Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Stock-based expenses	(1,847)	(2,717)	870	(32.0)%
Stock-based expenses for the six months ended June 30, 2025, totaled $1.8 million compared to $2.7 million for the six months ended June 30, 2024. The $0.9 million decrease in Stock-based expenses is primarily the result Aggia waiving the 40% of the Net income due to them for consulting fees. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot Agri-Foods. This expense is paid in the vesting in restricted stock that was issued to Aggia in 2025 and this was waived by Aggia for the three months ended June 30, 2025
Sales, General and Administrative Expenses

	Six Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(5,852)	(3,093)	(2,759)	89.2%
Sales, general and administrative expenses for the six months ended June 30, 2025 totaled $5.9 million, compared to $3.1 million, for the six months ended June 30, 2024. The $2.8 million increase was primarily attributable to an increase in consulting fees as a result of reclassifying Sadot Agri Foods consulting fees from cost of goods sold.

Total Other Income, Net

	Six Months Ended June 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Total other income / (expense), net	(2,192)	455	(2,647)	(581.8)%
Total other income / (expense), net for the six months ended June 30, 2025 totaled $2.2 million compared to $0.5 million loss, for the six months ended June 30, 2024. The $2.6 million decrease in Total other income / (expense), net was attributable to a $1.5 million increase in Interest expense and a $0.2 million increase on Loss on extinguishment of debt, partially offset by a decrease of $0.9 million gain in the Change in fair value of accrued compensation.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the six months ended June 30, 2025 and 2024, by our operating segments:

	Six Months Ended June 30, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	246,506	—	246,506
Other revenues	—	52	—	52
Cost of goods sold	—	(235,559)	—	(235,559)
Gross profit	—	10,999	—	10,999
Depreciation and amortization expenses	—	(52)	(2)	(54)
Stock-based expenses	—	—	(1,847)	(1,847)
Sales, general and administrative expenses	—	(3,462)	(2,390)	(5,852)
Income / (loss) from operations	—	7,485	(4,239)	3,246
Interest expense, net	—	(700)	(2,078)	(2,778)
Change in fair value of stock-based compensation	—	—	778	778
Loss on debt extinguishment	—	—	(192)	(192)
Income / (loss) for continuing operations before income tax	—	6,785	(5,731)	1,054
Income tax expense	—	—	—	—
Net income / (loss) for continuing operations	—	6,785	(5,731)	1,054
Income for discontinued operations, net of income tax	52	—	—	52
Net income / (loss)	52	6,785	(5,731)	1,106
Net loss attributable to non-controlling interest	—	221	—	221
Net income / (loss) attributable to Sadot Group Inc.	52	7,006	(5,731)	1,327
Total assets	4,927	125,472	230	130,629

	Six Months Ended June 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	279,800	—	279,800
Cost of goods sold	—	(271,202)	—	(271,202)
Gross profit	—	8,598	—	8,598
Depreciation and amortization expenses	—	(183)	—	(183)
Stock-based expenses	—	—	(2,717)	(2,717)
Sales, general and administrative expenses	—	(1,577)	(1,516)	(3,093)
Income / (loss) from operations	—	6,838	(4,233)	2,605
Interest expense , net	—	(185)	(1,051)	(1,236)
Change in fair value of stock-based compensation	—	—	1,691	1,691
Income / (loss) for continuing operations before income tax	—	6,653	(3,593)	3,060
Income tax expense	—	—	(7)	(7)
Net income / (loss) for continuing operations	—	6,653	(3,600)	3,053
Loss for discontinued operations, net of income tax	(1,049)	—	—	(1,049)
Net income / (loss)	(1,049)	6,653	(3,600)	2,004
Net loss attributable to non-controlling interest	—	100	—	100
Net income / (loss) attributable to Sadot Group Inc.	(1,049)	6,753	(3,600)	2,104
Total assets	6,335	152,503	6,936	165,774
Liquidity and Capital Resources
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	June 30, 2025	December 31, 2024
	$’000	$’000
Cash	422	1,786
Accounts Receivable, net	44,136	18,014
Inventory	49	717
Other current assets(1)	69,185	126,966
Assets held for sale(2)	4,927	5,196
Total current assets	118,719	152,679
Accounts payable and accrued expenses	34,419	28,019
Notes payable, net	11,239	7,390
Other current liabilities(3)	46,722	94,428
Liabilities held for sale(4)	2,146	2,333
Total current liabilities	94,526	132,170
Working capital(5)	24,193	20,509
Current ratio(6)	1.26	1.16
(1) Consists of VAT, prepaid expenses, derivative assets, derivative contracts, Notes receivable, current, deposit on farmland and deposit on acquisition.
(2) See Note 3 for additional information
(3) Consists of Operating lease liability, current, derivative liability, current and derivative contracts
(4) See Note 3 for additional information
(5) Working Capital is defined as Total current assets less Total current liabilities

(6) Current ratio is defined as Total current assets divided by Total current liabilities
Availability of Additional Funds
Our main financial objectives are to prudently manage financial risk, ensure access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, borrowings under various credit facilities and term loans. On June 30, 2025, current ratio, which equals Total current assets divided by Total current liabilities, was 1.26, an increase of 0.10, compared to current ratio of 1.16 on December 31, 2024. On June 30, 2025, working capital, which equals Total current assets less Total current liabilities, was $24.2 million an increase of $3.7 million, compared to working capital of $20.5 million on December 31, 2024. The increase in current ratio and working capital was primarily due to an increase in Accounts receivable and a decrease in Other current liabilities, partially offset by an increase in Accounts payable and accrued expenses, a decrease in Other current assets, and a decrease in Assets held for sale. While the Company maintains a base of current assets, including inventories and receivables, the timing and certainty of converting these assets into cash has presented operational challenges.

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
Sources and Uses of Cash for the Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025, Net cash used in operating activities from continuing operation was $5.4 million compared to $10.5 million provided by operating activities for the six months ended June 30, 2024. Net cash provided by operating activities from discontinued operations was $0.1 million and $0.1 million, respectively, for the six months ended June 30, 2025 and 2024. Our Net cash used for the six months ended June 30, 2025, was primarily attributable to our Net income of $1.1 million, adjusted for net non-cash income in the aggregate amount of $2.8 million and $9.3 million of Net cash used by changes in the levels of operating assets and liabilities. Our Net cash provided for the six months ended June 30, 2024, was primarily attributable to our Net income of $2.0 million, adjusted for net non-cash income in the aggregate amount of $1.6 million and $6.9 million of Net cash used in changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2025, Net cash used in investing activities was nil . For the six months ended June 30, 2024, Net cash provided by investing activities from continuing operations was $3.0 thousand, consisting of $7.0 thousand, which was used in the purchase of property and equipment, partially offset by $10.0 thousand, which was provided by the disposal of property and equipment. Net cash provided by investing activities from discontinued operations was $29.0 thousand.
For the six months ended June 30, 2025, Net cash provided by financing activities from continuing operations was $4.0 million, consisting of proceeds from notes payable of $10.0 million partially offset by repayments of various other notes payable of $6.0 million. Net cash used in financing activities from discontinued operations was $42.0 thousand and $0.1 million, respectively, for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2024, Net cash used in financing activities was $1.9 million, consisting of repayments of various other notes payable of $5.4 million partially offset by $3.5 million of proceeds from notes payable.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 2, 2025, the Company considers that all attempts of mediation were considered failed. The without prejudice mediation proceedings have therefore concluded. Sadot LLC filed for an injunction seeking court injunctions against their joint venture partner Cropit over serious breaches of their 2023 Joint Venture Agreement. Sadot asked the court to stop Cropit from: misappropriating company funds (approximately $0.4 million already spent without authorization), blocking access to farms and financial records, unilaterally hiring/firing staff, and making unauthorized high-value commitments. Sadot is demanding Cropit transfer five parcels of farmland to the joint venture company as contractually obligated - land transfers that Cropit has withheld despite Sadot already paying to discharge ABSA Bank's charges per the terms of the Joint Venture Agreement. Sadot claims these breaches have caused losses exceeding $1.6 million, prevented bank financing, and resulted in the loss of a potential investment funds. Sadot also intends to pursue damages under arbitration pursuant the ICC rules.

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

On November 7, 2024, Lombard Trading International Corp. filed an Amended Complaint against the Company and Sadot Latam, LLC in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01). The Amended Complaint alleges unjust enrichment, conversion, fraud, conspiracy and civil theft related to a commodities transaction. The plaintiff claims that the Company failed to pay upon delivery of certain goods and is seeking damages in the amount of $7.4 million. The Company denies these allegations and intends to vigorously defend against the claims. On August 1, 2025, the court dismissed Lombard’s third motion in its entirety and the case will now be fixed for a hearing to deal with Sadot’s motion to dismiss the claims advanced by Lombard. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the potential loss at this time.

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
On May 14, 2025, the company exchanged a note payable of $0.1 million for 57,692 shares of common stock.
On May 19, 2025, the company exchanged a note payable of $0.2 million for 150,000 shares of common stock.
On May 28, 2025, the company exchanged a note payable of $0.1 million for 104,167 shares of common stock.
On June 2, 2025, the company exchanged a note payable of $0.1 million for 111,111 shares of common stock.
On June 10, 2025, the company exchanged a note payable of $0.2 million for 166,667 shares of common stock.
On June 12, 2025, the company exchanged a note payable of $0.3 million for 300,000 shares of common stock.

On June 15, 2025, the company exchanged a note payable of $0.2 million for 190,000 shares of common stock.
On June 30, 2025, the Company authorized the issuance of 77,698 shares of common stock to consultants for services rendered.
The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On April 11, 2025, Kevin Mohan resigned as Chief Investment Officer effective May 5, 2025.
On April 27, 2025, the Company with deep sadness announced that Marvin Yeo, age 53, a member of the Company’s Board of Directors and Sustainability Committee, unexpectedly passed away on Sunday, April 27, 2025.

On May 7, 2025, the Company appointed David Hanna as the Interim Chief Executive Officer, effective June 2, 2025. Mr. Hanna succeeded Catia Jorge who resigned for personal reasons as Chief Executive Officer on May 2, 2025, effective June 1, 2025. Mr. Hanna never assumed the position of Interim Chief Executive Officer as Chagay Ravid was name Chief Executive Office on May 28, 2025.

On May 8, 2025, Kevin Mohan, a director of the Company, and Mark McKinney, the Chairman of the Board of Directors (the “Board”) and a member of the Compensation Committee and the Audit Committee, submitted resignations from the Board and its committees, effective immediately. Neither director had any disagreement with the Company with respect to its operations, policies or practices.

On May 22, 2025, Claudio Torres was appointed to the Compensation Committee.

On May 22, 2025, Ahmed Khan was appointed to the Audit Committee.
On May 28, 2025, Sadot Group Inc. appointed Chagay Ravid as the Chief Executive Officer. Mr. Ravid succeeded Catia Jorge who was serving at the Chief Executive Officer through June 1, 2025. David Hanna was to become Interim Chief Executive Officer effective June 2, 2025, but agreed to remain with the Company and lead the Sadot Canada subsidiary and assist in global trade operations. On May 28, 2025, the Company entered into an Employment Agreement with Mr. Ravid. During the term of the Employment Agreement, Mr. Ravid will serve as Chief Executive Officer of the Company and will be entitled to a base salary at the annualized rate of $200,000. Mr. Ravid will receive a one-time grant of $100,000 in restricted stock grants vesting in four equal quarterly installments. The restricted stock grant vests quarterly over one year in equal quarterly installments commencing October 1, 2025 which will be priced as of the start date. If Mr. Ravid is terminated by the Company for any reason other than cause Mr. Ravid will be entitled to a severance package of 12 months of salary.

On June 18, 2025, Claudio Torres was appointed as Chairman of the Board of Sadot Group.

On August 1, 2025, the Company announced the appointment of Paul Sansom as its Chief Financial Officer, effective August 1, 2025, following the resignation of Jennifer Black as Chief Financial Officer of the Company on July 28, 2025. Ms. Black’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Black agreed to serve as a consultant to the Company for 60 days for nominal consideration. On August 1, 2025, the Company entered into an employment agreement with Mr. Sansom (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Sansom will receive an annual base salary of $190,000 for the first six months of employment. At the end of the six month period, the Board of Directors shall review business key performance indicators, and subject to satisfactory performance, shall increase the base salary to a minimum of $380,000 per year, as confirmed by the Board's compensation committee. Such increased salary shall be effective from the first day of the seventh month of employment. Mr. Sansom will be eligible for an annual performance bonus based on criteria to be determined by the Company’s Board of Directors. Mr. Sansom will also receive a grant of restricted shares valued at $90,000, which will vest in equal quarterly installments beginning October 1, 2025, subject to continued employment and satisfactory performance. The Employment Agreement provides for standard benefits, expense reimbursement, and participation in the Company’s employee benefit plans. If Mr. Sansom’s employment is terminated by the Company without cause or by Mr. Sansom for good reason, and subject to the execution of a general release, he will be entitled to severance pay equal to 12 months of his base salary. The Agreement also includes customary provisions regarding confidentiality, non-solicitation, non-competition, intellectual property assignment, and cooperation with legal proceedings. As noted, Mr. Sansom resigned from the Company’s Board of Directors and its Audit Committee, effective August 1, 2025, in connection with his appointment as CFO. As a result of Mr. Sansom’s resignation, the Audit Committee currently has fewer than three members, which does not comply with Nasdaq Listing Rule 5605(c)(2)(A) requiring a minimum of three independent directors.
Item 6. Exhibits

Exhibit No.	Exhibit Description
1.1+
Placement Agency Agreement, dated as of July 23, 2025, by and between Sadot Group Inc. and ThinkEquity LLC as Placement Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

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

4.7+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2022)

4.8+	2023 Equity Incentive Plan (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)

4.9+	2024 Equity Incentive Plan (Incorporated herein by reference to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on May 23, 2024)

4.10+	Description of Securities (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

4.11+	Form of Additional Warrant – Altium Growth Fund Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 27, 2023.)

4.12+	Form of Promissory Note dated June 20, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 26, 2025).

4.13+	Form of Placement Agent Warrant (incorporated by reference to to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

4.14+	Employment Agreement between Sadot Group Inc. and Paul Sansom Dated August 1, 2025 (incorporated by reference to to the Registrant’s Current Report on Form 8-K filed on August 1, 2025)

4.15+	Separation Agreement, dated July 28, 2025, by and between Sadot Group Inc. and Jennifer Black (incorporated by reference to to the Registrant’s Current Report on Form 8-K filed on August 1, 2025)

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

10.22+
Employment Agreement between Sadot Group Inc, and David Hanna dated May 7, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2025)

10.23+
Employment Agreement between Sadot Group Inc, and Chagay Ravid dated May 28, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 29, 2025)

10.24+
Form of Securities Purchase Agreement between Sadot Group Inc. and accredited investors dated June 20, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 26, 2025).

10.25+
Designee Transfer Agreement dated July 22, 2025 by and between Sadot LLC and Palladium Holdings Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 23, 2025).

10.26+	Amendment between Sadot Group Inc. and Target Capital I, LLC dated July 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

10.27+	Amendment between Sadot Group Inc. and Jennifer Black dated July 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

10.28+	Form of Amendment and Waiver entered with the December 2024 Purchasers dated July 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

19.1+	Sadot Group Inc. – Insider Trading Policy (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

21.1+	List of Subsidiaries (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SADOT GROUP INC.

	By:	/s/ Chagay Ravid
Chagay Ravid
Dated: August 14, 2025		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul Sansom
Paul Sansom
Chief Financial Officer (Principal Financial Officer)