Form 10-Q
period 2025-09-30
Sadot Group Inc.
filed 2025-11-19
CIK 1701756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of November 19, 2025, was 1,292,080.

Sadot Group Inc.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2025

	Table of Contents	Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2025 and December 31, 2024	4
	Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2025 and 2024	9
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68
Item 4.	Controls and Procedures	68
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	78
Signatures		84

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sadot Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024
	$’000	$’000
ASSETS
Current assets:
Cash	581	1,786
Accounts receivable, net of allowance for doubtful accounts of $2.3 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively	29,054	18,014
Inventory	154	717
Assets held for sale	5,016	5,196
Other current assets	12,864	126,966
Total current assets	47,669	152,679
Property and equipment, net	11,743	11,820
Other non-current assets	13,551	155
Total assets	72,963	164,654
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	35,432	28,019
Notes payable, current, net of discount of $0.6 million and $0.9 million as of September 30, 2025 and December 31, 2024, respectively	11,540	7,390
Deferred revenue, current	—	2,251
Liabilities held for sale	2,142	2,333
Other current liabilities	26	92,177
Total current liabilities	49,140	132,170
Notes payable, non-current	47	—
Other non-current liabilities	92	111
Total liabilities	49,279	132,281
Equity:
Common stock, $0.0001 par value, 2,000,000 shares authorized, 1,041,281 and 522,514 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	117,931	112,406
Accumulated deficit	(97,121)	(83,187)
Accumulated other comprehensive loss	(85)	(27)
Total Sadot Group Inc. shareholders' equity	20,726	29,193
Non-controlling interest	2,958	3,180
Total stockholders’ equity	23,684	32,373
Total liabilities and stockholders’ equity	72,963	164,654

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Commodity sales	272	200,906	246,778	480,706
Other revenues	17	—	69	—
Cost of goods sold	(6,630)	(193,247)	(242,189)	(464,448)
Gross profit / (loss)	(6,341)	7,659	4,658	16,258
Depreciation and amortization expenses	(22)	(49)	(76)	(232)
Stock-based expenses	(584)	(1,713)	(2,431)	(4,430)
Sales, general and administrative expenses	(7,388)	(3,424)	(13,240)	(6,518)
Income / (loss) from operations	(14,335)	2,473	(11,089)	5,078
Interest expense, net	(887)	(1,712)	(3,665)	(2,948)
Change in fair value of stock-based compensation	—	1,001	778	2,691
Loss on debt extinguishment	—	—	(192)	—
Income / (loss) for continuing operations before income tax	(15,222)	1,762	(14,168)	4,821
Income tax expense	(2)	(3)	(2)	(9)
Net income / (loss) for continuing operations	(15,224)	1,759	(14,170)	4,812
Discontinued Operations:
Income / (loss) for discontinued operations, net of income tax	(38)	(665)	14	(1,713)
Net income / (loss) for discontinued operations	(38)	(665)	14	(1,713)
Net income / (loss)	(15,262)	1,094	(14,156)	3,099
Net loss attributable to non-controlling interest	73	69	294	169
Net income / (loss) attributable to Sadot Group Inc.	(15,189)	1,163	(13,862)	3,268

Net income/ (loss) from continuing operations per share attributable to Sadot Group Inc.:
Basic	(17.38)	3.89	(21.04)	11.23
Diluted	(17.38)	3.65	(21.04)	10.58

Net income/ (loss) from discontinued operations per share:
Basic	(0.04)	(1.42)	0.02	(3.86)
Diluted	(0.04)	(1.33)	0.02	(3.64)

Weighted-average # of common shares outstanding:
Basic	871,759	469,335	659,565	443,607
Diluted	871,759	501,134	659,565	470,796

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss)
(Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Net income / (loss)	(15,262)	1,094	(14,156)	3,099
Other comprehensive income / (loss)
Foreign exchange translation adjustment	(1)	(4)	(58)	(1)
Unrealized loss	—	(1)	—	(187)
Total other comprehensive loss	(1)	(5)	(58)	(188)
Total comprehensive income / (loss)	(15,263)	1,089	(14,214)	2,911
Comprehensive loss attributable to non-controlling interest	73	69	294	169
Total comprehensive income / (loss) attributable to Sadot Group Inc.	(15,190)	1,158	(13,920)	3,080

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total
	Shares	Amount
		$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2023	404,647	—	107,992	(87,179)	8	3,436	24,257
Common stock compensation to board of directors	1,056	—	42	—	—	—	42
Common stock issued as compensation for services	5,834	—	175	—	—	—	175
Conversion of convertible loan	28,414	—	965	—	—	—	965
Stock based compensation - vesting of options and restricted stock awards	2,391	—	111	—	—	—	111
Unrealized loss, net of income tax	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	(265)	—	(48)	(313)
Balance at March 31, 2024	442,342	—	109,285	(87,444)	(52)	3,388	25,177
Common stock issued as compensation for services	13,990	—	535	—	—	—	535
Stock based compensation - vesting of options and restricted stock awards	3,318	—	146	—	—	—	146
Foreign exchange translation adjustment	—	—	—	—	3	—	3
Unrealized loss, net of income tax	—	—	—	—	(126)	—	(126)
Net income	—	—	—	2,369	—	(52)	2,317
Balance at June 30, 2024	459,650	—	109,966	(85,075)	(175)	3,336	28,052
Common stock compensation to board of directors	—	—	—	—	—	—	—
Common stock issued as compensation for services	16,865	—	723	—	—	—	723
Conversion of convertible loan	22,178	1	819	—	—	—	820
Stock based compensation - vesting of options and restricted stock awards	3,318	—	142	—	—	—	142
Foreign exchange translation adjustment	—	—	—	—	(4)	—	(4)
Unrealized loss, net of income tax	—	—	—	—	(1)	—	(1)
Reconciliation of post-split shares outstanding per transfer agent	26	—	—	—	—	—	—
Net loss	—	—	—	1,163	—	(69)	1,094
Balance at September 30, 2024	502,037	1	111,650	(83,912)	(180)	3,267	30,826

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited) (Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Non-controlling Interest	Total
	Shares	Amount
		$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2024	522,514	1	112,406	(83,187)	(27)	3,180	32,373
Common stock issued as compensation for services	11,342	—	315	—	—	—	315
Stock based compensation - vesting of options and restricted stock awards	7,397	—	283	—	—	—	283
Foreign exchange translation adjustment	—	—	—	—	2	—	2
Unrealized loss	—	—	—	—	(88)	—	(88)
Net income / (loss)	—	—	—	938	—	(118)	820
Balance at March 31, 2025	541,253	1	113,004	(82,249)	(113)	3,062	33,705
Common stock issued as compensation for services	7,768	—	108	—	—	—	108
Stock based compensation - vesting of options and restricted stock awards	8,122	—	259	—	—	—	259
Conversion of convertible loan	123,911	—	1,552	—	—	—	1,552
Foreign exchange translation adjustment	—	—	—	—	(59)	—	(59)
Unrealized gain	—	—	—	—	88	—	88
Net income / (loss)	—	—	—	389	—	(103)	286
Balance at June 30, 2025	681,054	1	114,923	(81,860)	(84)	2,959	35,939
Common stock issued as compensation for services	5,000	—	48	—	—	—	48
Common stock issued for cash, net of expenses	308,219	—	2,425	—	—	—	2,425
Cash exercise of warrants and warrant modification	37,063	—	—	—	—	—	—
Cash exercise of warrants	—	—	168	—	—	—	168
Stock based compensation - vesting of options and restricted stock awards	9,940	—	367	—	—	—	367
Foreign exchange translation adjustment	—	—	—	—	(1)	—	(1)
Shares issued due to fractional shares resulting from reverse stock split	5	—	—	—	—	—	—
Write-off of closed subsidiary - non-controlling interest	—	—	—	(72)	—	72	—
Net income / (loss)	—	—	—	(15,189)	—	(73)	(15,262)
Balance at September 30, 2025	1,041,281	1	117,931	(97,121)	(85)	2,958	23,684

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	$’000	$’000
Cash Flows from Operating Activities
Net income (loss)	(14,156)	3,099
Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	76	232
Amortization of debt discount	1,730	—
Stock-based expenses	2,431	4,430
Gain / (loss) on fair value remeasurement	—	—
Change in fair value of stock-based compensation	(778)	(2,691)
Bad debt expense	5,355	1,200
Loss on debt extinguishment	192	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,394)	13,507
Inventory	563	1,301
Other current assets	113,996	(58,770)
Other non-current assets	(13,413)	46,323
Accounts payable and accrued expenses	7,574	(9,682)
Other current liabilities	—	47,714
Other non-current liabilities	(92,154)	(46,048)
Operating right to use assets and lease liabilities, net	—	2
Deferred revenue	(2,251)	734
Total adjustments	6,927	(1,748)
Net cash provided by / (used in) operating activities	(7,229)	1,351
Net cash used in operating activities - discontinued operations	(11)	(573)
Cash Flows from Investing Activities
Purchases of property and equipment	—	(13)
Disposal of property and equipment	—	12
Net cash provided by (used in) investing activities	—	(1)
Net cash provided by investing activities - discontinued operations	—	1,017
Cash Flows from Financing Activities
Proceeds from notes payable	12,062	4,125
Proceeds from issuance of common stock	2,425	—
Repayments of notes payable	(8,394)	(6,197)
Net cash provided by / (used in) financing activities	6,093	(2,072)
Net cash used in financing activities - discontinued operations	—	(113)
Foreign exchange translation adjustment	(58)	(1)
Net Decrease in Cash	(1,205)	(392)
Cash – beginning of period	1,786	1,354
Cash – end of period	581	962

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	4,432	3,111
Cash paid for taxes	—	19
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of notes payable into common stock	(1,241)	1,784
Conversion of stock	1,241	—
Exchange of accounts receivable for equity securities	(13,404)	—
Exchange of accounts payable for equity securities	8	—
Issuance of common stock as equity issuance costs	100	—

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
As of September 30, 2025, Sadot Group consisted of one distinct operating unit and one discontinued operations.

Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. In addition, the Company holds a deposit on farmland in Indonesia. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Given the performance in Q3 the Company is reviewing business options for Q4.
Sadot Restaurant Group, LLC ("Sadot Food Services"): had three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill. During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. As of the end of 2024 the Company only operates as the franchisor for Pokémoto and Muscle Maker Grill restaurants. This entire operating segment was identified as held for sale and reported as discontinued operations. Please see Note 4 – Assets held for sale and Note 5 – Discontinued operations for further details.
Reverse Stock Split
On September 9, 2025, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the “Reverse Stock Split”), which became effective 12:01 am eastern on September 15, 2025. The company did so to regain compliance with Nasdaq. As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All stockholders who would have otherwise received fractional shares as a result of the Reverse Stock Split received cash in lieu of any fractional share interests There was no change in the par value of the Company's common stock. All share and per share amounts included in these condensed consolidated financial statements have been adjusted to reflect the Reverse Stock Split. Please see Note 18 – Commitments and contingencies for further details.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Cash	581	1,786
Accounts Receivable, net	29,054	18,014
Inventory	154	717
Other current assets(1)	12,864	126,966
Assets held for sale(2)	5,016	5,196
Total current assets	47,669	152,679
Accounts payable and accrued expenses	35,432	28,019
Notes payable, net	11,540	7,390
Other current liabilities(3)	26	94,428
Liabilities held for sale(4)	2,142	2,333
Total current liabilities	49,140	132,170
Working capital(5)	(1,471)	20,509
Current ratio(6)	0.97	1.16
(1) Consists of VAT, prepaid expenses, derivative assets, derivative contracts, Notes receivable, current, deposit on farmland and deposit on acquisition.
(2) See Note 4 for additional information
(3) Consists of Operating lease liability, current, derivative liability, current and derivative contracts
(4) See Note 4 for additional information
(5) Working Capital is defined as Total current assets less Total current liabilities
(6) Current ratio is defined as Total current assets divided by Total current liabilities
2.    Going Concern
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company's primary source of liquidity is cash on hand. As of September 30, 2025, the Company had a cash balance, a working capital deficit and an accumulated deficit of $0.6 million, $1.5 million, and $97.1 million, respectively. During the three and nine months ended September 30, 2025, the Company generated Net loss of $15.3 million and $14.2 million, respectively. The Company had Net cash used in operations of $7.2 million for the nine months ended September 30, 2025.
The Company’s current assets, consisting primarily of inventories and accounts receivable, continue to represent a significant component of its liquidity position. However, delays in converting these assets to cash have resulted in working capital constraints. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, which is necessary to fund its working capital requirements and ultimately achieve profitable operations.
In addition, all of the Company’s outstanding debt obligations mature on December 31, 2025, which will require repayment or refinancing. These upcoming maturities further contribute to the Company’s liquidity requirements and increase uncertainty regarding its ability to meet obligations as they become due.
Management performed a going concern assessment for a period of twelve months from the date of approval of these Unaudited Condensed Consolidated Financial Statements to assess whether conditions exist that raise substantial doubt regarding the Company’s ability to continue as a going concern.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
To manage the timing differences in converting assets to cash, the Company increased its borrowings by approximately $1.3 million during the three months ended September 30, 2025, and subsequently entered into additional short-term borrowing arrangements as described in Note 24 – Subsequent events. These borrowings and the equity line of credit are expected to support near-term liquidity needs.
While there is no assurance that the borrowings and the equity line of credit will provide us with funding for a time period that allows us to continue operations and other strategic alternatives, management believes it remains appropriate to prepare our financial statements on a going concern basis.
Management believes the above actions, if successfully executed, will provide sufficient liquidity to meet obligations as they become due. However, there can be no assurance that such plans will be realized or that additional financing will be available on acceptable terms. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements have been issued.

The accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
3.    Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of September 30, 2025, and for the three and nine months ended September 30, 2025, and 2024. The results of operations for the three and nine months ended September 30, 2025, and 2024 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2025. The Balance Sheet as of December 31, 2024, has been derived from the Company’s audited Financial Statements.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the effect of the reclassification on the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	As Previously Reported	Reclassification	As Reclassified	% Change
	$’000	$’000	$’000	%
Cost of goods sold	(198,708)	5,461	(193,247)	(2.7)%
Gross profit / (loss)	2,198	5,461	7,659	(248.5)%
Gain on fair value remeasurement	5,461	(5,461)	—	(100.0)%
Net Income	1,094	—	1,094	—%

	Nine Months Ended September 30, 2024
	As Previously Reported	Reclassification	As Reclassified	% Change
	$’000	$’000	$’000	%
Cost of goods sold	(476,961)	12,513	(464,448)	(2.6)%
Gross profit / (loss)	3,745	12,513	16,258	(334.1)%
Gain on fair value remeasurement	11,995	(11,995)	—	(100.0)%
Gain on hedge contracts	518	(518)	—	(100.0)%
Net Income	3,099	—	3,099	—%
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
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2025 or December 31, 2024.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Accounts Receivable
Accounts Receivable consists of receivables related to Sadot Agri-Foods of $29.1 million and $18.0 million net of doubtful accounts of $2.3 million and $0.1 million as of September 30, 2025, and December 31, 2024, respectively.
From time to time the Company may set aside and/or assign accounts receivables towards the acquisition of various assets. There was an Accounts Receivable, net balance of $29.1 million and $18.0 million on September 30, 2025 and December 31, 2024, respectively.
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
Factoring Agreements
As of September 30, 2025, the Company’s total borrowings include $3.3 million related to a factoring arrangement under which the Company transfers certain trade receivables to a third-party financial institution with recourse. The Company retains the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, Transfers and Servicing, and is accounted for as a secured borrowing.

Under this arrangement, the Company received $3.9 million in cash advances, which are included in Notes Payable on the Unaudited Condensed Consolidated Balance Sheets. The transferred receivables, with an original carrying value of $4.7 million as of September 30, 2025, payments were made by the customers and $3.8 million remain recorded in Accounts receivable as of September 30, 2025, as the Company has not surrendered control over the assets. The difference of $0.8 million primarily reflects the advances held by the factor of $0.5 million and factoring fees of $0.3 million.

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

As of September 30, 2025, the Company has pledged $3.9 million of accounts receivable as collateral under this facility. Please see Note 18 – Commitments and contingencies for additional information regarding pending litigation.
Inventory
Inventory, which are stated at the lower of cost or net realizable value, related to Sadot Agri-foods was $0.2 million and $0.7 million as of September 30, 2025 and December 31, 2024, respectively. Cost is determined using the first-in, first-out method.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Following their classification as held for sale, assets are not depreciated or amortized. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale continue to be recognized. Refer to Note 4 – Assets held for sale for more details.
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
Intangible Assets
The Company accounts for recorded intangible assets in accordance with the Accounting Standards Codification (“ASC’) 350 “Intangibles – Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company’s goodwill has an indefinite life and is not amortized. The Company's goodwill and intangible assets with a finite life are evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. ASC 350 requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment. In the first quarter of 2024, the intangible assets were moved to assets held for sale. See Note 4 – Assets held for sale for additional information.
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
As of September 30, 2025 and December 31, 2024, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.

Investments in Equity Securities (Measurement Alternative)
The Company accounts for investments in equity securities in accordance with ASC 321, Investments—Equity Securities. Equity securities that have readily determinable fair values are measured at fair value, and changes in fair value are recognized in net income. For equity securities without readily determinable fair values, the Company has elected the measurement alternative. Under this election, investments are carried at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The Company evaluates these investments at each reporting date for qualitative indicators of impairment, such as deteriorating financial condition, adverse regulatory developments, or significant declines in project viability. If an impairment is identified, the carrying amount is written down to estimated fair value and the loss is recognized in earnings; impairment losses are not subsequently reversed. When observable price changes occur for the same or similar investments of the issuer, the carrying amount is adjusted accordingly, with the change recognized in current-period income. These investments are classified as non-current within Other Non-current assets on the consolidated balance sheet, unless the Company intends to sell them within twelve months.
During July 2025, the Company acquired a non-controlling ownership interest in a third-party entity engaged in carbon credit project development. The investment was acquired through an exchange of accounts receivable; therefore, the cost of the investment was based on the carrying value of the accounts receivable transferred. Because this investment does not have a readily determinable fair value, it is measured at cost under the measurement alternative. No observable price changes or indicators of impairment were identified as of September 30, 2025.
Additional information, significant inputs, and Level 3 roll forward is provided in Note 20 – Fair value measurement.
The following table shows the investments in equity securities:

Amounts
$’000
Beginning balance at December 31, 2024	—
Additions	13,413
Adj. for observable price changes	—
Impairments	—
Ending balance at September 30, 2025	13,413

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Commodity Sales
Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by the bill of lading, physical delivery or completion of the sale contract and the invoice is prepared and submitted to the customer. During the three months ended September 30, 2025 and 2024, the Company recorded Commodity sales revenues of $0.3 million and $200.9 million, respectively, and during the nine months ended September 30, 2025 and 2024, recorded $246.8 million and $480.7 million, respectively, which is included in Commodity sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company's board of directors, and stock compensation paid to employees. The consulting fees due to Aggia are related to ongoing Sadot Agri-Foods and expansion of the global agri-foods business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023, the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 18 – Commitments and contingencies for further details. Aggia waived the consulting fee of 40% of Net income of Sadot LLC for the three months ended June 30, 2025. Stock-based expenses for the three months ended September 30, 2025 and 2024 were $0.6 million and $1.7 million, respectively, and for the nine months ended September 30, 2025 and 2024 were $2.4 million and $4.4 million, respectively, are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
The following securities are excluded from the calculation of weighted average diluted common shares on September 30, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants	167,020	159,313	161,283	159,313
Options	5,611	8,126	6,964	8,126
RSAs	51,374	53,395	59,168	81,270
Convertible debt	614,615	—	614,615	—
Total potentially dilutive shares	838,620	220,834	842,030	248,709
The Company is authorized to issue 1.3 million shares of common stock. While the potentially dilutive securities shown above do not exceed the number of authorized shares, the Company is approaching its authorized share limit. Depending on future capital needs or equity activity, the Company may need to increase its authorized shares.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and dilutive net income / (loss) per share attributable to the Company’s stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In thousands, except for share count and per share data)
Net income / (loss) attributable to Sadot Group Inc.	(15,189)	1,163	(13,862)	3,268
Weighted-average shares outstanding:
Basic	871,759	469,335	659,565	443,607
Effect of potentially dilutive RSAs	—	7,556	—	2,948
Effect of potentially dilutive convertible debt	—	24,242	—	24,242
Diluted	871,759	501,134	659,565	470,796

Net income/ (loss) for continuing operations per share attributable to Sadot Group Inc.:
Basic	(17.38)	3.89	(21.04)	11.23
Diluted	(17.38)	3.65	(21.04)	10.58

Net income/ (loss) from discontinued operations per share attributable to Sadot Group Inc.:
Basic	(0.04)	(1.42)	0.02	(3.86)
Diluted	(0.04)	(1.33)	0.02	(3.64)

Net income/ (loss) per share attributable to Sadot Group Inc.:
Basic	(17.42)	2.48	(21.02)	7.37
Diluted	(17.42)	2.32	(21.02)	6.94
Major Vendors
The following table sets forth the major vendors to purchase commodities for resale, purchase inputs for farming operations and distribute food products to their Company-owned restaurants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of vendors	6	4	2	4
Type	Commodities	Commodities	Commodities	Commodities
% of purchases	69%	95%	91%	87%

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Major Customers
The following table sets forth the major customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of customers	2	5	3	4
Type	Commodities	Commodities	Commodities	Commodities
% of sales	100%	95%	88%	74%
Derivative Instruments
The Company recognizes all derivatives in the balance sheet at fair value. During the three and nine months ended September 30, 2025 and 2024, the Company’s derivatives were comprised of forward purchase and sales contracts for commodities, carbon offset units, and futures and options of food and feed related commodities, traded on the Chicago Mercantile Exchange ("CME"). Derivatives that do not meet the requirements for hedge accounting to be applied per FASB ASC 815, Derivatives and Hedging, are adjusted to fair value through earnings. If the derivative does meet the criteria in ASC 815 to use hedge accounting, depending upon the nature of the hedge, the effective portion of changes in the fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings.
Refer to Fair Value of Financial Instruments below, Note 18 – Commitments and contingencies and Note 21 – Financial instruments for additional information regarding the Company’s derivative instruments.
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
See Note 20 – Fair value measurement for a summary of financial liabilities held at carrying amount including unrealized gain on derivative contracts and the unrealized loss on derivative contracts. For details related to the fair value of the unrealized gain on derivative contracts and unrealized loss on derivative contracts measured using Level 2 inputs, refer to Note 18 – Commitments and contingencies and Note 21 – Financial instruments.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Investment in Equity Securities
On July 22, 2025, the Company, entered an agreement to acquire an equity stake in PT Green Bomas Indonesia ("Bomas"). Bomas has advised that the project is expected to generate between 1.1 and 1.2 million carbon credits in its first issuance cycle, verified under internationally recognized methodologies. The project focuses on the restoration and long-term protection of peatland and mangrove ecosystems. In consideration, the Company paid a purchase price of $13.4 million through the assignment of accounts receivable and received 3,750 Class B shares, which is equal to 37.5% interest in Bomas. While this percentage is within the typical “significant influence” range (20%–50%), the contractual terms and governance arrangements do not grant the Company board representation, participation in policy decisions, or other indicators of significant influence. The Company will account for the Investment using ASC 321 equity securities without significant influence. The Investment in Equity Securities can be found in Other non-current assets on the Condensed Consolidated Balance Sheets.
Management plans to perform an updated impairment evaluation during the fourth quarter of 2025, which will include obtaining an independent third-party valuation of the investment. This planned analysis will assess whether any indicators of impairment exist under ASC 321 and whether the carrying amount remains appropriate based on updated project assumptions, credit considerations, and market participant inputs.
Convertible Debt and Embedded Features
The Company accounts for convertible debt in accordance with ASC 470-20. It evaluates any embedded conversion features under ASC 815-15 to determine whether they must be separated and recorded as derivative liabilities. If the conversion feature is based only on the Company’s own stock and both the number of shares and the conversion price are fixed (the “fixed-for-fixed” rule), it qualifies for the equity exception and is not treated as a derivative. Convertible notes that meet this equity exception are recorded at amortized cost using the effective interest method. Under ASC 825, companies are allowed to measure certain financial instruments at fair value instead of amortized cost; however, the Company has not elected this fair value option for its convertible notes.
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
Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s farming consolidated entity. The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE (“variable interest entities”). These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company has no VIEs on September 30, 2025 and December 31, 2024. The amount of net loss attributable to Non-controlling interests is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss).
Write-off of Closed Subsidiary – Non-controlling Interest

During the quarter ended September 30, 2025, the Company closed Sadot Korea, a previously consolidated subsidiary. In connection with the closure, the Company derecognized the remaining non-controlling interest of approximately $0.1 million, which represented the minority shareholders’ portion of the subsidiary’s accumulated losses. The closure did not result in a material gain or loss.
Discontinued Operations
As part of the Company’s stated strategy to pivot its focus to the global food supply chain sector, the Company spent 2024 fully engaged in the restructuring of Sadot Food Services. By refranchising company-owned units and closing underperforming locations while growing Pokémoto through franchising, the Company continued its restructuring efforts with the goal of reducing annualized restaurant operating expenses and overhead while potentially increasing franchise royalty revenue at Pokémoto. In early Q4 of 2024 the Company was able to close its last two corporate owned stores and reclassified the rest of Sadot Food Services to discontinued operations. The amount of loss from discontinued operations is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss). For details related to Discontinued operations, see Note 5 – Discontinued operations.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASC 2025-07”) which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
Subsequent Events
The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 24 – Subsequent events.
4.    Assets Held For Sale
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
However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores.The Company has drafted an asset purchase agreement, received a $0.1 million deposit, and is engaged in ongoing negotiations regarding the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, we have deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company is currently in due diligence and legal process with multiple potential buyers.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following presents the major classes of assets and liabilities for the Sadot Food Services reporting unit held for sale:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Cash	307	266
Accounts receivable, net of allowance for doubtful accounts of $4.8 thousand and $0.2 million as of September 30, 2025 and December 31, 2024, respectively	123	170
Other current assets	57	52
Property and equipment, net	6	6
Goodwill	1,798	1,798
Other non-current assets	10	189
Intangible assets, net	2,715	2,715
Assets held for sale	5,016	5,196

Accounts payable and accrued expenses	214	149
Notes payable, current	621	79
Operating lease liability, current	—	138
Deferred revenue, current	114	125
Other current liabilities	316	243
Notes payable, non-current	—	542
Deferred revenue, non-current	877	1,057
Liabilities held for sale	2,142	2,333
Sadot Food Services had the following pre-tax income and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Sadot Food Services Net Income / (Loss) Before Income Tax	(38)	(665)	14	(1,713)
Sadot Food Services was comprised of two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, as well as a subscription-based fresh prep meal concept, SuperFit Foods. On August 1, 2024, SuperFit Foods was sold for $0.2 million with a minimal gain on the sale.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5.    Discontinued Operations
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
However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores. The Company has drafted an asset purchase agreement, received a $0.1 million deposit, and is engaged in ongoing negotiations regarding the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, we have deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company performed an impairment test on the net assets of the restaurant operations as of September 30, 2025, noting the carrying amount was less than the fair value less cost to sell. The amount of loss from discontinued operations is disclosed in the Unaudited Consolidated Statements of Income and Other Comprehensive Income / (Loss).
Discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Revenues	460	829	1,237	4,003
Cost of goods sold	—	(563)	—	(3,113)
Gross profit	460	266	1,237	890
Depreciation and amortization expenses	—	—	—	(189)
Franchise advertising fund expenses	(33)	(12)	(68)	(40)
Post-closing expenses	—	(91)	(59)	(120)
Sales, general and administrative expenses	(479)	(822)	(1,100)	(2,252)
Income / (loss) from discontinued operations	(52)	(659)	10	(1,711)
Other income	2	—	3	19
Interest expense, net	12	(6)	1	(21)
Income / (loss) from discontinued operations before income tax	(38)	(665)	14	(1,713)
Income tax benefit / (expense) from discontinued operations	—	—	—	—
Income / (loss) from discontinued operations	(38)	(665)	14	(1,713)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Allowance for Credit Losses on Accounts Receivable
For the periods ended September 30, 2025 and December 31, 2024, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Balance at beginning of period	105	173
Adjustments related to Sadot food services	—	54
Adjustments related to Sadot agri-foods	2,180	28
Transferred to assets held for sale	—	(150)
Balance at end of period	2,285	105
7.    Other Current Assets
On September 30, 2025 and December 31, 2024, the Company’s other current assets consists of the following:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Prepaid expenses	1,776	1,911
Other receivables	5	82
Derivative assets, current	—	93,520
Derivative contracts	—	18,602
Notes receivable, current	2,395	6,999
Deposit on farmland	5,852	5,852
Deposit on acquisition	2,836	—
Other Current Assets	12,864	126,966
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
8.    Other Non-Current Assets
On September 30, 2025 and December 31, 2024, the Company’s other non-current assets consist of the following:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Security deposits	22	23
Right to use assets	116	132
Investment in equity security	13,413	—
Other non-current assets	13,551	155
Please see Note 3 – Significant accounting policies and Note 20 – Fair value measurement for more information regarding the investment in equity security.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9.    Property and Equipment, Net
As of September 30, 2025 and December 31, 2024, Property and equipment consist of the following:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Furniture and equipment	231	232
Vehicles	215	215
Leasehold improvements	11	11
Land and land improvements	11,766	11,766
Construction in process	6	6
Property and equipment, gross	12,229	12,230
Less: accumulated depreciation	(486)	(410)
Property and equipment, net	11,743	11,820
Depreciation expense amounted to $27.0 thousand and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense amounted to $0.1 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of nil and $0.1 million during the three months ended September 30, 2025 and 2024, respectively, and nil and $0.2 million for or the nine months ended September 30, 2025 and 2024, respectively, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income / (Loss).
10.    Goodwill and Other Intangible Assets, Net
The Company’s intangible assets include trademarks, franchisee agreements, franchise license, domain names, customer list, proprietary recipes and non-compete agreements. Intangible assets are amortized over useful lives ranging from 5 to 10 years. In 2024, the Company moved the remaining intangible assets to Assets held for sale and as a result of the reclassification, the Company stopped amortizing these assets. See Note 4 – Assets held for sale for additional information.
A summary of the intangible assets is presented below:

	Intangible assets, net at December 31, 2023	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at September 30, 2024	Intangible assets, net at December 31, 2024	Impairment of intangible assets	Amortization expense	Transfer to assets held for sale	Intangible assets, net at September 30, 2025
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Pokémoto	83	—	(9)	(74)	—	—	—	—	—	—
Franchisee License Pokémoto	2,045	—	(69)	(1,976)	—	—	—	—	—	—
Proprietary Recipes Pokémoto	705	—	(40)	(665)	—	—	—	—	—	—
	2,833	—	(118)	(2,715)	—	—	—	—	—	—

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Amortization expense related to intangible assets was nil and nil for the three months ended September 30, 2025 and 2024, respectively, and nil and $0.1 million for the nine months ended September 30, 2025 and 2024.
A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokémoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31 2023	—	1,798	—	1,798
Impairment of goodwill	—	(1,798)	—	(1,798)
Goodwill, net at September 30, 2024	—	—	—	—
Goodwill, net at December 31, 2024	—	—	—	—
Transfer to assets held for sale	—	—	—	—
Goodwill, net at September 30, 2025	—	—	—	—

11.    Accounts Payables and Accrued Expenses
Accounts payables and accrued expenses consist of the following:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Accounts payable	5,025	2,187
Accrued payroll and bonuses	1,176	690
Accrued expenses	226	51
Accrued interest expenses	73	7
Accrued professional fees	224	249
Accounts payable commodities	28,706	24,833
Sales taxes payable	2	2
	35,432	28,019
12.    Notes Payable
Line of Credit
On September 22, 2023, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company had the right to sell to Yorkville up to $25 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to Yorkville under the SEPA, and the timing of any such sales, were at the Company’s option. The SEPA was terminated in June 2025.

In connection with the SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $4.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on September 22, 2023 in the principal amount of $3.0 million and the balance of $1.0 million on October 30, 2023. The purchase price for the Pre-Paid Advance was 94.0% of the principal amount of the Pre-Paid Advance. Interest was accrued on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 6.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date is 12-months after the initial closing of the Pre-Paid Advance. The Notes were paid in full in 2024.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Convertible Notes

During 2024 and early 2025, the Company issued several secured and senior original-issue-discount convertible notes to multiple institutional investors. These instruments were structured with principal amounts in excess of cash proceeds received due to the embedded original issue discount and, in certain cases, were secured by assets of a subsidiary. The notes provided investors with the option to convert outstanding principal (and, when applicable, accrued interest) into shares of common stock at contractually defined conversion prices, subject to customary adjustment mechanisms. The agreements also included typical covenants, events of default, and other investor protection features frequently found in structured convertible financing arrangements.

Note Amendments
As of June 30, 2025, an amendment was executed with the holder of the secured promissory note originally issued on October 22, 2024, which had an original principal balance of $1.4 million. Under the June amendment, the outstanding principal was increased to $2.1 million, and several key terms were revised. Key changes included (i) extending the maturity date to December 31, 2025, (ii) updating the conversion provisions to permit conversion at any time after the original issue date, subject to ownership limitations, (iii) modifying the conversion price to equal the price per share paid in the subsequent financing, and (iv) adding mandatory repayment provisions, including the application of proceeds from capital raises and scheduled monthly principal payments.

The amended instrument was evaluated under ASC 470-50, Debt Modifications and Extinguishments, and the changes were determined to be substantially different from the original terms. Accordingly, the amendment was accounted for as a debt extinguishment, and the original note was derecognized and replaced with a new instrument measured at its fair value as of the amendment date. Unamortized original-issue discount and issuance costs associated with the extinguished note were removed, and the newly issued instrument will be amortized over its revised term ending December 31, 2025.
As of September 30, 2025, the Company entered into several waiver and amendment agreements with certain convertible note holders (the “Waivers”). The Waivers permitted the Company to complete a short-term financing transaction to address liquidity needs and amended the conversion and repayment terms of previously issued secured convertible notes. Key changes included (i) an extension in maturity date of the related note to December 31, 2025, (ii) an increase in the percentage of future capital-raise proceeds required to be applied to debt repayment, and (iii) termination or modification of existing lock-up provisions. (iv) and and added prepayment provisions tied to proceeds from that offering and future capital raises.
The Company evaluated the amended instruments under ASC 470-50, Debt Modifications and Extinguishments, and concluded that the changes did not result in substantially different terms. Accordingly, each amendment was accounted for as a modification of existing debt rather than an extinguishment. No gain or loss was recognized in connection with the amendments, and the effective interest rates were recalculated prospectively based on the revised cash-flow terms. The carrying amounts of the notes continue to include unamortized original-issue discount and issuance costs, which will be amortized through the new maturity date of December 31, 2025.
As of September 30, 2025, all amended instruments remained outstanding and continued to accrue interest and amortization in accordance with the updated terms.
Factoring agreement

As of September 30, 2025, $3.3 million of the Company’s total $11.6 million in notes payable relates to a factoring arrangement accounted for as a secured borrowing. Under the arrangement, accounts receivables with a carrying value of $3.9 million were pledged as collateral. The Company remains exposed to credit risk on the pledged receivables.
Notes Payable
The Company repaid a total amount of $2.4 million and $2.0 million during the three months ended September 30, 2025 and 2024, respectively, and $8.4 million and $8.3 million during the nine months ended September 30, 2025 and 2024, respectively, of the notes payable. The Company entered into new loans in the amount of $12.1 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2025, the Company had an aggregate amount of $11.6 million in notes payable, net. The notes had interest rates ranges between 3.75% - 46.00% per annum, due on various dates through December 2025.
As of September 30, 2025, the Company has outstanding short-term secured debt in the form of notes payable totaling $2.2 million, which is included in the $11.6 million in notes payable, net. The effective interest rate on the short-term secured debt ranges between 34.59% - 46.00%.
The maturities of notes payable as of September 30, 2025, are as follows:

Principal Amount
$’000
10/1/25-9/30/26	12,153
10/1/26-9/30/27	47
10/1/27-9/31/28	—
Thereafter	—
Total maturities	12,200
Less discount	(613)
Notes payable, net	11,587
13.    Leases
The Company’s leases consist of restaurant locations and corporate offices. We determine if a contract contains a lease at inception. The leases generally have remaining terms of 1-5 years and most leases included the option to extend the lease for an additional 5 years.
The total lease cost associated with right of use assets and operating lease liabilities was $11.0 thousand and $37.0 thousand for the three months ended September 30, 2025 and 2024, respectively, and $36.0 thousand and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, and has been recorded in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) as Cost of goods sold.
The assets and liabilities related to the Company’s leases were as follows:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Assets
Total lease assets	116	132
Right to use asset	116	132
Liabilities
Total lease liabilities	118	272
Transferred to liabilities held for sale	—	(138)
Operating leases – current	26	23
Operating leases – non-current	92	111

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below presents the future minimum lease payments under the noncancellable operating leases as of September 30, 2025:

Total
$’000
Fiscal Year:
10/01/2025-09/30/2026	45
10/01/2026-09/30/2027	45
10/01/2027-09/30/2028	45
10/01/2028-09/30/2029	23
10/01/2029-09/30/2030	—
Thereafter	—
Total lease payments	158
Less imputed interest	(40)
Present value of lease liabilities	118
The Company’s lease term and discount rates were as follows:

As of September 30, 2025
Weighted-average remaining lease term (in years)
Operating leases	3.53
Weighted-average discount rate
Operating leases	18.0%
14.    Deferred Revenue
The Company's deferred revenue consists of the following:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Deferred revenues, net	—	2,251
Less: deferred revenue, current	—	(2,251)
Deferred revenues, non-current	—	—
Deferred revenue related to commodity forward sales contracts and prepayments on future trades were nil and $2.3 million, as of September 30, 2025 and December 31, 2024, respectively.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
15.    Other Current Liabilities
Other current liabilities consist of the following:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Derivative contracts	—	60
Operating lease liability, current	26	23
Derivative liability, current	—	92,094
	26	92,177

16.    Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Operating lease liability, non-current	92	111
	92	111

17.    Income Taxes
The income tax expense for the periods shown consist of the following:

	Nine Months Ended September 30,
	2025	2024
	$’000	$’000
Income tax expense	2	9
The Company’s effective tax rate for the periods shown, are as follows:

	As of
	September 30, 2025	December 31, 2024
Effective income tax rate	—%	0.1%
In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. The Company recorded no income tax expense for the three and nine months ended September 30, 2025, resulting in an effective tax rate of 0%.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
18.    Commitments and Contingencies
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
The contract was canceled on September 26, 2025, prior to the scheduled January 2026 delivery. As a result of the cancellation, the Company recognized a loss of approximately $6.6 million during the three months ended September 30, 2025, representing the net impact of terminating the Company’s obligation under the forward arrangement.

Refer to Note 3 – Significant accounting policies, Note 20 – Fair value measurement and Note 21 – Financial instruments for additional information regarding the Derivative liability.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Consulting Agreements
On November 14, 2022 (the “Effective Date”), the Company, Sadot LLC and Aggia LLC FC, a company formed under the laws of United Arab Emirates (“Aggia”) entered into a Services Agreement (the “Services Agreement”) whereby Sadot LLC engaged Aggia to provide certain advisory services to Sadot Agri-Food for creating, acquiring and managing Sadot Agri-Foods' business of wholesaling food and engaging in the purchase and sale of physical food commodities.
As consideration for Aggia providing the services to Sadot Agri-Food, the Company agreed to issue shares of common stock of the Company, par value $0.0001 per share, to Aggia subject to Sadot Agri-Food generating net income measured on a quarterly basis at per share price of $156.25, subject to equitable adjustments for any combinations or splits of the common stock occurring following the Effective Date. Upon Sadot Agri-Food generating net income for any fiscal quarter, the Company shall issue Aggia a number of shares of common stock equal to the net income for such fiscal quarter divided by the per share price (the “Shares”). The Company may only issue authorized, unreserved shares of common stock. The Company will not issue Aggia in excess of 144,243 shares representing 49.9% of the number of issued and outstanding shares of common stock as of the Effective Date. In the event that the shares cap has been reached, then the remaining portion of the net income, if any, not issued as shares shall accrue as debt payable by Sadot Group to Aggia until such debt has reached a maximum of $71.5 million. The Company will prepare the shares earned calculation after the annual audit or quarter review is completed by the auditors. The shares will be issued within 10 days of the final calculation.

On July 14, 2023 (the “Addendum Date”), effective April 1, 2023, the parties entered into Addendum 2 to the Services Agreement (“Addendum 2”) pursuant to which the parties amended the compensation that Aggia is entitled.
Pursuant to Addendum 2, on the Addendum Date, the Company issued 88,555 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, which such Shares represent 144,243 Shares that Aggia is entitled to receive pursuant to the Services Agreement less the 55,688 Shares that have been issued to Aggia pursuant to the Services Agreement as of the Addendum Date. The Company will not issue Aggia in excess of 144,243 Shares representing 49.9% of the number of issued and outstanding shares of common stock as of the effective date of the Services Agreement. The Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold all rights associated with such Shares. The Shares vest on a progressive schedule, at a rate equal to the net income of Sadot Agri-Foods, calculated quarterly divided by $312.50, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $125.00. During the 30 day period after July 14, 2028 (the “Share Repurchase Date”), Aggia may purchase any Shares not vested. All Shares not vested or purchased by Aggia, shall be repurchased by the Company from Aggia at per share price of $0.001 per share. Further, the parties clarified that the Lock Up Agreement previously entered between the Company and Aggia dated November 16, 2022 shall be terminated on May 16, 2024 provided that any Shares that have not vested or been purchased by Aggia may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Following the Share Repurchase Date, in the event that there is net income for any fiscal quarter, then an amount equal to 40% of the net income shall accrue as debt payable by Sadot Group to Aggia (the “Debt”), until such Debt has reached a maximum of $71.5 million. Aggia waived the vesting of their shares for the three months ended June 30, 2025 and were not entitled to any under agreement for the three months ended September 30, 2025.
Additionally, for the three and nine months ended September 30, 2025, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $0.4 million and $1.9 million, respectively. For the three and nine months ended September 30, 2024, operating costs related to Sadot Agri-Foods of $0.8 million and $2.9 million, respectively.
The Company had accrued a sales tax liability for approximately $2.2 thousand and $2.0 thousand as of September 30, 2025, and December 31, 2024, respectively.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Litigations, Claims and Assessments
Cropit Litigation
On March 21, 2025, Cropit Farming Limited ("Cropit") commenced proceedings against our subsidiary, Sadot LLC in the Commercial Registry of the High Court of Zambia seeking rescission of certain joint venture agreements, return of assets, and damages of approximately $6.7 million USD. Sadot LLC has denied all allegations and filed counterclaims seeking declaratory relief, specific performance, injunctive relief, and damages including punitive damages of approximately 0.2 million Zambian Kwacha ($7.6 thousand USD as of September 30, 2025).
Following unsuccessful mediation, Sadot LLC filed for injunctive relief in August 2025 alleging Cropit's material breaches of the 2023 Joint Venture Agreement, including misappropriation of approximately 5.0 million Zambian Kwacha ($0.2 million USD as of September 30, 2025), in company funds, denial of access to farms and financial records, and failure to transfer five parcels of farmland as contractually required.
Sadot LLC also intends to pursue arbitration under ICC rules. Management believes Sadot LLC has reasonably favorable prospects of success and intends to vigorously defend the claims whilst pursuing counterclaims. No material liability has been recorded as a loss is neither probable nor reasonably estimable at this time.
Lombard Litigation
On November 7, 2024, Lombard Trading International Corp. filed an Amended Complaint against Sadot Group Inc. and Sadot Latam LLC in Florida state court (Case No.: 2024-020971-CA-01) alleging unjust enrichment, conversion, fraud, conspiracy and civil theft related to a commodities transaction, seeking damages of $7.4 million. The Company denies all allegations, has not received the goods or the Bills of Lading contractually required for completion of the transaction, and intends to vigorously defend the claims. On August 1, 2025, the court dismissed Lombard's third motion in its entirety. A hearing on the Company's motion to dismiss has been scheduled. No contingent liability has been recorded as of September 30, 2025.
Zen-Noh America Holdings Corp Litigation
Zen-Noh America Holdings Corp. ("Zen-Noh") has commenced Grain and Feed Trade Association ("GAFTA") arbitration proceedings against both Sadot Latam LLC and Sadot Group Inc. The Company believes the proceedings against Sadot Group Inc. have been brought wrongly as it is neither a party to the contract nor acted on it in any capacity. Sadot Latam LLC's defense is assessed as having reasonable prospects of success based on Trans Trade RK SA v State Food and Grain Corporation of Ukraine [2025] EWHC 1803 (Comm), which provides that a seller's right to payment only arises upon proper tender of conforming documents. As conforming documents (including original bills of lading) were never properly tendered, this may lead to a claim by Sadot against Zen-Noh for amounts paid. The parties are exchanging submissions with an award expected in April or May 2026. Management intends to vigorously defend the claims. No contingent liability has been recorded as of September 30, 2025.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Star Fund Litigation
Star Fund LLC ("Star Fund") claims $2.9 million against Sadot Group Inc., Sadot Latam LLC, and Lombard Trading International Corp., alleging Sadot Group Inc. guaranteed Sadot Latam LLC's obligations under a March 2025 factoring agreement. Star Fund advanced approximately $2.5 million against an invoice for a wheat shipment that allegedly failed when the wheat was diverted and Lombard refused payment. Star Fund's case relies solely on an October 2023 board resolution authorizing management to guarantee subsidiary debt up to $10 million with certain specified lenders. Star Fund was not mentioned in the resolution. No actual guaranty document exists, and Sadot Group Inc. was not party to the factoring agreement, promissory note, or underlying invoice. The Company denies all allegations and intends to vigorously defend, including challenging jurisdiction and seeking dismissal on grounds that no guaranty exists. Management believes Sadot Group Inc. has reasonable prospects of success. No contingent liability has been recorded as of September 30, 2025.
In the normal course of business, the Company may be involved in other legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management and its legal counsel intend to defend the matters vigorously and cannot determine at this time whether they will result in a material adverse effect on the financial statements.
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
On September 9, 2025, the Company received a letter (the “Staff Determination”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that the Staff determined that the Company’s common stock had a closing bid price of less than $1.00 per share over the previous 30 consecutive business days from July 28, 2025 through September 8, 2025, and, as a result, did not comply with the Rule.

The Company was not eligible for the 180-calendar day compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) because the Company effected a 1-for-10 reverse stock split on October 18, 2024, which occurred during the prior one-year period.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Board unanimously approved a reverse split of the Company’s Common Stock at a ratio of one-for-ten (the “Reverse Stock Split”). On September 9, 2025, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect the Reverse Stock Split, which became effective 12:01 am eastern on September 15, 2025. As a result of the Reverse Stock Split, every 10 shares of the Company’s Common Stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All stockholders who would be entitled to receive fractional shares as a result of the Reverse Stock Split received one whole share for their fractional share interest. There was no change in the par value of our Common Stock.
On October 10, 2025, the Company received a letter from the Nasdaq Listing Qualifications Hearings Department (the “Letter”). The Letter notified the Company that it has regained compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and is therefore in compliance with the continued listing requirements for the Nasdaq Capital Market. As a result, the hearing before the Nasdaq Hearings Panel scheduled for October 21, 2025 has been cancelled. The Company’s common stock will continue to be listed and traded on The Nasdaq Stock Market.

19.    Reportable Operating Segments
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
The following table sets forth the results of operations for the relevant segments for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	272	—	272
Other revenues	—	17	—	17
Cost of goods sold	—	(6,630)	—	(6,630)
Gross profit / (loss)	—	(6,341)	—	(6,341)
Depreciation and amortization expenses	—	(21)	(1)	(22)
Stock-based expenses	—	—	(584)	(584)
Sales, general and administrative expenses	—	(5,982)	(1,406)	(7,388)
Loss from operations	—	(12,344)	(1,991)	(14,335)
Interest expense, net	—	(424)	(463)	(887)
Loss on debt extinguishment	—	—	—	—
Loss for continuing operations before income tax	—	(12,768)	(2,454)	(15,222)
Income tax expense	—	—	(2)	(2)
Net loss for continuing operations	—	(12,768)	(2,456)	(15,224)
Loss for discontinued operations, net of income tax	(38)	—	—	(38)
Net loss	(38)	(12,768)	(2,456)	(15,262)
Net loss attributable to non-controlling interest	—	73	—	73
Net loss attributable to Sadot Group Inc.	(38)	(12,695)	(2,456)	(15,189)
Total assets	5,016	67,475	472	72,963

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	246,778	—	246,778
Other revenues	—	69	—	69
Cost of goods sold	—	(242,189)	—	(242,189)
Gross profit	—	4,658	—	4,658
Depreciation and amortization expenses	—	(73)	(3)	(76)
Stock-based expenses	—	—	(2,431)	(2,431)
Sales, general and administrative expenses	—	(9,444)	(3,796)	(13,240)
Loss from operations	—	(4,859)	(6,230)	(11,089)
Interest expense, net		(2,116)	(1,549)	(3,665)
Change in fair value of stock-based compensation	—	—	778	778
Loss on debt extinguishment	—	—	(192)	(192)
Loss for continuing operations before income tax	—	(6,975)	(7,193)	(14,168)
Income tax expense	—	—	(2)	(2)
Net loss for continuing operations	—	(6,975)	(7,195)	(14,170)
Income for discontinued operations, net of income tax	14	—	—	14
Net income / (loss)	14	(6,975)	(7,195)	(14,156)
Net loss attributable to non-controlling interest	—	294	—	294
Net income / (loss) attributable to Sadot Group Inc.	14	(6,681)	(7,195)	(13,862)
Total assets	5,016	67,475	472	72,963

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the results of operations for the relevant segments for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Commodity sales	—	200,906	—	200,906
Cost of goods sold	—	(193,247)	—	(193,247)
Gross profit	—	7,659	—	7,659
Depreciation and amortization expenses	—	(48)	(1)	(49)
Stock-based expenses	—	—	(1,713)	(1,713)
Sales, general and administrative expenses	—	(2,475)	(949)	(3,424)
Income / (loss) from operations	—	5,136	(2,663)	2,473
Interest expense , net	—	(1,267)	(445)	(1,712)
Change in fair value of stock-based compensation	—	—	1,001	1,001
Income / (loss) for continuing operations before income tax	—	3,869	(2,107)	1,762
Income tax expense	—	—	(3)	(3)
Net income / (loss) for continuing operations	—	3,869	(2,110)	1,759
Loss for discontinued operations, net of income tax	(665)	—	—	(665)
Net income / (loss)	(665)	3,869	(2,110)	1,094
Net loss attributable to non-controlling interest	—	69	—	69
Net income / (loss) attributable to Sadot Group Inc.	(665)	3,938	(2,110)	1,163
Total assets	5,431	164,638	958	171,027

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Total segments
	$’000	$’000	$’000	$’000
Revenues:
Commodity sales	—	480,706	—	480,706
Cost of goods sold	—	(464,448)	—	(464,448)
Gross profit	—	16,258	—	16,258
Depreciation and amortization expenses	—	(230)	(2)	(232)
Stock-based expenses	—	—	(4,430)	(4,430)
Sales, general and administrative expenses	—	(4,052)	(2,466)	(6,518)
Income / (loss) from operations	—	11,976	(6,898)	5,078
Interest expense , net	—	(1,451)	(1,497)	(2,948)
Change in fair value of stock-based compensation	—	—	2,691	2,691
Income / (loss) for continuing operations before income tax	—	10,525	(5,704)	4,821
Income tax expense	—	—	(9)	(9)
Net income / (loss) for continuing operations	—	10,525	(5,713)	4,812
Loss for discontinued operations, net of income tax	(1,713)	—	—	(1,713)
Net income / (loss)	(1,713)	10,525	(5,713)	3,099
Net loss attributable to non-controlling interest	—	169	—	169
Net income / (loss) attributable to Sadot Group Inc.	(1,713)	10,694	(5,713)	3,268
Total assets	5,431	164,638	958	171,027
In 2024, assets related to our Sadot food services segment met the criteria for classification as Assets held for sale. For additional information, see Note 3 – Significant accounting policies, Note 4 – Assets held for sale and Note 5 – Discontinued operations.
The Company will continue to evaluate its operating segments and update as necessary.
20.    Fair Value Measurement
The following tables presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis on September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2025
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Derivative asset	—	—	—	—
Derivative contracts	—	—	—	—
Equity securities*	—	—	13,413	13,413
	—	—	13,413	13,413
Financial liabilities:
Derivative liability	—	—	—	—
	—	—	—	—
* Carried at cost; disclosed as Level 3 for informational purposes only

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Derivative asset	—	93,520	—	93,520
Derivative contracts	—	18,602	—	18,602
	—	112,122	—	112,122
Financial liabilities:
Derivative liability	—	92,094	—	92,094
Derivative contracts	—	60	—	60
	—	92,154	—	92,154
There were no transfers between fair value levels during the three and nine months ended September 30, 2025.
See Note 18 – Commitments and contingencies and Note 21 – Financial instruments for details related to the Derivative liability being fair valued using Level 2 inputs.
Derivative Contracts
The Derivative contracts is primarily related to open hedging positions. The fair value of the Derivative contracts is based on quoted prices for similar assets and liabilities in active market or inputs that are observable which represent Level 2 measurements within the fair value hierarchy and is based on observable prices for similar assets sourced by an independent marketplace. Please refer to Note 3 – Significant accounting policies for additional information on ASC 815 leveling.
Equity Securities
During the period, the Company acquired an ownership interest in a third-party entity that develops and operates carbon credit projects. This investment qualifies as an equity security under ASC 321 because the Company does not control the entity and does not have the ability to exercise significant influence over its operating and financial policies. The Company’s Level 3 balance represents an equity investment measured at cost under the ASC 321 measurement alternative. The investment was acquired in July 2025 through a non-cash settlement of accounts receivable and accounts payable with a counterparty. Because the investment lacks a readily determinable fair value and uses significant unobservable inputs to estimate value, it is classified as Level 3 for disclosure purposes. No observable price changes or impairment indicators were identified during the three and nine months ended September 30, 2025.
The following tables presents information about the Company's Level 3 roll forward for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Beginning Balance	—	—	—	—
Additions	13,413	—	13,413	—
Unrealized gain recognized in earnings	—	—	—	—
Transfers in / out of Level 3	—	—	—	—
Sales / disposals	—	—	—	—
Ending Balance	13,413	—	13,413	—

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Valuation Techniques and Inputs
The equity investment was acquired through the exchange of outstanding receivables and is carried at cost, less any impairment, in accordance with the measurement alternative for equity securities without readily determinable fair values. The Company did not estimate fair value as of September 30, 2025, because observable market prices for the investment are not available and no valuation techniques using unobservable inputs were applied. The investment is classified within Level 3 of the fair value hierarchy solely due to the absence of observable market data, rather than the use of a fair value model. Changes in market conditions or project-specific developments could affect future assessments of impairment.
21.    Financial Instruments
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

We use hedges for no purpose other than to avoid exposure to changes in commodity prices between when we buy a shipment of commodities from a supplier and when we deliver it to a customer. Our derivatives are not for purposes of trading in the futures market. We earn our gross profit / (loss) margin through our business operations and not from the movement of commodity prices.
The Company’s assets and liabilities related to unrealized gains or losses on fair value hedges measured at fair value on September 30, 2025 and December 31, 2024 are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	September 30, 2025	December 31, 2024
Asset (liability) derivatives:		$’000	$’000
Derivative contracts	Other current liabilities	—	(60)
Total		—	(60)

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the realized gain or (loss) on the Company’s derivative instruments that are designated as fair value hedges and their location in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss):

		Three Months Ended September 30,
Derivatives in hedging relationships	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	—	5,461
Total		—	5,461

		Nine Months Ended September 30,
Derivatives in hedging relationships	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	(31)	11,995
Total		(31)	11,995
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

The follow table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2025 and December 31, 2024:

Derivatives	Balance Sheet Location	September 30, 2025	December 31, 2024
Asset (liability) derivatives:		$’000	$’000
Derivative contracts	Other current assets	—	18,602
Derivative asset	Other current assets	—	93,520
Derivative liability	Other current liabilities	—	(92,094)
Total		—	20,028

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the realized gain or (loss) on the Company’s derivative instruments that are not designated as hedges and their location in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss):

		Three Months Ended September 30,
Derivatives	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	—	(1,718)
Total		—	(1,718)

		Nine Months Ended September 30,
Derivatives	Location of Gain / (Loss) Recognized	2025	2024
		$’000	$’000
Derivative contracts	Cost of goods sold	(18,633)	(2,969)
Total		(18,633)	(2,969)
See Note 18 – Commitments and contingencies for additional information.
22.    Equity
Stock Option and Stock Issuance Plan
2021 Plan
The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”), effective on September 16, 2020, under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 15,000 shares of common stock for issuance. As of September 30, 2025, 6,561 shares have been issued and 3,986 options to purchase shares have been awarded under the 2021 Plan.
2023 Plan
The Company’s board of directors and shareholders approved and adopted on February 28, 2023, the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 25,000 shares of common stock for issuance. As of September 30, 2025, 24,238 shares have been issued and 690 option to purchase shares have been awarded under the 2023 Plan.
2024 Plan
The Company’s board of directors and shareholders approved and adopted on December 20, 2023, the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 75,000 shares of common stock for issuance. As of September 30, 2025, 74,996 shares have been issued under the 2024 Plan.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Common Stock Issuances
On January 4, 2024, the Company authorized the issuance of 1,056 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023.
On January 8, 2024, the Company authorized the issuance of 2,769 shares of common stock in connection with the conversion of notes payable.
On January 11, 2024, the Company authorized the issuance of 2,789 shares of common stock in connection with the conversion of notes payable.
On January 22, 2024, the Company authorized the issuance of 3,058 shares of common stock in connection with the conversion of notes payable.

On January 29, 2024, the Company authorized the issuance of 3,044 shares of common stock in connection with the conversion of notes payable.

On February 16, 2024, the Company authorized the issuance of 30 shares of common stock to a consultant for services rendered.

On February 16, 2024, the Company authorized the issuance of 3,057 shares of common stock in connection with the conversion of notes payable.

On March 15, 2024, the Company authorized the issuance of 6,089 shares of common stock in connection with the conversion of notes payable.

On March 20, 2024, the Company authorized the issuance of 7,608 shares of common stock in connection with the conversion of notes payable.

On March 28, 2024, the Company authorized the issuance of 795 shares of common stock to a consultant for services rendered.

On March 31, 2024, the Company vested 5,009 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.
On June 30, 2024, the Company vested 13,990 shares of common stock to Aggia as consulting fees earned during the first quarter of 2024.
On August 14, 2024, the Company authorized the issuance of 5,498 shares of common stock in connection with the conversion of notes payable.
On August 19, 2024, the Company authorized the issuance of 10,425 shares of common stock in connection with the conversion of notes payable.
On August 26, 2024 the Company authorized the issuance of 4,750 shares of common stock to a consultant for services rendered.
On September 27, 2024, the Company authorized the issuance of 6,255 shares of common stock in connection with the conversion of notes payable.
On September 30, 2024, the Company vested 12,115 shares of common stock to Aggia as consulting fees earned during the second quarter of 2024.
On March 25, 2025, the Company authorized the issuance of 3,407 shares of common stock to consultants for services rendered.
On March 31, 2025, the Company vested 7,934 shares of common stock to Aggia as consulting fees earned during the first quarter of 2025.
On April 25, 2025, the Company exchanged a note payable of $25.0 thousand for 1,894 shares of common stock.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On April 30, 2025, the Company exchanged a note payable of $0.1 million for 4,924 shares of common stock.
On May 6, 2025, the Company exchanged a note payable of $0.1 million for 4,274 shares of common stock.
On May 12, 2025, the Company exchanged a note payable of $0.1 million for 4,856 shares of common stock.
On May 14, 2025, the Company exchanged a note payable of $0.1 million for 5,769 shares of common stock.
On May 19, 2025, the Company exchanged a note payable of $0.2 million for 15,000 shares of common stock.
On May 28, 2025, the Company exchanged a note payable of $0.1 million for 10,416 shares of common stock.
On June 2, 2025, the Company exchanged a note payable of $0.1 million for 11,111 shares of common stock.
On June 10, 2025, the Company exchanged a note payable of $0.2 million for 16,667 shares of common stock.
On June 12, 2025, the Company exchanged a note payable of $0.3 million for 30,000 shares of common stock.
On June 15, 2025, the Company exchanged a note payable of $0.2 million for 19,000 shares of common stock.
On June 30, 2025, the Company authorized the issuance of 7,770 shares of common stock to consultants for services rendered.
On July 25, 2025, the Company authorized the issuance of 250,000 shares of common stock to a placement agent for services rendered in connection with an offering.
On August 19, 2025, the Company authorized the issuance of 5,000 shares of common stock to a consultant for services rendered.
On September 23, 2025, the Company authorized the issuance of 44,370 shares of common stock in connection with the conversion of notes payable.
On September 24, 2025, the Company authorized the issuance of 13,849 shares of common stock in connection with the conversion of notes payable.
On September 30, 2025, the Company authorized the issuance of 37,063 warrants in connection with the conversion of notes payable.
On September 30, 2025, the Company authorized the issuance of 9,940 shares of common stock to consultants for services rendered.
Preferred Stock
Our authorized preferred stock consists of 1,000,000 shares of preferred stock, $0.0001 par value per share. As of September 30, 2025 there are no shares of preferred stock currently issued and outstanding.
Restricted Share Awards
Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards ("RSA's") to Aggia. These RSA's are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA's vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $312.50, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $125.00. Shares shall be considered issued and outstanding as of the effective date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. Aggia permanently waived the vesting of RSA's for the three months ended June 30, 2025 and were not entitled to any for the three months ended September 30, 2025. The total RSA's vested for Aggia for the nine months ended September 30, 2025 were 9,940.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On September 30, 2025, there were 25,459 restricted share awards outstanding awarded to employees, consultants and the board of directors.
A summary of the activity related to the restricted share awards, is presented below:

	Total RSA's	Weighted-average grant date fair value
		$
Unvested at, December 31, 2023	90,988	108.50
Granted	21,360	29.50
Forfeited	—	—
Vested	(24,710)	97.00
Unvested at September 30, 2024	87,638	93.20
Unvested at December 31, 2024	64,033	70.82
Granted	25,681	23.09
Forfeited	(9,087)	34.42
Vested	(33,370)	55.03
Unvested at September 30, 2025	47,257	63.02
Change in fair value of stock-based compensation on the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss) is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. Change in fair value of stock-based compensation was nil and $1.0 million for the three months ended September 30, 2025, and 2024, respectively, and $0.8 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively.
See Note 18 – Commitments and contingencies for further details on Restricted Share Awards.
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

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Options
A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2023	109.00	8,275	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	151.00	(150)	N/A	—
Outstanding, September 30, 2024	109.00	8,125	3.42	3,125
Exercisable and vested, September 30, 2024	99.60	3,288	3.31	1,538
Outstanding, December 31, 2024	108.39	8,126	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	215.47	(3,223)	N/A	—
Outstanding, September 30, 2025	105.34	4,903	2.09	—
Exercisable and vested, September 30, 2025	101.89	3,595	1.91	—
Warrants
A summary of warrants activity during the nine months ended September 30, 2025 and 2024 is presented below:

	Weighted-average exercise price	Number of warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2023	196.90	173,799	2.61	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	314.70	(14,498)	N/A	—
Outstanding, September 30, 2024	189.00	159,301	2.07	—
Exercisable, September 30, 2024	189.00	159,302	2.07	—
Outstanding, December 31, 2024	186.20	159,313	1.82	—
Granted	12.50	12,504	4.85	—
Exercised	—	—	N/A	—
Forfeited	330.13	(3,871)	N/A	—
Outstanding, September 30, 2025	169.96	167,946	1.38	—
Exercisable, September 30, 2025	169.96	167,946	1.38	—

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Pre-Funded Warrants
On September 23, 2025, the Company completed a registered direct offering of (i) 44,370 shares of common stock and (ii) 37,063 pre-funded warrants, at purchase prices of $6.14 per Share and $6.1399 per Pre-Funded Warrant (equal to the share price less the $0.0001 per-share exercise price), for gross proceeds of approximately $500,000 before placement agent fees and offering expenses. Each Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share and is exercisable immediately, subject to any beneficial ownership limitations set forth in the warrant.
The Company classified the Pre-Funded Warrants in shareholders’ equity. As of September 30, 2025, 37,063 Pre-Funded Warrants were exercised.
Stock-Based Compensation Expense
Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $0.6 million for the three months ended September 30, 2025, of which $0.3 million, were executive compensation, $37.6 thousand were given to the board of directors, $0.3 million were given to consultants for services rendered and nil were stock-based consulting expenses paid to related party.
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $1.7 million for the three months ended September 30, 2024, of which $0.1 million, were executive compensation, $36.4 thousand, were given to the board of directors, $0.1 million were given to consultants for services rendered and $1.5 million were stock-based consulting expenses paid to related party.
Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $2.4 million for the nine months ended September 30, 2025, of which $0.6 million, were executive compensation, $0.2 million were given to the board of directors, $0.7 million were given to consultants for services rendered and $1.0 million were stock-based consulting expenses paid to related party.
Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $4.4 million for the nine months ended September 30, 2024, of which $0.2 million, were executive compensation, $0.1 million were given to the board of directors, $0.3 million were given to consultants for services rendered and $3.9 million were stock-based consulting expenses paid to related party.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
23.    Related Party Transactions
The Company held a Special Shareholder Meeting on February 28, 2023. At the meeting, the shareholders approved (i) the Services Agreement whereby Sadot LLC engaged Aggia, to provide certain advisory services to Sadot Agri-Foods for managing Sadot Agri-Food’s business of wholesaling food and engaging in the purchase and sale of physical food commodities; (ii) an amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 500 to 1,500; (iii) for purposes of complying with NASDAQ Listing Rule 5635(b), the issuance of the Shares pursuant to the Services Agreement entered between the Company, Sadot LLC and Aggia representing more than 20% of our common stock outstanding, which would result in a “change of control” of the Company under applicable Nasdaq listing rules; (iv) for purposes of complying with NASDAQ Listing Rule 5635(c), the issuance of up to 144,243 Shares of Common Stock to Aggia pursuant to the Services Agreement and net income generated thresholds; (v) the right of Aggia to nominate up to eight directors to the Board of Directors subject to achieving net income thresholds as set forth in the Services Agreement; and (vi) the adoption of the 2023 Equity Incentive Plan. The shareholders of the Company subsequently approved an increase in the authorized shares of common stock from 1,500 to 2,000 at the Company’s Annual Meeting held on December 20, 2023.
As of September 30, 2025, Aggia owned 6.2% of the Company's common stock.

During the three and nine months ended September 30, 2025, the Company recorded Stock-based consulting expense of nil and $1.0 million to its related party, Aggia for consulting services rendered. During the three and nine months ended September 30, 2024, the Company recorded Stock-based consulting expense of $1.5 million and $3.9 million to its related party, Aggia for consulting services rendered.

Additionally, for the three and nine months ended September 30, 2025, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $0.4 million and $1.9 million, respectively. For the three and nine months ended September 30, 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $0.8 million and $2.9 million, respectively.
On September 19, 2024, the Company received a loan from a related party, in an arm's length transaction, of $0.6 million, with a discount of $0.1 million, that matured on April 10, 2025. The maturity was extended until July 18, 2025 for an increase in principal of $0.3 million, which was the same terms as an unrelated party loan extension. This maturity has been extended until December 31, 2025, for immediate payment of $0.1 million towards principal balance, which was the same terms as an unrelated party loan extension, see Note 12 – Notes payable for additional details.
The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
24.    Subsequent Events
Securities Purchase Agreement
On October 15, 2025, the Company entered into a Securities Purchase Agreement with various investors, pursuant to which the Company agreed to sell shares of common stock (par value $0.0001 per share) at a purchase price of $5.20 per share (subject to adjustment for forward or reverse stock splits, share dividends, share combinations and similar events). The Company may issue up to an aggregate of 538,602 of shares of common stock under the terms of the agreement. The Company has issued 103,577 under the agreement. The closing of the offering is subject to customary closing conditions.
Secured Promissory Notes
On October 29, 2025, the Company entered into a Secured Promissory Note with an individual lender in the principal amount of $0.2 million. The Note bears interest at 10% per annum and matures on October 29, 2026. The Note is secured by a security interest in all assets of the Company, including but not limited to accounts, equipment, inventory, intellectual property, and other personal property. The Note includes customary events of default, and in the event of default, the interest rate increases to the lesser of 15% per annum or the maximum rate permitted by law. The Company may prepay the Note, in whole or in part, at any time without penalty.

Board of Directors Changes

On October 10, 2025, Na Yeon Hannah Oh notified the Company of her resignation as a member of the Company's Board of Directors (the "Board"), effective immediately. In connection with her resignation from the Board, Ms. Oh also resigned from her position as a member of the Board's Sustainability Committee. Ms. Oh's resignation was a result of Ms. Oh’s professional commitments and not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.
.
On October 29, 2025, the Company’s Board also approved several governance changes. The size of the Board was increased from five to six members, and Haggai Ravid, the Company’s Chief Executive Officer, was appointed as a director. Following Mr. Ravid’s appointment, David Errington, Ahmed Khan, Benjamin Petel, Stephen A. Spanos, and Claudio Torres resigned from the Board. Their resignations were not the result of any disagreement with the Company.
On October 30, 2025, the Board appointed Sean Schnapp, Alexander David, Liat Franco, and Yuriy Shirinyan as new directors to fill the vacancies. The Board also reconstituted its standing committees, appointing Mr. Schnapp as Chairperson of the Audit Committee and Audit Committee Financial Expert, Mr. David as Chairperson of the Compensation Committee, and Ms. Franco as Chairperson of the Nominating and Corporate Governance Committee.
Equity Line Commitment
In October 2025, the Company entered into this Purchase Agreement with an institutional investor (the “Investor”) pursuant to which the Company has the sole and unconditional right, at its sole discretion, to issue and sell to the Investor, from time to time, up to an aggregate of $10.0 million of its common stock (the “Commitment Amount”) over a 24-month period (the “Commitment Period”) commencing on the date the resale registration statement becomes effective and continuing until the earlier of (i) the expiration or termination of this Agreement, (ii) the full amount of the Commitment Amount has been issued and sold, or (iii) the date the parties agree to terminate the arrangement.

Under the Equity Line, the Company may deliver an advance notice at any time it elects to draw on the facility. For each advance, the purchase price per share will equal 97% of the lowest daily volume-weighted average price of the Company’s common stock during the applicable pricing period specified in the agreement. The investor is required to purchase the shares covered by an advance notice provided the closing conditions are satisfied.

The agreement includes customary limitations, including a restriction that the investor’s beneficial ownership may not exceed 4.99% of the Company’s outstanding common stock at any time, and a cap on total issuances under the facility of 19.99% of the shares outstanding immediately prior to execution of the agreement, unless shareholder approval is obtained. A resale registration statement covering all shares issuable under the Equity Line is required to remain effective throughout the term of the arrangement.

Sadot Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
In connection with this facility, the Company engaged a non-exclusive placement agent. The placement agent is entitled to a cash fee equal to 1.25% of the gross proceeds from any advances made under the Equity Line. The placement agent’s engagement automatically terminates two months after the first advance, although the compensation provisions remain applicable to any future advances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of November 19, 2025, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. ("Sadot Group"), for the three and nine months ended September 30, 2025, together with the audited financial statements of the Company for the year ended December 31, 2024 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2024 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” "Sadot", “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group Inc., together with its consolidated subsidiaries.

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

Forward-Looking Statements

This Report contains forward-looking statements as defined in the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. These forward-looking statements are not guarantees of future performance, conditions, or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of Sadot Group Inc's management’s control. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and similar expressions (or the negative versions of such words or expressions), are intended to identify forward-looking statements. These forward-looking statements include, without limitation, information concerning Sadot’s possible or assumed future results of operations, business strategies, debt levels, competitive position, industry environment and possible growth opportunities. Such statements should be read in conjunction with the discussion of liquidity, capital resources, and management’s plans contained elsewhere in this Report, including the disclosure regarding substantial doubt about the Company’s ability to continue as a going concern. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 2 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.
OVERVIEW
Sadot Group Inc. is our parent company and is headquartered in Burleson, Texas. In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-Foods supply-chain. As of September 30, 2025, Sadot Group consisted of 1 distinct operating unit and 1 discontinued operations.

Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s largest operating unit is a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre crop producing farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Sadot Agri-Foods seeks to diversify over time into a sustainable and forward-looking global agri-foods company. Following the financial performance in Q3 the management are in active discussions with the Board on alternatives to address this situation. All options are being assessed. The management continue to focus on monetizing the current assets of the Trading business as efficiently as possible. It should be highlighted that the risk of future impairments on current assets is a possibility in Q4.

Sadot Restaurant Group, LLC ("Sadot Food Services"): has three unique “healthier for you” concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill, plus one subscription-based fresh prep meal concept, SuperFit Foods. SuperFit Foods was sold in August 2024. This entire operating segment was identified as held for sale. Please see Note 4 – Assets held for sale and Note 5 – Discontinued operations for further details.
Key Financial Definitions
We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Commodity sales	272	200,906	246,778	480,706
Other revenues	17	—	69	—
Cost of goods sold	(6,630)	(193,247)	(242,189)	(464,448)
Gross profit / (loss)	(6,341)	7,659	4,658	16,258
Depreciation and amortization expenses	(22)	(49)	(76)	(232)
Stock-based expenses	(584)	(1,713)	(2,431)	(4,430)
Sales, general and administrative expenses	(7,388)	(3,424)	(13,240)	(6,518)
Income / (loss) from operations	(14,335)	2,473	(11,089)	5,078

EBITDA	(14,351)	2,858	(10,413)	6,288
EBITDA attributable to Sadot Group Inc.	(14,278)	2,927	(10,119)	6,457

Our key business and financial metrics are explained in detail below.
Revenues
Our revenues are derived from Commodity sales. Revenues from commodity sales have declined substantially in Q3. The business has experienced significant trading difficulties around capital to support new trades, disputes on settlement of existing trades and a number of legal disputes on historic trades. As mentioned above there is an ongoing board review of the business model that will conclude in Q4. Impairments on assets of the Trading business cannot be excluded in Q4
Cost of Goods Sold
Cost of goods sold includes commodity costs, labor, rent and other operating expenses.
Reclassification
During the three and nine months ended September 30, 2025, the Company reclassified gains previously recognized in Other income related to the fair value remeasurement of certain financial instruments into Cost of goods sold ("COGS"). The reclassification was made to better reflect the nature and function of these instruments, which are economically linked to the Company’s inventory procurement, sales activities and to be consistent with our competitors. Management determined that presenting the related gains in COGS more accurately reflects the impact of these instruments on the Company’s gross margin and provides more decision-useful information to financial statement users. This change in presentation had no impact on net income, total comprehensive income, or earnings per share for the period.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of the depreciation of property and equipment.

Stock-Based Expenses
Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to our board of directors, and stock compensation paid to employees. The consulting fees due to Aggia are related to ongoing Sadot Agri-Foods and expansion of the global agri-foods commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023, the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. Aggia waived the consulting fee of 40% on Net income generated by Sadot LLC for the three months ended September 30, 2025. Stock-based expenses were $0.6 million and $1.7 million, for the three months ended September 30, 2025 and 2024 and $2.4 million and $4.4 million, for the nine months ended September 30, 2025 and 2024, respectively, and are recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).
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
Net Income (Loss) Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests were $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. and $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. During the year ended December 31, 2023 the Company created a joint-venture in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest.
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

Reconciliations of EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA from the most comparable U.S. GAAP measure, Net income and the calculations of the Net income Margin and EBITDA Margin for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$’000	$’000	$’000	$’000
Net income / (loss)	(15,262)	1,094	(14,156)	3,099
Adjustments to EBITDA:
Depreciation and amortization expenses	22	49	76	232
Interest expense, net	887	1,712	3,665	2,948
Income tax expense	2	3	2	9
EBITDA	(14,351)	2,858	(10,413)	6,288
EBITDA attributable to non-controlling interest	73	69	294	169
EBITDA attributable to Sadot Group Inc.	(14,278)	2,927	(10,119)	6,457
Gross profit / (loss)	(6,341)	7,659	4,658	16,258
Gross profit / (loss) attributable to Sadot Group Inc.	(6,268)	7,728	4,952	16,427

Net income/ (loss) margin attributable to Sadot Group Inc.	(5281.0)%	0.5%	(5.7)%	0.6%
EBITDA margin attributable to Sadot Group Inc.	(4940.5)%	1.5%	(4.1)%	1.3%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	272	200,906	(200,634)	(99.9)%
Other revenues	17	—	17	NM
Cost of goods sold	(6,630)	(193,247)	186,617	(96.6)%
Gross profit / (loss)	(6,341)	7,659	(14,000)	(182.8)%
Depreciation and amortization expenses	(22)	(49)	27	(55.1)%
Stock-based expenses	(584)	(1,713)	1,129	(65.9)%
Sales, general and administrative expenses	(7,388)	(3,424)	(3,964)	115.8%
Income / (loss) from operations	(14,335)	2,473	(16,808)	(679.7)%
Interest expense, net	(887)	(1,712)	825	(48.2)%
Change in fair value of stock-based compensation	—	1,001	(1,001)	(100.0)%
Income / (loss) for continuing operations before income tax	(15,222)	1,762	(16,984)	(963.9)%
Income tax expense	(2)	(3)	1	(33.3)%
Net income / (loss) for continuing operations	(15,224)	1,759	(16,983)	(965.5)%
Net income / (loss) for discontinued operations	(38)	(665)	627	(94.3)%
Net loss attributable to non-controlling interest	73	69	4	5.8%
Net income / (loss) attributable to Sadot Group Inc.	(15,189)	1,163	(16,352)	(1406.0)%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Three Months Ended September 30,
	2025	2024
Commodity sales	94.1%	100.0%
Other revenues	5.9%	—%
Cost of goods sold	(2294.1)%	(96.2)%
Gross profit / (loss)	(2194.1)%	3.8%
Depreciation and amortization expenses	(7.6)%	—%
Stock-based expenses	(202.1)%	(0.9)%
Sales, general and administrative expenses	(2556.4)%	(1.7)%
Income / (loss) from operations	(4960.1)%	1.2%
Interest expense, net	(306.9)%	(0.9)%
Change in fair value of stock-based compensation	—%	0.5%
Income / (loss) for continuing operations before income tax	(5267.1)%	0.9%
Income tax expense	(0.7)%	—%
Net income / (loss) for continuing operations	(5267.8)%	0.9%
Net income / (loss) for discontinued operations	(13.1)%	(0.3)%
Net loss attributable to non-controlling interest	25.4%	—%
Net income / (loss) attributable to Sadot Group Inc.	(5255.7)%	0.6%

Gross Profit / (Loss)

	Three Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	272	200,906	(200,634)	(99.9)%
Other revenues	17	—	17	NM
Cost of goods sold	(6,630)	(193,247)	186,617	(96.6)%
Gross profit / (loss)	(6,341)	7,659	(14,000)	(182.8)%

NM= not meaningful
Our gross (loss) profit totaled $6.3 million loss for the three months ended September 30, 2025, compared to $7.7 million profit for the three months ended September 30, 2024. The $14.0 million decrease is primarily attributed to a decrease in Commodity sales partially offset by a decrease in Cost of goods sold.
We generated Commodity sales of $0.3 million for the three months ended September 30, 2025, compared to $200.9 million for the three months ended September 30, 2024. This represented a decrease of $200.6 million, This decrease is due to Sadot Agri Foods being unable to enter into additional trades because of lack of working capital.
We generated Other revenues of $17.0 thousand for the three months ended September 30, 2025, compared to nil for the three months ended September 30, 2024. This represented an increase of $17.0 thousand, which is attributable to management fees income due to a new management service offered.
Cost of goods sold for the three months ended September 30, 2025, totaled $6.6 million compared to $193.2 million for the three months ended September 30, 2024. The $186.6 million or 96.6% change is a direct result of the decrease in sales, reclassifying Sadot Agri-Foods consulting fees to sales, general and administrative cost in 2025 and the reclass of gain on derivative contracts.
Depreciation and Amortization Expenses

	Three Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(22)	(49)	27	(55.1)%
Depreciation and amortization expenses for the three months ended September 30, 2025, totaled $22.0 thousand compared to $49.0 thousand, for the three months ended September 30, 2024. The $27.0 thousand decrease is mainly attributed to Farm related assets being fully depreciated in 2024.
Stock-Based Expenses

	Three Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Stock-based expenses	(584)	(1,713)	1,129	(65.9)%
Stock-based expenses for the three months ended September 30, 2025, totaled $0.6 million compared to $1.7 million for the three months ended September 30, 2024. The $1.1 million decrease in Stock-based expenses is primarily the result Aggia waiving the 40% of the Net income due to them for consulting fees. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot Agri-Foods. This expense is paid in the vesting in restricted stock that was issued to Aggia in 2024 and this was waived by Aggia for the three months ended June 30, 2025.

Sales, General and Administrative Expenses

	Three Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(7,388)	(3,424)	(3,964)	115.8%
Sales, general and administrative expenses for the three months ended September 30, 2025, totaled $7.4 million compared to $3.4 million for the three months ended September 30, 2024. The $4.0 million increase was primarily attributable to an increase in consulting fees as a result of reclassifying Sadot Agri-Foods consulting fees from cost of goods sold in 2025.

Other Income / (Expense)

	Three Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Total other income / (expense), net	(887)	(711)	(176)	24.8%

Other income for the three months ended September 30, 2025, totaled $0.9 million expense compared to $0.7 million income for the three months ended September 30, 2024. The $0.2 million decrease in income was primarily attributable to a $1.0 million decrease in income due to the change in fair value of stock-based compensation due to Aggia waiving its consulting fees and vesting of stock and a $0.8 million decrease in interest expense.

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended September 30, 2025, by our operating segments:

	Three Months Ended September 30, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	272	—	272
Other revenues	—	17	—	17
Cost of goods sold	—	(6,630)	—	(6,630)
Gross profit / (loss)	—	(6,341)	—	(6,341)
Depreciation and amortization expenses	—	(21)	(1)	(22)
Stock-based expenses	—	—	(584)	(584)
Sales, general and administrative expenses	—	(5,982)	(1,406)	(7,388)
Loss from operations	—	(12,344)	(1,991)	(14,335)
Interest expense, net	—	(424)	(463)	(887)
Loss for continuing operations before income tax	—	(12,768)	(2,454)	(15,222)
Income tax expense	—	—	(2)	(2)
Net loss for continuing operations	—	(12,768)	(2,456)	(15,224)
Loss for discontinued operations, net of income tax	(38)	—	—	(38)
Net loss	(38)	(12,768)	(2,456)	(15,262)
Net loss attributable to non-controlling interest	—	73	—	73
Net loss attributable to Sadot Group Inc.	(38)	(12,695)	(2,456)	(15,189)
Total assets	5,016	67,475	472	72,963

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended September 30, 2024, by our operating segments:

	Three Months Ended September 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	200,906	—	200,906
Cost of goods sold	—	(193,247)	—	(193,247)
Gross profit	—	7,659	—	7,659
Depreciation and amortization expenses	—	(48)	(1)	(49)
Stock-based expenses	—	—	(1,713)	(1,713)
Sales, general and administrative expenses	—	(2,475)	(949)	(3,424)
Income / (loss) from operations	—	5,136	(2,663)	2,473
Interest expense , net	—	(1,267)	(445)	(1,712)
Change in fair value of stock-based compensation	—	—	1,001	1,001
Income / (loss) for continuing operations before income tax	—	3,869	(2,107)	1,762
Income tax expense	—	—	(3)	(3)
Net income / (loss) for continuing operations	—	3,869	(2,110)	1,759
Loss for discontinued operations, net of income tax	(665)	—	—	(665)
Net income / (loss)	(665)	3,869	(2,110)	1,094
Net loss attributable to non-controlling interest	—	69	—	69
Net income / (loss) attributable to Sadot Group Inc.	(665)	3,938	(2,110)	1,163
Total assets	5,431	164,638	958	171,027

Unaudited Condensed Consolidated Results of Operations - Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	246,778	480,706	(233,928)	(48.7)%
Other revenues	69	—	69	NM
Cost of goods sold	(242,189)	(464,448)	222,259	(47.9)%
Gross profit / (loss)	4,658	16,258	(11,600)	(71.3)%
Depreciation and amortization expenses	(76)	(232)	156	(67.2)%
Stock-based expenses	(2,431)	(4,430)	1,999	(45.1)%
Sales, general and administrative expenses	(13,240)	(6,518)	(6,722)	103.1%
Income / (loss) from operations	(11,089)	5,078	(16,167)	(318.4)%
Interest expense, net	(3,665)	(2,948)	(717)	24.3%
Change in fair value of stock-based compensation	778	2,691	(1,913)	(71.1)%
Loss on debt extinguishment	(192)	—	(192)	NM
Income / (Loss) Before Income Tax	(14,168)	4,821	(18,989)	(393.9)%
Income tax expense	(2)	(9)	7	(77.8)%
Net income / (loss) for continuing operations	(14,170)	4,812	(18,982)	(394.5)%
Net income / (loss) for discontinued operations	14	(1,713)	1,727	(100.8)%
Net loss attributable to non-controlling interest	294	169	125	74.0%
Net income / (loss) attributable to Sadot Group Inc.	(13,862)	3,268	(17,130)	(524.2)%

NM= not meaningful
The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	Nine Months Ended September 30,
	2025	2024
Commodity sales	100.0%	100.0%
Other revenues	—%	—%
Cost of goods sold	(98.1)%	(96.6)%
Gross profit	1.9%	3.4%
Depreciation and amortization expenses	—%	—%
Stock-based expenses	(1.0)%	(0.9)%
Sales, general and administrative expenses	(5.4)%	(1.4)%
Income / (loss) from operations	(4.5)%	1.1%
Interest expense, net	(1.5)%	(0.6)%
Change in fair value of accrued compensation	0.3%	0.6%
Loss on debt extinguishment	(0.1)%	—%
Income / (loss) for continuing operations before income tax	(5.7)%	1.0%
Income tax expense	—%	—%
Net income / (loss) for continuing operations	(5.7)%	1.0%
Net income / (loss) for discontinued operations	—%	(0.4)%
Net loss attributable to non-controlling interest	0.2%	—%
Net income / (loss) attributable to Sadot Group Inc.	(5.6)%	0.7%

Gross Profit / (Loss)

	Nine Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Revenues:
Commodity sales	246,778	480,706	(233,928)	(48.7)%
Other revenues	69	—	69	NM
Cost of goods sold	(242,189)	(464,448)	222,259	(47.9)%
Gross profit / (loss)	4,658	16,258	(11,600)	(71.3)%

NM= not meaningful
Our gross profit / (loss) totaled $4.7 million for the nine months ended September 30, 2025, compared to $16.3 million for the nine months ended September 30, 2024. The $11.6 million decrease is primarily attributed to a decrease in Cost of goods sold and an increase in other revenues, partially offset by a decrease in Commodity sales.
We generated Commodity sales of $246.8 million for the nine months ended September 30, 2025. Commodity sales for the nine months ended September 30, 2024 was $480.7 million. This represented a decrease of $233.9 million, which is primarily due to the Company not taking on trades with unfavorable margins.
We generated Other revenues of $0.1 million or the nine months ended September 30, 2025, compared to nil for the nine months ended September 30, 2024. This represented an increase of $0.1 million, which is attributable to management fees income due to a new management service offered.
Cost of goods sold for the nine months ended September 30, 2025, totaled $242.2 million. The Cost of goods sold for the nine months ended September 30, 2024 was $464.4 million. The $222.3 million change is primarily due to a direct result of the decrease in sales, reclassifying Sadot Agri-Foods consulting fees to sales, general and administrative cost in 2025 and the reclass of gain on derivative contracts .

Depreciation and Amortization Expenses

	Nine Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(76)	(232)	156	(67.2)%
Depreciation and amortization expenses for the nine months ended September 30, 2025 totaled $0.1 million compared to $0.2 million, for the nine months ended September 30, 2024. The $0.2 million decrease is mainly attributed to Farm related assets being fully depreciated in 2024.
Stock-Based Expenses

	Nine Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Stock-based expenses	(2,431)	(4,430)	1,999	(45.1)%
Stock-based expenses for the nine months ended September 30, 2025, totaled $2.4 million compared to $4.4 million for the nine months ended September 30, 2024. The $2.0 million decrease in Stock-based expenses is primarily the result Aggia waiving the 40% of the Net income due to them for consulting fees. Based on the servicing agreement with Aggia, the consulting fees are calculated at approximately 40.0% of the Net income generated by Sadot Agri-Foods. This expense is paid in the vesting in restricted stock that was issued to Aggia in 2025 and this was waived by Aggia for the three months ended June 30, 2025

Sales, General and Administrative Expenses

	Nine Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(13,240)	(6,518)	(6,722)	103.1%
Sales, general and administrative expenses for the nine months ended September 30, 2025 totaled $13.2 million, compared to $6.5 million, for the nine months ended September 30, 2024. The $6.7 million increase was primarily attributable to an increase in consulting fees as a result of reclassifying Sadot Agri-Foods consulting fees from cost of goods sold.

Total Other Income, Net

	Nine Months Ended September 30,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Total other income / (expense), net	(3,079)	(257)	(2,822)	1098.1%
Total other income / (expense), net for the nine months ended September 30, 2025 totaled $3.1 million compared to $0.3 million loss, for the nine months ended September 30, 2024. The $2.8 million decrease in Total other income / (expense), net was attributable to a $0.7 million increase in Interest expense and a $0.2 million increase on Loss on extinguishment of debt, partially offset by a decrease of $1.9 million gain in the Change in fair value of accrued compensation.
The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the nine months ended September 30, 2025 and 2024, by our operating segments:

	Nine Months Ended September 30, 2025
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	246,778	—	246,778
Other revenues	—	69	—	69
Cost of goods sold	—	(242,189)	—	(242,189)
Gross profit	—	4,658	—	4,658
Depreciation and amortization expenses	—	(73)	(3)	(76)
Stock-based expenses	—	—	(2,431)	(2,431)
Sales, general and administrative expenses	—	(9,444)	(3,796)	(13,240)
Loss from operations	—	(4,859)	(6,230)	(11,089)
Interest expense, net	—	(2,116)	(1,549)	(3,665)
Change in fair value of stock-based compensation	—	—	778	778
Loss on debt extinguishment	—	—	(192)	(192)
Loss for continuing operations before income tax	—	(6,975)	(7,193)	(14,168)
Income tax expense	—	—	(2)	(2)
Net loss for continuing operations	—	(6,975)	(7,195)	(14,170)
Income for discontinued operations, net of income tax	14	—	—	14
Net income / (loss)	14	(6,975)	(7,195)	(14,156)
Net loss attributable to non-controlling interest	—	294	—	294
Net income / (loss) attributable to Sadot Group Inc.	14	(6,681)	(7,195)	(13,862)
Total assets	5,016	67,475	472	72,963

	Nine Months Ended September 30, 2024
	Sadot food service	Sadot agri-foods	Corporate adj.	Consolidated
	$’000	$’000	$’000	$’000
Commodity sales	—	480,706	—	480,706
Cost of goods sold	—	(464,448)	—	(464,448)
Gross profit	—	16,258	—	16,258
Depreciation and amortization expenses	—	(230)	(2)	(232)
Stock-based expenses	—	—	(4,430)	(4,430)
Sales, general and administrative expenses	—	(4,052)	(2,466)	(6,518)
Income / (loss) from operations	—	11,976	(6,898)	5,078
Interest expense , net	—	(1,451)	(1,497)	(2,948)
Change in fair value of stock-based compensation	—	—	2,691	2,691
Income / (loss) for continuing operations before income tax	—	10,525	(5,704)	4,821
Income tax expense	—	—	(9)	(9)
Net income / (loss) for continuing operations	—	10,525	(5,713)	4,812
Loss for discontinued operations, net of income tax	(1,713)	—	—	(1,713)
Net income / (loss)	(1,713)	10,525	(5,713)	3,099
Net loss attributable to non-controlling interest	—	169	—	169
Net income / (loss) attributable to Sadot Group Inc.	(1,713)	10,694	(5,713)	3,268
Total assets	5,431	164,638	958	171,027
Liquidity and Capital Resources
Working Capital
We measure our liquidity in a number of ways, including the following:

	As of
	September 30, 2025	December 31, 2024
	$’000	$’000
Cash	581	1,786
Accounts Receivable, net	29,054	18,014
Inventory	154	717
Other current assets(1)	12,864	126,966
Assets held for sale(2)	5,016	5,196
Total current assets	47,669	152,679
Accounts payable and accrued expenses	35,432	28,019
Notes payable, net	11,540	7,390
Other current liabilities(3)	26	94,428
Liabilities held for sale(4)	2,142	2,333
Total current liabilities	49,140	132,170
Working capital(5)	(1,471)	20,509
Current ratio(6)	0.97	1.16
(1) Consists of VAT, prepaid expenses, derivative assets, derivative contracts, Notes receivable, current, deposit on farmland and deposit on acquisition.
(2) See Note 4 for additional information
(3) Consists of Operating lease liability, current, derivative liability, current and derivative contracts
(4) See Note 4 for additional information
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
On September 30, 2025, current ratio, which equals Total current assets divided by Total current liabilities, was 0.97, a decrease of 0.19, compared to current ratio of 1.16 on December 31, 2024. On September 30, 2025, working capital deficit, which equals Total current assets less Total current liabilities, was $1.5 million a decrease of $22.0 million, compared to a working capital surplus of $20.5 million on December 31, 2024. The decrease in current ratio and working capital was primarily due to an increase in Accounts receivable and an increase in Accounts payable and accrued expenses partially offset by a decrease in Other current liabilities, a decrease in Other current assets, and a decrease in Assets held for sale.
While the Company maintains a base of current assets, including inventories and receivables, the timing and certainty of converting these assets into cash has presented operational challenges and led the business to increase borrowing to cover collection delays. During Q3 the company increased its borrowing by $1.3 million. Subsequent to Q3 the business has entered into further borrowing agreements These are referred to in Note 24 – Subsequent events. These short-term borrowings, together with the equity line of credit, are expected to provide interim credit support.

The Company is currently experiencing delays in converting receivables into cash, which has impacted the timing of available liquidity. Management continues to actively manage collections, review credit facilities, and negotiate repayment arrangements with certain creditors to support liquidity requirements.

In the event we are required to obtain additional financing—whether through borrowings, private placements, public offerings, or strategic transactions such as mergers or asset sales—there can be no assurance that such efforts will be successful. Failure to obtain adequate funding could require us to sell one or more business lines or assets, enter into a business combination, or reduce or cease operations. Any such transactions, to the extent available, could result in significant dilution to existing shareholders or the loss of their investment in our Company.
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
Management has performed a going concern assessment covering a period of twelve months from the issuance date of these unaudited condensed consolidated financial statements. While there is no assurance that existing borrowings and the equity line of credit will provide sufficient funding to support operations for the full assessment period, management believes it remains appropriate to prepare the financial statements on a going-concern basis. Management believes the actions described above, if successfully executed, will provide sufficient liquidity to meet obligations as they become due. However, there can be no assurance that such plans will be realized or that additional financing will be available on acceptable terms. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Sources and Uses of Cash for the Nine Months Ended September 30, 2025 and 2024
For the nine months ended September 30, 2025, Net cash used in operating activities from continuing operation was $7.2 million compared to $1.4 million provided by operating activities for the nine months ended September 30, 2024. Net cash used in operating activities from discontinued operations was $11.0 thousand and Net cash provided by operating activities from discontinued operations was $0.6 million, respectively, for the nine months ended September 30, 2025 and 2024. Our Net cash used for the nine months ended September 30, 2025, was primarily attributable to our Net loss of $14.2 million, adjusted for net non-cash income in the aggregate amount of $9.0 million and $2.1 million of Net cash used by changes in the levels of operating assets and liabilities. Our Net cash provided for the nine months ended September 30, 2024, was primarily attributable to our Net income of $3.1 million, adjusted for net non-cash income in the aggregate amount of $3.2 million and $4.9 million of Net cash used in changes in the levels of operating assets and liabilities.
For the nine months ended September 30, 2025, Net cash used in investing activities was nil . For the nine months ended September 30, 2024, Net cash used in investing activities from continuing operations was $1.0 thousand, consisting of $13.0 thousand, which was used in the purchase of property and equipment, partially offset by $12.0 thousand, which was provided by the disposal of property and equipment. Net cash provided by investing activities from discontinued operations was $1.0 million.
For the nine months ended September 30, 2025, Net cash provided by financing activities from continuing operations was $6.1 million, consisting of proceeds from notes payable of $12.1 million and proceeds from issuance of common stock of $2.4 million, partially offset by repayments of various other notes payable of $8.4 million. Net cash used in financing activities from discontinued operations was nil and $0.1 million, respectively, for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2024, Net cash used in financing activities was $2.1 million, consisting of repayments of various other notes payable of $6.2 million partially offset by $4.1 million of proceeds from notes payable.
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 3 – Significant accounting policies to our consolidated financial statements included as part of this Annual Report on Form 10-K. As disclosed in Note 3, the preparation of financial statements in conformity with U.S. GAAP requires management to make substantial judgment or estimation in their application that may significantly affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASC 2025-07”) which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.
Cropit Litigation
On March 21, 2025, Cropit Farming Limited ("Cropit") commenced proceedings against our subsidiary, Sadot LLC in the Commercial Registry of the High Court of Zambia seeking rescission of certain joint venture agreements, return of assets, and damages of approximately $6.7 million USD. Sadot LLC has denied all allegations and filed counterclaims seeking declaratory relief, specific performance, injunctive relief, and damages including punitive damages of approximately 0.2 million Zambian Kwacha ($7.6 thousand USD as of September 30, 2025).
Following unsuccessful mediation, Sadot LLC filed for injunctive relief in August 2025 alleging Cropit's material breaches of the 2023 Joint Venture Agreement, including misappropriation of approximately 5.0 million Zambian Kwacha ($0.2 million USD as of September 30, 2025), in company funds, denial of access to farms and financial records, and failure to transfer five parcels of farmland as contractually required.
Sadot LLC also intends to pursue arbitration under ICC rules. Management believes Sadot LLC has reasonably favorable prospects of success and intends to vigorously defend the claims whilst pursuing counterclaims. No material liability has been recorded as a loss is neither probable nor reasonably estimable at this time.
Lombard Litigation
On November 7, 2024, Lombard Trading International Corp. filed an Amended Complaint against Sadot Group Inc. and Sadot Latam LLC in Florida state court (Case No.: 2024-020971-CA-01) alleging unjust enrichment, conversion, fraud, conspiracy and civil theft related to a commodities transaction, seeking damages of $7.4 million. The Company denies all allegations, has not received the goods or the Bills of Lading contractually required for completion of the transaction, and intends to vigorously defend the claims. On August 1, 2025, the court dismissed Lombard's third motion in its entirety. A hearing on the Company's motion to dismiss has been scheduled. No contingent liability has been recorded as of September 30, 2025.
Zen-Noh America Holdings Corp Litigation
Zen-Noh America Holdings Corp. ("Zen-Noh") has commenced Grain and Feed Trade Association ("GAFTA") arbitration proceedings against both Sadot Latam LLC and Sadot Group Inc. The Company believes the proceedings against Sadot Group Inc. have been brought wrongly as it is neither a party to the contract nor acted on it in any capacity. Sadot Latam LLC's defense is assessed as having reasonable prospects of success based on Trans Trade RK SA v State Food and Grain Corporation of Ukraine [2025] EWHC 1803 (Comm), which provides that a seller's right to payment only arises upon proper tender of conforming documents. As conforming documents (including original bills of lading) were never properly tendered, this may lead to a claim by Sadot against Zen-Noh for amounts paid. The parties are exchanging submissions with an award expected in April or May 2026. Management intends to vigorously defend the claims. No contingent liability has been recorded as of September 30, 2025.

Star Fund Litigation

Star Fund LLC ("Star Fund") claims $2.9 million against Sadot Group Inc., Sadot Latam LLC, and Lombard Trading International Corp., alleging Sadot Group Inc. guaranteed Sadot Latam LLC's obligations under a March 2025 factoring agreement. Star Fund advanced approximately $2.5 million against an invoice for a wheat shipment that allegedly failed when the wheat was diverted and Lombard refused payment. Star Fund's case relies solely on an October 2023 board resolution authorizing management to guarantee subsidiary debt up to $10 million with certain specified lenders. Star Fund was not mentioned in the resolution. No actual guaranty document exists, and Sadot Group Inc. was not party to the factoring agreement, promissory note, or underlying invoice. The Company denies all allegations and intends to vigorously defend, including challenging jurisdiction and seeking dismissal on grounds that no guaranty exists. Management believes Sadot Group Inc. has reasonable prospects of success. No contingent liability has been recorded as of September 30, 2025.

In the normal course of business, the Company may be involved in other legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management and its legal counsel intend to defend the matters vigorously and cannot determine at this time whether they will result in a material adverse effect on the financial statements.
The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements after consulting legal counsel.

Item 1.A. Risk Factors
In addition to the Risk Factors set forth below, see Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Financial Condition") of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.
We face significant operational challenges in our global agri-foods operations, which have resulted in a significant curtailing of our operations and could materially adversely affect our business, financial condition, results of operations, and future prospects.

Our business involves farming, commodity trading, and shipping of food and feed products, such as soybean meal, wheat, and corn, via dry bulk cargo ships across global markets. We have recently encountered substantial operational issues that have severely impacted our ability to conduct these activities effectively. These challenges include, but are not limited to, disruptions in our supply chain, such as delays in sourcing raw materials, logistical bottlenecks in shipping and transportation, and inefficiencies in our farming operations due to adverse weather conditions, labor shortages, or equipment failures. Additionally, geopolitical tensions, trade restrictions, fluctuating commodity prices, and increased competition in the agri-foods sector have compounded these issues, leading to halted or suspended trading activities and an inability to fulfill contracts or secure new ones.

As a result of these operational difficulties, we have had to curtail a significant portion of our operations, which has strained our liquidity, increased our reliance on external financing, and heightened the risk of default under our existing obligations. If we are unable to resolve these operational challenges in a timely manner—through measures such as restructuring our supply chain, diversifying our sourcing strategies, or investing in improved infrastructure—our business may continue to suffer prolonged periods of inactivity. This could lead to further erosion of our market position, loss of key customers and partners, regulatory scrutiny, or even insolvency. Moreover, our dependence on global markets exposes us to ongoing risks from external factors, including volatile commodity prices, changes in international trade policies, environmental regulations, and disruptions from events like pandemics, natural disasters, or political instability in key regions where we operate or source materials.

There can be no assurance that we will successfully overcome these operational issues or resume revenue-generating activities. Failure to do so could result in a material adverse effect on our financial condition, stock price, and ability to continue as a going concern, potentially leading to delisting from Nasdaq or other exchanges, reduced access to capital, and diminished investor confidence.

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

We are subject to significant pending litigation that, if resolved unfavorably, could result in substantial monetary damages exceeding our current financial resources and potentially lead to bankruptcy.

We are involved in multiple material legal proceedings with aggregate claimed damages that would exceed our cash availability (excluding interest, punitive damages, and counterclaim-related exposures). These include a lawsuit in Zambia seeking rescission of agreements and damages, and an arbitration in London for alleged non-delivery and breach of contract. Although we believe we have meritorious defenses and have asserted substantial counterclaims, litigation outcomes are inherently uncertain. An adverse judgment or series of judgments in one or more of these matters could require payments that exceed our available cash, insurance coverage, and access to capital, which could materially impair our liquidity, force us to seek additional financing on unfavorable terms, or result in insolvency or bankruptcy proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Stock
On January 4, 2024, the Company authorized the issuance of 1,056 shares of common stock to the members of the board of directors as compensation earned during the fourth quarter of 2023.
On January 8, 2024, the Company authorized the issuance of 2,769 shares of common stock in connection with the conversion of notes payable.
On January 11, 2024, the Company authorized the issuance of 2,789 shares of common stock in connection with the conversion of notes payable.
On January 22, 2024, the Company authorized the issuance of 3,058 shares of common stock in connection with the conversion of notes payable.

On January 29, 2024, the Company authorized the issuance of 3,044 shares of common stock in connection with the conversion of notes payable.

On February 16, 2024, the Company authorized the issuance of 30 shares of common stock to a consultant for services rendered.

On February 16, 2024, the Company authorized the issuance of 3,057 shares of common stock in connection with the conversion of notes payable.

On March 15, 2024, the Company authorized the issuance of 6,089 shares of common stock in connection with the conversion of notes payable.

On March 20, 2024, the Company authorized the issuance of 7,608 shares of common stock in connection with the conversion of notes payable.

On March 28, 2024, the Company authorized the issuance of 795 shares of common stock to a consultant for services rendered.

On March 31, 2024, the Company vested 5,009 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2023.
On June 30, 2024, the Company vested 13,990 shares of common stock to Aggia as consulting fees earned during the first quarter of 2024.
On August 14, 2024, the Company authorized the issuance of 5,498 shares of common stock in connection with the conversion of notes payable.
On August 19, 2024, the Company authorized the issuance of 10,425 shares of common stock in connection with the conversion of notes payable.
On August 26, 2024 the Company authorized the issuance of 4,750 shares of common stock to a consultant for services rendered.
On September 27, 2024, the Company authorized the issuance of 6,255 shares of common stock in connection with the conversion of notes payable.
On September 30, 2024, the Company vested 12,115 shares of common stock to Aggia as consulting fees earned during the second quarter of 2024.
On March 25, 2025, the Company authorized the issuance of 3,407 shares of common stock to consultants for services rendered.
On March 31, 2025, the Company vested 7,934 shares of common stock to Aggia as consulting fees earned during the first quarter of 2025.
On April 25, 2025, the Company exchanged a note payable of $25.0 thousand for 1,894 shares of common stock.
On April 30, 2025, the Company exchanged a note payable of $0.1 million for 4,924 shares of common stock.
On May 6, 2025, the Company exchanged a note payable of $0.1 million for 4,274 shares of common stock.
On May 12, 2025, the Company exchanged a note payable of $0.1 million for 4,856 shares of common stock.
On May 14, 2025, the Company exchanged a note payable of $0.1 million for 5,769 shares of common stock.
On May 19, 2025, the Company exchanged a note payable of $0.2 million for 15,000 shares of common stock.
On May 28, 2025, the Company exchanged a note payable of $0.1 million for 10,416 shares of common stock.
On June 2, 2025, the Company exchanged a note payable of $0.1 million for 11,111 shares of common stock.
On June 10, 2025, the Company exchanged a note payable of $0.2 million for 16,667 shares of common stock.
On June 12, 2025, the Company exchanged a note payable of $0.3 million for 30,000 shares of common stock.
On June 15, 2025, the Company exchanged a note payable of $0.2 million for 19,000 shares of common stock.

On June 30, 2025, the Company authorized the issuance of 7,770 shares of common stock to consultants for services rendered.
On July 25, 2025, the Company authorized the issuance of 250,000 shares of common stock to a placement agent for services rendered in connection with an offering.
On August 19, 2025, the Company authorized the issuance of 5,000 shares of common stock to a consultant for services rendered.
On September 23, 2025, the Company authorized the issuance of 44,370 shares of common stock in connection with the conversion of notes payable.
On September 24, 2025, the Company authorized the issuance of 13,849 shares of common stock in connection with the conversion of notes payable.
On September 30, 2025, the Company authorized the issuance of 37,063 warrants in connection with the conversion of notes payable.
On September 30, 2025, the Company authorized the issuance of 9,940 shares of common stock to consultants for services rendered.
The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Management/Board Changes
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

On May 22, 2025, Claudio Torres was appointed to the Compensation Committee.

On May 22, 2025, Ahmed Khan was appointed to the Audit Committee.

On May 28, 2025, the Company appointed Chagay Ravid as the Chief Executive Officer. Mr. Ravid succeeded Catia Jorge who was serving at the Chief Executive Officer through June 1, 2025. David Hanna was to become Interim Chief Executive Officer effective June 2, 2025, but agreed to remain with the Company and lead the Sadot Canada subsidiary and assist in global trade operations. On May 28, 2025, the Company entered into an Employment Agreement with Mr. Ravid. During the term of the Employment Agreement, Mr. Ravid will serve as Chief Executive Officer of the Company and will be entitled to a base salary at the annualized rate of $200,000. Mr. Ravid will receive a one-time grant of $100,000 in restricted stock grants vesting in four equal quarterly installments. The restricted stock grant vests quarterly over one year in equal quarterly installments commencing October 1, 2025 which will be priced as of the start date. If Mr. Ravid is terminated by the Company for any reason other than cause Mr. Ravid will be entitled to a severance package of 12 months of salary.

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
On September 23, 2025, Ray Shankar notified the Company of his resignation as a member of the Company’s Board, effective immediately. In connection with his resignation from the Board, Mr. Shankar also resigned from his positions as a member of the Board’s Nominating and Corporate Governance Committee and as Chairman of the Compensation Committee. Mr. Shankar’s resignation was a result of Mr. Shankar’s increasing demands of his full time professional role and not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company intends to identify and appoint a director to the Nominating and Governance Committee and the Compensation Committee, as appropriate, in order to maintain compliance with all applicable NASDAQ listing requirements, including those related to committee composition and independence.

On October 10, 2025, Na Yeon Hannah Oh notified the Company of her resignation as a member of the Board, effective immediately. In connection with her resignation from the Board, Ms. Oh also resigned from her position as a member of the Board’s Sustainability Committee. Ms. Oh’s resignation was a result of Ms. Oh’s professional commitments and not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On October 29, 2025, the Board increased the size of the Board from five to six and appointed Haggai Ravid, Chief Executive Officer of the Company, as a director.

On October 29, 2025, David Errington, Ahmed Khan, Benjamin Petel, Stephen A. Spanos and Claudio Torres tendered their resignations as members of the Board. Such resignations were effective immediately upon acceptance by the Board and were not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Immediately following the acceptance of the foregoing resignations on October 30, 2025, the Board:
•appointed Sean Schnapp, Alexander David, Liat Franco and Yuriy Shirinyan as directors of the Company to fill the vacancies created thereby; and
•reconstituted the Board’s standing committees as described below.

Equity Line
On October 15, 2025, the Company entered into the Purchase Agreement with Helena. Pursuant to the Purchase Agreement, the Company shall have the right to issue and sell to Helena, from time to time as provided therein, and Helena shall purchase from the Company, up to the Commitment Amount of the Company’s Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The Company is not obligated to sell any shares of Common Stock pursuant to the Purchase Agreement except as specified therein.

Under the Purchase Agreement, subject to the satisfaction of certain conditions, the Company may, in its sole discretion, deliver an Advance Notice to Helena to purchase a portion of the Commitment Amount (each, an “Advance”). The amount of each Advance may not exceed the Maximum Advance Amount, which is the lesser of (i) 100% of the average of the Daily Value Traded of the Common Stock over the ten (10) Trading Days immediately preceding an Advance Notice, and (ii) $5,000,000, unless otherwise mutually agreed by the parties. For purposes of the Purchase Agreement, “Daily Value Traded” is the product obtained by multiplying the daily trading volume of the Common Stock on the Principal Market during regular trading hours as reported by Bloomberg L.P., by the VWAP for such Trading Day.

The shares of Common Stock purchased pursuant to an Advance will be purchased at the Purchase Price equal to 97% of the lowest daily closing VWAP during the Pricing Period minus clearing fees, brokerage fees, transfer agent fees and legal costs associated with the applicable Advance; provided that if during any Trading Day during the Pricing Period the VWAP at the end of any given 1-hour interval has changed by +/- 7% versus the previous 1-hour interval, the VWAP for such Trading Day will be deemed to be 90% of Helena’s sale execution for that day in respect of the Common Stock. The Pricing Period is generally three (3) Trading Days commencing on the date of Helena’s receipt of the Common Stock relating to such Advance (subject to adjustments for Secondary Advances). The last 30 minutes of trading on such Trading Day during the Pricing Period will be deemed as the final “1-hour” interval of such Trading Day.

Pursuant to the Purchase Agreement, the Company agreed that if it has not submitted Advance Notices in an aggregate amount of at least $2,000,000 (the “Threshold Amount”) prior to the date that is six (6) months following the effective date of the registration, it shall pay to Helena in liquidated damages the amount of $100,000 for every 30 day period thereafter until it shall have submitted Advance Notices in an amount equal to the Threshold Amount.

Sales of shares of Common Stock to Helena under the Purchase Agreement will be subject to certain limitations, including (i) an Ownership Limitation providing that the Company shall not issue, and Helena shall not purchase, any shares of Common Stock if such issuance would cause Helena’s beneficial ownership to exceed 4.99% of the then issued and outstanding shares of Common Stock, (ii) a Registration Limitation providing that the Company shall not issue any shares of Common Stock if such issuance would exceed the number of Registrable Securities registered on an effective Registration Statement, and (iii) an Exchange Cap providing that the Company shall not issue or sell any shares of Common Stock pursuant to the Purchase Agreement in an amount that would exceed 19.99% of the shares of Common Stock outstanding immediately prior to the date of the Purchase Agreement, unless stockholder approval is obtained.

In consideration for Helena’s execution and delivery of the Purchase Agreement, the Company issued to Helena 13,849 Commitment Fee Shares having an aggregate value equal to the Original Commitment Fee Share Amount. If the closing price of the Common Stock on the Principal Market on the Trading Day the Registration Statement is declared effective is less than the Commitment Fee Share Reference Price, the Company shall issue additional Make-Whole Shares such that the total Commitment Fee Shares equal $100,000 divided by such closing price, minus the Original Commitment Fee Share Amount. The Commitment Fee Shares will bear a standard restrictive legend and be Registrable Securities under the Purchase Agreement.

The Purchase Agreement contains customary representations and warranties of the Company, indemnification rights, and agreements of the parties, as well as certain customary covenants. The Purchase Agreement will terminate on the earliest to occur of (i) the expiration of the Commitment Period (which commences on the date of the Purchase Agreement and expires upon termination in accordance with the Purchase Agreement), (ii) the date on which Helena shall have purchased the total Commitment Amount pursuant to the Purchase Agreement, (iii) the date the Purchase Agreement is terminated pursuant to its terms, or (iv) the date on which the Common Stock fails to be listed or quoted on the Nasdaq Capital Market or other eligible market.

The Company has agreed to file a registration statement with the SEC within 15 days of the date of the Purchase Agreement (“Filing Deadline”) and to use commercially reasonable efforts to have it declared effective in no event later than 90 calendar days following the date of the Purchase Agreement (“Effectiveness Deadline”). If the Registration Statement is not filed by the Filing Deadline or declared effective by the Effectiveness Deadline, the Company will be unable to issue Advances under the Purchase Agreement until such registration statement is filed and effective, as Helena would be unable to resell the shares without an effective Registration Statement. Such failure may constitute a material breach of the Purchase Agreement, entitling Helena to terminate the Agreement and seek other remedies, including indemnification for any losses incurred. If the registration statement is not filed on or prior to the Filing Deadline or a registration statement is not declared effective by the SEC by the Effectiveness Deadline, then, in addition to any other rights Helena may have hereunder or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date, the Company shall pay to Helena an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the Commitment Amount.

The Company intends to use the net proceeds from any sales of Common Stock pursuant to the Purchase Agreement, if any, for working capital and general corporate purposes.

Registered Direct Offering

On October 15, 2025, the Company consummated a registered direct offering of shares of Common Stock (the “September 2025 Shares”) and pre-funded warrants to purchase shares of Common Stock (the “Pre-funded Warrants” and, together with the September 2025 Shares, the “September 2025 Securities”), for a purchase price of $6.14 per September 2025 Share and $6.1399 per Pre-funded Warrant (representing the per share purchase price minus the exercise price of $0.0001 per warrant share), resulting in aggregate gross proceeds of approximately $500,000, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from the sale of the Securities for general corporate purposes and working capital. The offering closed on September 23, 2025. The September 2025 Shares and the shares issuable upon exercise of the Pre-funded Warrants were offered and sold by the Company pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-283813) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the SEC, and a prospectus supplement dated September 19, 2024. In connection with the offering, on September 23, 2025, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Digital Offering LLC (the “Digital Offering”), pursuant to which the Digital Offering acted as a non-exclusive placement agent for the Company in connection with the offering to the sole investor, Helena Global Investment Opportunities I Ltd (the “Investor”), on a best efforts basis, at the purchase prices noted above. Pursuant to the Engagement Agreement, the Company agreed to pay Digital Offering a cash fee of 1.25% of the net proceeds raised in connection with the sale of the Securities or drawn from the equity line of credit as further described below. The Engagement Agreement has a term commencing on the execution date and terminating automatically on the earlier of (i) the date that is two (2) months from the first date on which the offering is officially commenced, or (ii) termination by the Company. Upon termination, the Placement Agent will be entitled to collect all fees and any subsequent fees on the associated transaction for the life of the equity line of credit. Notwithstanding any termination, if at any time after termination the Company receives cash consideration from Helena, the Company shall pay Digital Offering fees in accordance with the terms of the Engagement Agreement. In connection with the offering, on September 23, 2025, the Company entered into a Securities Purchase Agreement with Helena, pursuant to which Helena agreed to purchase the Securities at the purchase prices noted above. The Securities Purchase Agreement contains customary representations, warranties, covenants, indemnification obligations, and closing conditions.

Nasdaq

On September 9, 2025, the Company received a letter (the “Staff Determination”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that the Staff has determined that the Company’s Common Stock had a closing bid price of less than $1.00 per share over the previous 30 consecutive business days from July 28, 2025 through September 8, 2025, and, as a result, does not comply with the Rule. The Company was not eligible for the 180-calendar day compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) because the Company effected a 1-for-10 reverse stock split on October 18, 2024, which occurred during the prior one-year period. The Staff Determination notified the Company that its Common Stock would be delisted from The Nasdaq Capital Market unless the Company requests a hearing. Accordingly, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company’s hearing request automatically stayed any suspension or delisting action of the Company’s securities pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. A hearing was scheduled for October 21, 2025.

On October 10, 2025, the Company received a letter from the Nasdaq Listing Qualifications Hearings Department (the “Letter”). The Letter notified the Company that it has regained compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and is therefore in compliance with the continued listing requirements for the Nasdaq Capital Market. As a result, the hearing before the Nasdaq Hearings Panel scheduled for October 21, 2025 was cancelled. The Company’s Common Stock will continue to be listed and traded on The Nasdaq Stock Market.
Reverse Split
The Board unanimously approved a reverse split of the Company’s Common Stock at a ratio of one-for-ten (the “Reverse Stock Split”). On September 9, 2025, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect the Reverse Stock Split, which became effective 12:01 am eastern on September 15, 2025. As a result of the Reverse Stock Split, every 10 shares of the Company’s Common Stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All stockholders who would be entitled to receive fractional shares as a result of the Reverse Stock Split received one whole share for their fractional share interest. There was no change in the par value of our Common Stock.

December Notes

On December 3, 2024, we entered into a Purchase Agreement (the “December 2024 Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with certain institutional investors (“December 2024 Purchasers”) and issued an aggregate of $3.75 million aggregate principal amount of convertible senior notes due in 2025 (the “December 2024 Convertible Notes”) for aggregate gross proceeds of approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company. Pursuant to the December 2024 Agreement, the December 2024 Convertible Notes were issued with an original issue discount of 20%. On July 23, 2025, the Company entered into an Amendment and Waiver with the December 2024 Purchasers, amending the certain December 2024 Agreement and the December 2024 Notes. On September 22, 2025, the Company and the December 2024 Purchasers entered into a Waiver, which among other things, provided that the conversion price will be equal to 97% of the lowest closing price of the Common Stock during the three (3) Trading Days immediately prior to the date of conversion into shares of Common Stock. Further, the Company agreed to increase the percentage of the net proceeds of any future capital raises to repay the outstanding balance of the December 2024 Notes from 19% to 21% and agreed to a lock up of 30 days. On October 15, 2025, the Company agreed to waive a lock up agreement previously entered with the December 2024 Purchasers.

October 2024 Notes

On October 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor (the “October 2024 Purchaser”), pursuant to which the Company issued a convertible promissory note (the “October 2024 Note”) in the principal amount of $1,375,000 for a purchase price of $1,100,000, reflecting an original issue discount of $275,000. The October 2024 Note was originally due on April 10, 2025, and bears interest payable on the maturity date. On July 23, 2025, the Company entered into an amendment to the October 2024 Note. On September 22, 2025, the Company and the October 2024 Purchaser entered into a Waiver, which among other things, provided that the conversion price will be equal to 97% of the lowest closing price of the Common Stock during the three (3) Trading Days immediately prior to the date of conversion into shares of Common Stock. Further, the Company agreed to increase the percentage of the net proceeds of any future capital raises to repay the outstanding balance of the October 2024 Notes from 6% to 6.5% and agreed to a lock up of 30 days. On October 15, 2025, the Company agreed to waive a lock up agreement previously entered with the October 2024 Purchaser.

Secured Promissory Note

On October 29, 2025, the Company entered into a Secured Promissory Note (the "Note") with an individual lender (the "Lender"), pursuant to which the Company received financing in the principal amount of $238,986.87.

The Note bears interest at a rate of 10% per annum, calculated on the basis of a 365-day year and the actual number of days elapsed. The entire unpaid principal balance, together with all accrued and unpaid interest, is due and payable in one lump sum payment on October 29, 2026 (the "Maturity Date"). The Company may prepay the Note, in whole or in part, at any time without premium or penalty.

The Note is secured by a security interest in all assets of the Company, whether now owned or hereafter acquired, including but not limited to accounts, equipment, inventory, intellectual property, and all other personal property (collectively, the "Collateral"). The Lender has filed or will promptly file a UCC-1 Financing Statement with the appropriate filing offices to perfect the security interest in the Collateral.

The Note contains customary events of default, including failure to pay amounts when due (with a five-day cure period), material misrepresentations, and bankruptcy or insolvency events. Upon an event of default, the entire unpaid principal balance and all accrued interest become immediately due and payable, and the default interest rate increases to the lesser of 15% per annum or the maximum rate permitted by law. Upon default, the Lender has all rights and remedies of a secured party under the Uniform Commercial Code.
Item 6. Exhibits

Exhibit No.	Exhibit Description
1.1+
Placement Agency Agreement, dated as of July 23, 2025, by and between Sadot Group Inc. and ThinkEquity LLC as Placement Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

1.2+	Engagement Agreement between Sadot Group Inc. and Digital Offering LLC dated September 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

3.1+	Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)

3.2+	Bylaws of Muscle Maker, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)

3.3+	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2019)

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

3.8+
Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on September 9, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 15, 2025)

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

10.29+
Securities Purchase Agreement between Sadot Group Inc. and Helena Global Investment Opportunities I Ltd. dated September 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2025)

10.30+
Purchase Agreement between Sadot Group Inc. and Helena Global Investment Opportunities I Ltd. dated September 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2025)

10.31+	Form of Securities Purchase Agreement, dated October 15, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)

10.32+
Engagement Letter, dated October 15, 2025, by and between Sadot Group, Inc. and Dawson James Securities, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)

10.33+	Form of Lock-Up Agreement dated October 15, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)

10.34+	Secured Promissory Note dated October 29, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2025)

19.1+	Sadot Group Inc. – Insider Trading Policy (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

21.1+	List of Subsidiaries (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SADOT GROUP INC.

	By:	/s/ Chagay Ravid
Chagay Ravid
Dated: November 19, 2025		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul Sansom
Paul Sansom
Chief Financial Officer (Principal Financial and Accounting Officer)