Form 10-K
period 2025-12-31
Sadot Group Inc.
filed 2026-04-29
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39223

Sadot Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

295 E Renfro St., Suite 300

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $619,984.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of April 28, 2026, was 1,835,668.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Sadot Group Inc.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2025

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

Item 1. Business

Our Business Overview

Sadot Group Inc. (“Sadot Group” or “SGI” or together with its subsidiaries, the “Company” or “Sadot”), a Nevada corporation was incorporated in Nevada on October 25, 2019. The principal corporate office of Sadot Group is located at 295 E Renfro St., Suite 300, Burleson, Texas, 76028, and the telephone number at that location is (832) 604-9568. Our website address is www.sadotgroupinc.com.

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

In late 2022, Sadot Group transformed from a U.S.-centric restaurant business into a global organization focused on the Agri-Foods supply-chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. Sadot Group is headquartered in Burleson, Texas with intended operations throughout the United States, Brazil, Canada, Singapore, Ukraine, United Arab Emirates and Zambia. During the third and fourth quarters of 2025, the Company exited its remaining international operations. Operations in Brazil, Canada, and the United Arab Emirates were discontinued during this period, as these locations were not generating positive cash flow. The Company no longer maintains consultants or ongoing business activity in Singapore and Ukraine. Zambia was closed due to a legal proceeding with the local partner and a judgement against the Company.

As of December 31, 2025, Sadot Group consisted of one distinct operating unit engaged in the global Agri-Foods industry

1.	Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s operating unit was intended to be a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. A default judgment related to the farm was issued during the fourth quarter of 2025. While the company has appealed this ruling, it has recognized an impairment of $11.8 million on the Zambia farm to reflect the associated financial impact. In addition, the Company had a deposit on farmland in Indonesia which was written off during the fourth quarter of 2025. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Our business involved farming, commodity trading, and shipping of food and feed products, such as soybean meal, wheat, and corn, via dry bulk cargo ships across global markets. We have recently encountered substantial operational issues that have severely impacted our ability to conduct these activities effectively. These challenges include, but are not limited to, disruptions in our supply chain, such as delays in sourcing raw materials, logistical bottlenecks in shipping and transportation, and inefficiencies in our farming operations due to difficult regulatory environments including a legal system, adverse weather conditions, labor shortages, inefficient regulatory environments, various court proceedings or equipment failures. Additionally, geopolitical tensions, trade restrictions, fluctuating commodity prices, and increased competition in the agri-foods sector have compounded these issues, leading to halted or suspended trading activities and an inability to fulfill contracts or secure new ones. Between November 2022 and October 2025, Aggia LLC FZ (“Aggia”) was providing consultancy in connection with the food supply chain activities which were designed to become the most important focus of the Company. However, as a result of disappointing performances in 2025, the Company decided to end the relationship with Aggia. On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aggia. Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended (collectively, the “Agreement Documents”), and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents. The Company is assessing the potential business opportunities surrounding supply chain, before making any decisions as to whether the Company wants to engage a replacement to the services previously provided by Aggia.

2.	In 2025, the Company sold the assets relating to its U.S.-centric restaurant business. Sadot Restaurant Group, LLC (“Sadot Food Services”) held three concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill. During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. On December 4, 2025, the Company and its wholly-owned subsidiaries, Pokemoto LLC, Poke Co Holdings, LLC, and Muscle Maker Development, LLC (collectively, the “Sellers”), completed the sale of substantially all of the assets related to the Pokemoto and Muscle Maker Grill franchise businesses (the “Business”) to MARV Brands of America LLC, a Delaware limited liability company, and MARV Brands Inc., an Ontario business corporation (collectively, the “Buyers”), pursuant to an Asset Purchase Agreement dated December 4, 2025 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Buyers acquired the assets of the Business, including franchise agreements, intellectual property (such as trademarks, recipes, operations manuals, and brand standards), inventory, marketing funds, gift card balances, and other related assets, for a total purchase price of $2,900,000 (the “Purchase Price”). The Purchase Price consisted of: (i) a $100,000 earnest money deposit previously paid by the Buyers; (ii) $2,600,000 paid at closing; and (iii) a $200,000 holdback amount (the “Holdback Amount”) payable subject to certain conditions, including the delivery of specified missing franchise and transfer agreements as outlined in a side letter agreement dated December 4, 2025 (the “Side Letter”). The Holdback Amount is contingent upon the Sellers delivering fully executed copies of various missing agreements on or before the holdback payment date. The deadline for delivery has lapsed and the Company has not delivered all required agreements. Accordingly, the $200,000 holdback receivable has been written off as of December 31, 2025. In connection with the closing, the parties also executed a Trademark Assignment Agreement dated December 4, 2025, pursuant to which the Company and Pokemoto LLC assigned all trademarks related to the Business to MARV Brands Inc. The transaction closed on December 4, 2025, and the Company received the closing payment in accordance with the wire instructions. The sale allowed the Company to divest its franchise restaurant operations and further focus on its agri-food operations. Please see Note 4 – Assets held for sale and Note 5 – Discontinued operations for further details.

On September 9, 2025, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the “Reverse Stock Split”), which became effective 12:01 am eastern on September 15, 2025. The Company did so to regain compliance with Nasdaq. As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All shareholders who would have otherwise received fractional shares as a result of the Reverse Stock Split received cash in lieu of any fractional share interests There was no change in the par value of the Company’s common stock. The Company previously effected a 1-for-10 reverse stock split effective October 18, 2024. All share and per share amounts included in these consolidated financial statements have been adjusted to reflect both reverse stock splits. Please see Note 18 – Commitments and contingencies for further details.

Our Industry

Sadot Agri-Foods:

Sadot LLC, with and through its subsidiaries, Sadot Latam, Sadot Brazil, Sadot Canada, and Sadot Enterprises (Zambia Farm), had the intent to operate and enhance global food security by establishing an integrated supply-chain within the international Agri-food commodity industry that includes shipping, sourcing, farming and production. The primary focus was on farming, trading and shipping food and feed commodity items such as soy meal, corn and wheat between countries via containers or cargo ships. These shipments enhance global food security by providing raw materials and ingredients to various food manufacturers as part of the overall food supply chain. During 2025, the Company ceased operations and closed Sadot Brazil and Sadot Canada. Sadot Enterprises is subject to an ongoing legal dispute regarding farm ownership in Zambia, for which the Company has filed an appeal, part of which is an attempt to collect a gross amount of $3.5 million. Sadot LLC remains an active operating entity.

Sadot Latam LLC (“Sadot Latam”): In May 2023, the Company expanded its Sadot Agri-Foods subsidiary within the agri-commodity sourcing and trading operations into North, Central and South America. The expansion was facilitated by a 5 year consulting agreement signed on June 14, 2023, providing for an annual consulting fee of $0.5 million per year and potential profit sharing calculated on a quarterly basis, between Sadot Agri-Foods’ operations and Buenaventura Trading LLC (“Buenaventura”) based in Miami FL. Buenaventura was supposed to provide exposure to new trade routes throughout the Americas. The Buenaventura agreement was updated on December 20, 2024, providing a new annual consulting fee of $0.9 million per year and removing the profit sharing arrangement. The Buenaventura agreement was cancelled during the second quarter of 2025.

Sadot Enterprises Limited Ltd (“Sadot Enterprises”: Sadot Farm Operations (“Sadot Zambia” is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC) includes approximately 5,000 acres of farmland in the Mkushi Region of Zambia which was acquired in August of 2023. Farm operations are focused on the supply of grains (soy, corn and wheat) as well as tree crops (mango and avocado). As of December 11, 2025 Sadot LLC lost our legal case in the Zambia courts pertaining to the ownership of the farm. Following the judgement, the company filed an appeal in 2026 seeking recovery of $3.5 million and as such has entered into a dispute with its local partner Cropfit Farming Limited (“Cropit”). The appeal process is expected to take in excess of one year.

Sadot Brasil Ltda (“Sadot Brazil”): In December 2023 Sadot Agri-Foods onboarded a team of industry professionals in Brazil to form Sadot Brazil. The office was subsequently closed during the fourth quarter of 2025 for lackluster performance.

Sadot Canada Inc (“Sadot Canada”): In July and August 2024 the Company expanded its Sadot Agri-Foods operations with the expansion into Canada. This entity was focused on commodity trading in Canada. The Canadian office was closed on September 3, 2025.

Sadot Food Service:

Our Strategy

Realizing the insurmountable challenges operating a small agri food supply business, Sadot Group’s management and board has been looking to acquire or merge with a non-volatile cash flow producing activity. These efforts began in the fourth quarter of 2025.

Sadot Agri-Foods

Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s sole operating unit was intended to be a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with companies such as the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. The environment in which Sadot operates is populated with large, multi-layered, and cumbersome companies. The Sadot Group goal was to become an efficient and agile operation, with the ability to take advantage of arising opportunities in a constantly growing and evolving industry. Following the financial performance during the third quarter of 2025 and as a result of substantial operational issues that have severely impacted our ability to conduct operations effectively, management of the Company began evaluating alternative business lines to address this situation. Management continues to assess all options. The management continues to focus on monetizing the current assets of Sadot Agri-Foods as efficiently as possible. It should be highlighted that certain assets were impaired totaling $31.0 million and the risk of continued future impairments on other assets is a possibility going forward.

We have outsourced certain administrative functions for our Sadot Agri-Foods business to third-party service providers. We also outsource certain information technology support services and benefit plan administration. Our Sadot Agri-Foods operations have historically relied on Aggia LLC FZ (“Aggia”) as third-party consultants to execute commodity trades and conduct farming operations. On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aggia. Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended (collectively, the “Agreement Documents”), and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents. The Company is assessing the potential business opportunities surrounding supply chain, before making any decisions as to whether the Company wants to engage a replacement to the services previously provided by Aggia.

Over the past two years, the Company tried to assemble a team of industry professionals to manage and execute the Company’s overall strategy and day-to-day operations. The teams consisted of industry experts, with decades of experience working for multinational companies, bringing their reputation, industry know-how and work practices to the group. These professionals who were in charge were overseeing the day-to-day operations.

As part of our Agri-commodities operations, the Company invested in forward-looking products such as carbon credits. This was designed to offer lower carbon or carbon neutral products in the future, as well as offsetting its own carbon emissions. However the downturn in carbon credit markets and our inability to monetize the asset has led us to believe that the Company should focus on alternative activities. As a result, the Company decided to discontinue making any additional investments in the Carbon Credit area, and has decided to write off its previous investment in the amount of $13.4 million.

Our Intellectual Property

We have registered Sadot®, Pokémoto®, Muscle Maker Grill® and other certain names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and Muscle Maker Grill® in one foreign country. This was one of the contributing factors for achieving the sale price for the restaurant activities which the board believed was a fair price. As noted above, Pokémoto®, Muscle Maker Grill® and other certain names used by our restaurants as trademarks or service marks were sold in 2025.

Our Competition

Sadot Agri-Foods

Sadot Agri-Foods operates in the global agri-food industry. We have significant competition in the markets in which we operate based principally on price, foreign exchange rates, quality, global supply and alternative products. We also compete with local farming operations within the countries we own farmland.

Our Corporate Structure

Overview: Sadot Group Inc. serves as a holding company of the following subsidiaries:

●	Sadot Restaurant Group LLC, a directly wholly owned subsidiary, was formed in Nevada on December 13, 2023 which holds the below subsidiaries. The company sold its remaining restaurant related assets in 2025. The company plans to dissolve the below entities in the future.

●	Muscle Maker Development, LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019, for the purpose of running our restaurant focused operations which have been discontinued. The Muscle Maker Grill brand was sold in December 2025.

●	Muscle Maker Corp. LLC, a directly wholly owned subsidiary, which was formed in Nevada on July 18, 2019, for the purposes of operating corporate restaurants which currently have been closed or sold.

●	Muscle Maker USA, Inc., a directly wholly owned subsidiary, which was formed in Texas on March 14, 2019, for the purposes of operating corporate restaurants which currently have been closed or sold.

●	Muscle Maker Development International. LLC, a directly wholly owned subsidiary, which was formed in Nevada on November 13, 2020, to franchise the Muscle Maker Grill name and business system to qualified franchisees internationally, which business we are no longer pursuing. The Muscle Maker Grill brand was sold in December 2025.

●	Pokémoto LLC, a directly wholly owned subsidiary, which was formed in Nevada on August 19, 2021, to serve as a holding company for various company owned locations which currently have been closed or sold.

●	Poke Co Holdings LLC, a directly wholly owned subsidiary, which was formed in Connecticut on July 18, 2018 to franchise the Pokémoto name and business system to qualified franchisees, which business we are no longer pursuing. The Pokémoto brand was sold in December 2025.

●	Sadot LLC, a directly wholly owned subsidiary, which was formed in Delaware on October 19, 2022 to participate in activities such as sourcing, distributing and production of agri-food products. Through December 31, 2025, the Company through its subsidiary Sadot LLC received and continues to receive offers to engage in food supply chain transactions. The Company did not find any of these offers compelling. While the revenue from any single transaction that could be generated was substantial, the proposed profits margins were low, and the realization of the proposed margins were to be in non-cash instrument in the form of a receivable or an asset. The Company continues in 2026 to scrutinize offers, sourcing, distributing and production of agri-food although there is no guarantee that the Company will successfully engage in such transactions or if it does engage in such transactions that they will result in generating a profit.

●	Sadot Latam LLC, a directly wholly owned subsidiary, was formed for the purpose of its agri-food sourcing and trading operations.

●	Sadot Enterprises, Ltd (Farming Operations), a directly 70% owned subsidiary, ventured into crop farm production in Southern Africa with a focus on major commodities like wheat, soy, and corn, alongside high-value tree crops such as avocado and mango.

●	Sadot Brasil Ltda, a directly wholly owned subsidiary, which was formed for the purpose of its agri-food sourcing and trading operations.

●	Sadot LLC of Mauritius, a directly wholly owned subsidiary, which was formed to expand our banking and financing opportunities for the agri-food businesses.

●	Sadot Canada Inc., a directly wholly owned subsidiary, which was formed for the purpose of its agri-food sourcing and trading operations

Item 1.A. Risk Factors

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Any of the following risk factors, either by itself or together with other risk factors, could materially adversely affect our business, results of operations, cash flows and/or financial condition. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently viewed to be immaterial may also materially and adversely affect business, financial condition or results of operations. These risks can be impacted by factors beyond management’s control.

Risks Related to Our Business and Industry

We face significant operational challenges in our global agri-foods operations, which have resulted in a significant curtailing of our operations and could materially continue to adversely affect our business, financial condition, results of operations, and future prospects.

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

In order to continue operating, we need to obtain additional financing, either through borrowings, private placements, public offerings, or some type of business combination, such as a merger or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

We require significant capital in relation to our Sadot operations, including continuing access to credit markets, to operate our current business and fund our growth strategy. Our working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly. Moreover, the expansion of our business and pursuit of acquisitions or other business opportunities may require significant amounts of capital. Access to credit markets and pricing of our capital is dependent upon maintaining sufficient credit ratings from credit rating agencies. We have been unable to maintain sufficiently high credit ratings, and, as a result, access to certain tier one commercial paper and other debt markets and costs of borrowings are not currently available. If we are unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict our current operations and our growth opportunities. We manage this risk with constant monitoring of credit/liquidity metrics, cash forecasting, and routine communications with credit rating agencies regarding risk management practices.

We need to raise additional capital, which could result in dilution or increased debt obligations.

The Company may seek to raise additional capital to fund operations, strategic initiatives, or other corporate purposes. On April 13, 2026, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 to 250,000,000. This increase provides the Company with flexibility to issue additional common stock for equity financing, acquisitions, or equity compensation.

Future issuances of common stock could dilute the ownership and voting power of existing shareholders and may be issued at prices substantially below the prices at which our shares currently trade. The Company may also seek to increase cash reserves through the issuance of convertible debt or other equity securities. The sale of convertible debt or additional equity securities could result in substantial dilution to existing shareholders.

The incurrence of indebtedness would result in additional debt service obligations and could include operating and financial covenants that restrict our operations and liquidity. Additionally, our ability to obtain financing on acceptable terms is subject to market conditions, investor demand, and other uncertainties. There can be no assurance that financing, whether through equity or debt, will be available in amounts or on terms acceptable to the Company, if at all. Any failure to raise additional funds on favorable terms could materially adversely affect our liquidity, financial condition, and results of operations.

Our indebtedness could negatively affect our financial condition, decrease our liquidity and impair our ability to operate the business.

If cash on hand is insufficient to pay our obligations, it could have an adverse effect on our ability to conduct our business. As we were not presented with cash generating opportunities in the supply chain, we are seeking alternative lines of businesses. While we still maintain Sadot LLC and are scrutinizing occasional sporadic trading offers, our focus on alternative sectors is picking up speed. Our ability to raise capital in the future will depend on a shareholder approval to increase the authorized shares of common stock, and to acquire an additional operating entity should we decide to spin off the supply chain activity. There is no guarantee that the Company will successfully engage in such transactions in the commodity trading business or if it does engage in such transactions that they will result in generating a profit. Further, there is no guarantee that the Company will be able to acquire a new operating entity or if it does acquire such entity it will operate profitably.

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

Additionally, weak global economic conditions and adverse conditions in global financial and capital markets, including rising interest rates and constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of the financial institutions that serve as our lenders and as counterparties to the over-the-counter derivative instruments we use to manage risks and some of our customers, suppliers, and other counterparties, which in turn may negatively impact our financial condition and results of operations. Over the course of the last year, concerns have arisen with respect to the financial condition of a number of regional banking organizations in the United States and global financial institutions. Although our exposure has been de minimis to these financial institutions, we continue to monitor our counterparty exposure across all of the financial services companies with which we conduct business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7.A. Quantitative and Qualitative Disclosures About Market Risk” for more information.

We expect the pressures of input cost inflation to continue into 2026. Further, the various conflicts and wars in the Middle East and Europe have had a negative impact on the price per barrel. United States has reported and is continuing to report weaker GDP growth, with some economists forecasting a continuation of these conditions in 2026.

We are exposed to adverse weather conditions, pandemic outbreaks, political events, war and terrorism that could disrupt business and may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Our headquarters, trade offices, and farms, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, droughts, blizzards, hurricanes, tornadoes, fires or earthquakes.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, and negatively affect the creditworthiness of agricultural producers who do business with us. Our farming operations have solely been located in the Mkushi region of Zambia. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our crop yields and planting cycles. Adverse crop conditions in the Mkushi region can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration. Furthermore we learned the hard way, that entering transactions in Zambia are full of complexities and outcomes which are either unjust or at a minimum stretching into many months and years.

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

We were trying to build a global business with a substantial majority of our assets and operations located outside the United States. In addition, our business strategies may involve expanding or developing our business in emerging market regions, including South American, Eastern Europe, Asia-Pacific, the Middle East, and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:

●	adverse trade policies or trade barriers on agricultural commodities and commodity products;

●	new and developing requirements related to GHG emissions and other climate change initiatives and workforce diversity;

●	and inclusion mandates;

●	inflation, hyperinflation, and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates. For example, inflation rates in many countries in which we operate are currently at the highest levels in decades, resulting in tighter monetary policies, including higher interest rates;

●	changes in laws and regulations or their interpretation or enforcement in the countries in which we operate, including the effects of complying with tax law on us and our shareholders;

●	difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;

●	exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends and/or reimbursements by subsidiaries;

●	inadequate infrastructure and logistics challenges;

●	sovereign risk and the risk of government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets;

●	the requirement to comply with a wide variety of laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws, as well as other laws or regulations discussed in this “Item 1A. Risk Factors” section;

●	challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of U.S. GAAP expertise in international locations and multiple financial information systems;

●	changes in a country’s or region’s economic or political condition; and

●	labor disruptions, civil unrest, significant political instability, coup attempts, wars or other armed conflict or acts of terrorism.

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

Upon the expansion of our operations internationally, we have been and could continue to be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We have expanded our operations outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that we will be successful in preventing our franchisees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

As we began executing our growth strategy, through both organic and inorganic growth, we have encountered and may encounter risks which could result in increased costs, decreased revenues and delayed synergies. Growth in new geographies outside the U.S. can expose us to volatile economic, political and regulatory risks that may negatively impact our operations and ability to achieve our growth strategy. Expanding businesses where we have limited presence may expose us to risks related to the inability to identify an appropriate partner or target and favorable terms, inability to retain/hire strategic talent or integration risks that may require significant management resources that would have otherwise been available for ongoing growth or operational initiatives. Acquisitions may involve unanticipated delays, costs and other problems. Due diligence performed prior to an acquisition may not identify a material liability or issue that could impact our reputation or adversely affect results of operations resulting in a reduction of the anticipated acquisition benefits. Additionally, acquisitions may involve integration risks such as: internal control effectiveness, system integration risks, the risk of impairment charges related to goodwill and other intangibles, ability to retain acquired employees and other unanticipated risks.

Failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes expansion into multiple verticals of the food supply chain, including expansion into new commodity trade routes and geographies, farming & warehousing, logistics & transportation, food processing, sustainability and carbon offsets. Our existing management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, which could harm our business, financial condition and results of operations.

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

Our growth plan includes expansion into multiple verticals of the food supply chain, including expansion into new commodity trade routes and geographies, farming & warehousing, logistics & transportation, food processing, sustainability and carbon offsets. Our existing management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, and existing infrastructure, which could harm our business, financial condition and results of operations.

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

Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, the controls and policies we implement at acquired companies, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges and expenses resulting from the completion and integration of a sizable acquisition, the need to fund increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities, compliance and reputational risks and other unanticipated problems and liabilities. Although the Company does not currently carry material goodwill or intangible assets on its balance sheet, this risk factor is relevant to the extent the Company completes future acquisitions that give rise to such assets.

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

Additionally, we joint ventures and investments in which we have limited control over governance, financial reporting, and operations. As a result, we face certain operating, financial, and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture’s activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners, and the risk that we will be unable to effectively work with or resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows.

We outsource certain aspects of our business to third-party vendors and consultants which subjects us to risks, including disruptions in our business and increased costs.

We have outsourced certain administrative functions for our business to third-party service providers. We also outsource certain information technology support services and benefit plan administration. Our Sadot Agri-Foods operations have historically relied on Aggia LLC FZ (“Aggia”) as third-party consultants to execute commodity trades and conduct farming operations. On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aggia. Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended (collectively, the “Agreement Documents”), and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis.

We face increasing competition and pricing pressure from other companies in Sadot Agri-Foods operations. If we are unable to compete effectively with these companies, our sales and profit margins would decrease, and our earnings and cash flows would be adversely affected.

The markets for our products in the Sadot Agri-Foods operations is highly competitive. Our competitors are significantly larger, compete in wider markets, have greater purchasing power, and have considerably larger financial resources. Competitive pressures could affect the price of, and customer demand for, our products, thereby negatively impacting our profit margins and resulting in a loss of market share.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered Sadot® as trademarks or service marks with the United States Patent and Trademark Office. In addition, the Sadot logos, website name and addresses (www.sadotgroupinc.com) and Facebook, Instagram, Linkedin, Twitter and other social media and internet accounts are our intellectual property.. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.

There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks, trade dress and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us if such claims were to be decided against us. If our rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property which, in turn, could lead to a decline in overall revenues. If the intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, we may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims.

We are subject to significant pending litigations that, if resolved unfavorably, could result in substantial monetary damages exceeding our current financial resources and potentially lead to bankruptcy.

We are involved in multiple material legal proceedings with aggregate claimed damages that would exceed our cash availability (excluding interest, punitive damages, and counterclaim-related exposures). These include a judgment against us in Zambia which we are appealing as well as various arbitrations for alleged non-delivery and breach of contract. Although we believe we have meritorious defenses and have asserted substantial counterclaims, litigation outcomes are inherently uncertain. An adverse judgment or series of judgments in one or more of these matters could require payments that exceed our available cash, insurance coverage, and access to capital, which could materially impair our liquidity, force us to seek additional financing on unfavorable terms, or result in insolvency or bankruptcy proceedings.

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

We rely upon the accumulated knowledge, skills and experience of our executive officers, significant employees and expertise of our hired consultants. Our executive officers, significant employees and hired consultants have significant experience in international and agri-foods industries. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our brand and financial results. We also do not maintain any key man life insurance policies for any of our employees.

Our risk management strategies may not be effective.

Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our exposures may not always be fully hedged, and our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our risk management strategies may seek to position our overall portfolio relative to expected market movements. While we have implemented a broad range of risk monitoring and control procedures and policies to mitigate potential losses, they may not in all cases be successful in anticipating a significant risk exposure and protecting us from losses that have the potential to impair our financial position. See “Item 7.A. Quantitative and Qualitative Disclosures About Market Risk”.

Approval of the Amendment to Increase Authorized Common Stock Enhances Our Ability to Finance Operations and Pursue Strategic Transactions.

On April 13, 2026, at our Annual Meeting of Shareholders, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 2,000,000 to 250,000,000. This approval provides the Company with significantly greater flexibility to raise capital, issue equity for strategic initiatives, and grant equity awards under our equity incentive plans.

As of the date of the annual meeting, a substantial portion of our previously authorized shares was either issued and outstanding or reserved for issuance under our equity incentive plans, outstanding warrants, or other commitments. With the increase in authorized shares, the Company now has sufficient capacity to issue new common stock in connection with future equity financings, including public offerings, at-the-market programs, private placements, or other capital-raising transactions.

While this approval enhances strategic and financing flexibility, future issuances of common stock, whether for financing, acquisitions, or equity compensation, may result in substantial dilution to existing shareholders. Such dilution could materially reduce net income (loss) per share and impact shareholder ownership percentages.

In addition, the increase in authorized shares strengthens our ability to pursue mergers, acquisitions, joint ventures, strategic partnerships, or other business combinations that may enhance our market position, expand our product or service offerings, or generate long-term shareholder value. The availability of additional shares allows the Company to use equity as consideration in transactions where potential targets or partners require or prefer equity, improving our competitiveness for such opportunities.

Overall, the shareholder approval of this amendment materially enhances the Company’s ability to finance operations and pursue strategic initiatives, while also introducing potential dilution that shareholders should consider.

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

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our shareholders to sell their shares.

As a public company, we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the rules of the SEC and those of The NASDAQ Stock Market LLC (“NASDAQ”), NASDAQ Capital Market has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

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

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our Common Stock.

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

If we are unable to maintain listing of our securities on the NASDAQ Capital Market or another reputable stock exchange, it may be more difficult for our shareholders to sell their securities.

NASDAQ requires listing issuers to comply with certain standards in order to remain listed on its exchange. The Company has received two notices from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) as follows:

●	On January 8, 2026, the Company received a letter from Nasdaq notifying the Company that it is no longer in compliance with Nasdaq Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. The Company submitted a plan of compliance on February 16, 2026. On March 9, 2026, Nasdaq advised the Company that it granted the Company an extension until June 29, 2026, to regain compliance with Nasdaq Listing Rule 5620(a) by holding an annual meeting of shareholders.

●	On March 9, 2026, the Company received a letter from Nasdaq notifying it of non-compliance with Listing Rule 5640 arising from the voting rights of the Series A Preferred Stock issued February 11, 2026. On March 2, 2026, the Company filed the First Amendment to Stock Purchase Agreement and Certificate of Amendment reducing the stated value to $5.1596 per share and voting rights to 5.1596 votes per share. On March 13, 2026, Nasdaq confirmed the Company had regained compliance and closed the matter.

Following the approval of the amendment to increase the number of authorized shares of common stock at the Annual Meeting on April 13, 2026, the Company has additional flexibility to issue common stock for financing, strategic transactions, or equity compensation. While this approval strengthens the Company’s ability to maintain compliance with Nasdaq listing requirements related to capital structure and shareholder transactions, if, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders.

If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price per share of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the NYSE American or NASDAQ Capital Market and if the price of our Common Stock is less than $5.00 per share, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any such transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive; (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore shareholders may have difficulty selling their shares.

Provisions in our articles of incorporation and bylaws and Nevada law may discourage, delay or prevent a change of control of our Company and, therefore, may depress the trading price of our stock.

Our articles of incorporation and bylaws contain certain provisions that may discourage, delay or prevent a change of control that our shareholders may consider favorable. These provisions:

●	prohibit shareholders action to elect or remove directors by majority written consent;

●	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

●	prohibit our shareholders from calling a special meeting of shareholders; and

●	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

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

We Face Material Liquidated Damages Obligations and Dilution Risk Under the Purchase Agreement with Helena Global Investment Opportunities I Ltd., Which Could Adversely Affect Our Liquidity, Financial Condition, and Stock Price.

On September 23, 2025, the Company entered into a Purchase Agreement (the “Helena Purchase Agreement”) with Helena Global Investment Opportunities I Ltd. (“Helena”), pursuant to which the Company has the right, but not the obligation, to sell up to $10,000,000 (the “Commitment Amount”) of its common stock to Helena from time to time, subject to certain limitations and conditions. Sales occur through Advance Notices at a purchase price equal to 97% of the lowest daily closing VWAP during the Pricing Period (subject to further downward adjustments if intra-day VWAP volatility exceeds 7%), resulting in immediate dilution to existing shareholders.

Pursuant to the Helena Purchase Agreement, if the Company has not submitted Advance Notices in an aggregate amount of at least $2,000,000 (the “Threshold Amount”) prior to the date that is six (6) months following the effective date of the registration statement covering the shares, the Company shall pay Helena liquidated damages of $100,000 for every 30-day period thereafter until the Threshold Amount is met. Additionally, if the registration statement is not filed by the Filing Deadline or declared effective by the Effectiveness Deadline, the Company must pay Helena partial liquidated damages equal to 2.0% of the Commitment Amount on each such Event Date and on each monthly anniversary thereafter. These liquidated damages are payable in cash and are not penalties, but they represent non-operating cash outflows that could materially strain the Company’s already limited liquidity and exacerbate the substantial doubt about its ability to continue as a going concern

The Helena Purchase Agreement also contains strict limitations, including an Ownership Limitation (Helena cannot exceed 4.99% beneficial ownership), a Registration Limitation, and an Exchange Cap (19.99% of outstanding shares unless shareholder approval is obtained). Failure to satisfy these conditions or the registration requirements could prevent the Company from accessing the facility entirely, forcing it to seek alternative (and potentially more expensive) financing. Moreover, the issuance of 13,849 Commitment Fee Shares (plus potential Make-Whole Shares if the post-effectiveness closing price is below the reference price) and the 1.25% cash fee to the Placement Agent further dilute existing shareholders.

Any payment of liquidated damages, inability to draw on the facility, or perception of ongoing dilution could have a material adverse effect on the Company’s liquidity, financial condition, results of operations, and the market price of its common stock. There can be no assurance that the Company will meet the Threshold Amount or registration deadlines, or that it will be able to utilize the facility on favorable terms.

Defaults Under Our Debt Obligations Could Adversely Affect Our Financial Condition and Result in Significant Dilution to Shareholders

The Company is currently in default under certain of its debt obligations. As a result of these defaults, the applicable lenders may impose default interest rates, penalties, and other charges, which could significantly increase the Company’s outstanding indebtedness. In addition, such defaults may accelerate repayment obligations and limit the Company’s ability to access additional financing.

Certain of the Company’s debt instruments also provide creditors with the ability to convert outstanding amounts, including accrued interest and penalties, into shares of the Company’s common stock. Any such conversions could result in substantial dilution to existing shareholders, particularly if conversions occur at discounted prices relative to the market price of the Company’s common stock.

The Company is actively evaluating alternatives to address its outstanding debt, including potential restructurings, settlements, or exchanges; however, there can be no assurance that such efforts will be successful or on terms acceptable to the Company. If the Company is unable to effectively manage or resolve its debt defaults, its financial condition, liquidity, and results of operations could be materially adversely affected.

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

Our cybersecurity risk management program includes response plans that are aligned with our crisis response plans and outline the procedures and protocols to follow when a cybersecurity incident has or may have occurred, including to allow assessments related to disclosure and notice requirements to be timely made to regulators and affected parties. The response plan includes protocols to notify our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”), other members of senior management as appropriate, and, under certain circumstances, the Audit Committee of our Board, or our full Board as appropriate. We have integrated cybersecurity risk assessments into Sadot’s overall enterprise risk assessment to promote a company-wide culture of cybersecurity risk management.

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

Item 2. Properties

As of December 31, 2025, our corporate office was located at 295 E Renfro St., Ste 209, Burleson, TX 76028. In January 2026, the Company was notified by the landlord of its leased office space that the Company was in default under the lease and that the landlord had retaken possession of the premises. The Company had paid rent through December 31, 2025 and occupied the premises through December 2025 and for a limited period in January 2026. At the time of repossession, the lease had a remaining contractual term through March 2029, representing approximately 38 months of remaining lease payments. This event occurred subsequent to December 31, 2025 and represents a non-recognized subsequent event. Accordingly, no adjustments have been made to the accompanying consolidated financial statements. Management has evaluated the impact of this matter and determined that it did not have a material effect on the Company’s financial position, results of operations, or cash flows for the year ended December 31, 2025. The Company expects to recognize the financial impact associated with this matter in the quarter ending March 31, 2026.

In August 2023, the Company closed on the acquisition of approximately 5,000 acres of farmland in the Mkushi Region of Zambia through Sadot Zambia. Sadot Zambia is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC. On December 11, 2025, the High Court for Zambia (Commercial Division) delivered a judgment in the case of Cropit Farming Limited v. Sadot LLC (2025/HPC/0184). The Court declared the Pre-Conditional Offer Agreement, the Purchase of Receivables and Validation Agreement, and the Joint Venture Agreement between the parties to be invalid, non-binding, and unenforceable. As a result, the Company, has lost possession, control, and ownership of approximately 5,000 acres of farmland in Mkushi, Zambia, which had been placed in escrow pursuant to the invalidated agreements. The Court dismissed Cropit Farming Limited’s claims for monetary damages but ordered Sadot LLC, a wholly owned subsidiary of the Company, to pay Cropit Farming Limited’s litigation costs. The Company’s counterclaims were also dismissed. The Company has filed an appeal seeking recovery of $3.5 million. The appeal process is expected to take in excess of one year. There is no guarantee that the Company will be successful in such appeal.

Item 3. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

We are currently involved in pending legal proceedings that have been previously disclosed in our filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Below is a summary of the legal proceedings that have become a reportable event, or which have had developments during the year ended December 31, 2025.

Lombard Trading International Corp. commenced two related proceedings against Sadot Latam, LLC and the Company and in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01 & 2025-021675-CA-01). In each case, plaintiff alleges a breach of contract claim related to an agricultural commodities transaction against Sadot Latam, LLC and seeks damages in the approximate amount of $7.4 million and $17 million, respectively. The plaintiff also alleges an alter ego and contract guaranty claim against the Company related to the alleged breach of contract. The original claims have been substantially narrowed through the Company's successful motions practice. The Company denies the allegations and has filed its Answer, Affirmative Defenses, and Counterclaim, asserting a counterclaim of approximately $1.6 million against the plaintiff for amounts paid by the Company for which no goods were delivered. The Company has also filed a motion to dismiss the alter ego and contract guaranty claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the range of potential loss at this time. Based on the assessment of the Company's legal counsel, a loss in respect of the plaintiff's claim is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

In August 2023, the Company closed on the acquisition of approximately 5,000 acres of farmland in the Mkushi Region of Zambia through Sadot Zambia. Sadot Zambia is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC. On December 11, 2025, the High Court for Zambia (Commercial Division) delivered a judgment in the case of Cropit Farming Limited v. Sadot LLC (2025/HPC/0184). The Court declared the Pre-Conditional Offer Agreement, the Purchase of Receivables and Validation Agreement, and the Joint Venture Agreement between the parties to be invalid, non-binding, and unenforceable. As a result, the Company, has lost possession, control, and ownership of approximately 5,000 acres of farmland in Mkushi, Zambia, which had been placed in escrow pursuant to the invalidated agreements. The Court dismissed Cropit Farming Limited's claims for monetary damages but ordered Sadot LLC, a wholly owned subsidiary of the Company, to pay Cropit Farming Limited's litigation costs. The Company's counterclaims were also dismissed. The Company has filed an appeal seeking recovery of $3.5 million. The appeal process is expected to take in excess of one year. There is no guarantee that the Company will be successful in such appeal. While the Court has ordered the Company to pay Cropit Farming Limited’s litigation costs, the amount of such costs has not yet been determined. Accordingly, no liability has been accrued as of December 31, 2025, as the amount of the obligation is not reasonably estimable.

Zen-Noh Grain Corporation commenced commodity arbitration proceedings against Sadot Group Inc. and Sadot Latam LLC claiming non-delivery under a grain sales contract. The Company denies liability on the basis that Sadot Group Inc. was not a party to the underlying contract and that Sadot Latam LLC performed its obligations. All submissions have been exchanged and an award is expected in mid-2026. The Company believes it has meritorious defenses, including jurisdictional grounds for dismissal of the claim against Sadot Group Inc., but the outcome of arbitration proceedings is inherently uncertain and cannot be predicted. Based on the assessment of the Company's legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

Kevin Mohan v Sadot Group Inc., formerly Muscle Maker, Inc. (AAA Case No. 01-25-0003- 4507). Former Chairman's employment claims under Texas law exceeding $0.3 million (excluding unvested stock). The Claimant failed to pay the arbitrator's deposit. The arbitration was suspended on 5 March 2026 (Preliminary Order No. 3) and terminated without prejudice on 31 March 2026 (Preliminary Order No. 4, Arbitrator John Allen Chalk, Sr.) pursuant to AAA Rule 56(d). No award was made and no liability was determined. The Claimant retains the right to refile until approximately March 2029 (limitation). It is too early to assess whether there would be a continuation to this claim, resulting in a loss and even if there was a loss the amount of such a loss cannot be estimated. On April 2, 2026, Mr. Mohan filed a complaint against the Company in the United States District Court for the District of Texas alleging breaches of employment contract and damages in the amount greater than $250,000 and less than $1,000,000 relating to alleged unpaid performance bonuses.  The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects. No contingent liability has been recorded as of December 31, 2025.

Nuval Trade S.A. v. Sadot Latam LLC (GAFTA No. 19-403) is a GAFTA arbitration arising from two soybean meal contracts. On April 17, 2026, a partial award was issued in favor of Nuval Trade S.A. against Sadot Latam LLC (not Sadot Group Inc.). The award relates to contracts dated February 27, 2024 and April 9, 2024, and grants approximately $12.0 million in damages. In addition, the award provides for interest at 5% per annum, compounded quarterly, on approximately $11.1 million from August 13, 2024 and on approximately $1.0 million from February 11, 2025 until the date of payment, as well as reimbursement of Nuval’s legal fees and arbitration costs. As of December 31, 2025, the total estimated liability, including interest and costs, was approximately $12.9 million, which has been accrued.

The Andersons, Inc. v Sadot LLC. On September 26, 2025, The Andersons, Inc. filed an admiralty and maritime action in the United States District Court for the Southern District of Ohio in aid of a arbitration proceeding against the Company’s subsidiaries, Sadot LLC and Sadot Latam, alleging breach of a contract for the sale of Argentine wheat and seeking approximately $521,641 plus alleged dispatch, pre-award interest, and other fees.  In February 2026, The Andersons initiated a related GAFTA arbitration against the same parties. On March 9, 2026, The Andersons amended its complaint to add the Company as a defendant. The Company intends to defend these claims. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible, but not probable, and the amount or range of any potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued under ASC 450 as of December 31, 2025.

Star Fund commenced proceedings alleging that Sadot Group Inc. guaranteed Sadot Latam LLC's obligations under a factoring agreement and claiming approximately $2.9 million. The claim against Sadot Group Inc. was based solely on a 2023 board resolution authorizing management to guarantee subsidiary debt with specified lenders. No executed guaranty document exists and Star Fund was not named in the resolution. The guaranty count was dismissed by agreement on December 9, 2025. A motion for summary judgment by a codefendant was heard on February 25, 2026 and remains under advisement. Following the dismissal by agreement of the guaranty count on December 9, 2025, the only count remaining against Sadot Group Inc. is a derivative unjust enrichment claim, in respect of which the Company maintains it has meritorious defenses on the basis that no executed guaranty document exists, no benefit was received by Sadot Group Inc., and Star Fund was not a party identified in the underlying 2023 board resolution. The matter remains pending against Sadot Group Inc. and Sadot Latam LLC. Based on the assessment of the Company's legal counsel, a loss in respect of the residual claim against Sadot Group Inc. is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

Rocket Capital NY LLC v. Sadot Latam LLC. The plaintiff commenced proceedings in connection with a merchant cash advance arrangement entered into by Sadot Latam LLC. The claim is against Sadot Latam LLC only, not Sadot Group Inc. The matter is at a preliminary stage. The Company denies the allegations and will defend the proceedings. Based on the assessment of the Company's legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

Broadgrain Commodities Inc. v. Sadot Latam LLC    (GAFTA arbitration). Commodity arbitration commenced in connection with grain sales contracts. The claim is against Sadot Latam LLC only, not Sadot Group Inc. The arbitration has been concluded with an award in favor of Sadot Latam LLC. The tribunal dismissed the claimant’s claims in their entirety and awarded that the fees and costs of the arbitration be borne by the claimant. Accordingly, the Company does not expect any loss related to this matter, and no contingent liability has been accrued as of December 31, 2025.

Seacape Shipping & Trading LLC v   . Sadot Latam LLC. The plaintiff commenced maritime proceedings in connection with an alleged demurrage and freight claim. The claim is against Sadot Latam LLC only, not Sadot Group Inc. On April 20, 2026, the Company received a final arbitration award in favor of Seacape, awarding $542,300 for demurrage at Guayaquil, Ecuador, $48,096 for shifting costs at CHS Myrtle Grove, and interest of $59,844 on the aggregate of these amounts through the date of the award, as well as Seacape’s legal fees and costs of $70,120 and arbitration fees and expenses. As of December 31, 2025, the total estimated liability, including interest and costs, was approximately $729,000, which has been accrued.

Centurion MPP Pte. Ltd. v. Sadot Latam LLC. The claimant commenced proceedings in Singapore arising out of an alleged breach of a commodity sale and purchase contract. The claim is against Sadot Latam LLC only, not Sadot Group Inc. The matter is at a preliminary stage. The Company denies the allegations and will defend the proceedings. Based on the assessment of the Company's legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

OSR Rotterdam BV filed a maritime attachment claim against Sadot Latam LLC on April 14, 2025 arising from an alleged breach of a charter party. OSR claims a contractual cancellation fee of $250,000 plus interest. The Company has recorded    $250,000 within accounts payable as of December 31, 2025 in respect of the principal claim. Based on the assessment of the Company's legal counsel, a loss is probable and the principal amount has been accrued; the amount of any further interest, costs, and enforcement charges in excess of the accrued sum cannot be reasonably estimated at this time.

Canfornav Inc. obtained a foreign arbitration award against Sadot Latam LLC for demurrage of approximately $70,000 (comprising principal of approximately $3,000 plus interest and costs). The award was confirmed by petition in the United States District Court for the Northern District of Texas. The Company has no substantive defense to enforcement. Settlement discussions are ongoing on the basis of an aggregate settlement figure of approximately $53,000 with the objective of avoiding further enforcement costs. The Company has accrued $81,992 in respect of this matter within accrued expenses as of December 31, 2025, which exceeds both the awarded sum and the proposed settlement figure. Any settlement at the lower figure currently under negotiation would result in the release of the excess accrual.

On November 21, 2025, Upcommodity LLC filed a complaint against Sadot Latam LLC in the 11th Judicial Circuit of Miami-Dade County, Florida (Case No. 2025-023130-CA-01) alleging breach of contract arising from a grain facilitation arrangement under which Upcommodity claims Sadot Latam LLC is obligated to repurchase outstanding invoices following default by end-buyers. A default judgment was entered against Sadot Latam LLC. The claim is against Sadot Latam LLC only, not Sadot Group Inc. The Company has accrued $610,561 in respect of this matter within accrued expenses as of December 31, 2025, representing the full amount of the default judgment entered against Sadot Latam LLC. The Company is evaluating post-judgment options.

On April 4, 2026, a former employee of the Company filed a complaint against the Company and its chief executive officer in the United States District Court for the District of New Jersey alleging breaches of employment contract and damages in the amount of $144,212 plus punitive damages relating to alleged unpaid performance bonuses, vacation time, and severance.  The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

On February 18, 2026, Lisiten Associates Inc. filed a complaint against the Company in the Supreme Cout of the State of New York, County of New York, alleging unpaid brokerage fees in connection with the sale of the Company’s restaurant business in the amount of $319,000 plus treble damages.  The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management after consulting legal counsel, such matters are currently not expected to have a material impact on the Company’s financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the Nasdaq Capital Market under the symbol “SDOT”.

Transfer Agent

Our transfer agent is Computershare, Inc., located at, 462 South 4th Street, Suite 1600, Louisville, KY 40202, and its telephone number is 1-877-373-6374.

Holders

As of April 26, 2026, there were 307 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants

As of December 31, 2025 and 2024, we had warrants to purchase an aggregate of 131,843 and 159,313 shares of common stock, respectively, outstanding with a weighted average exercise price of $178.57 and $186.20 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information, as of December 31, 2025, with respect to equity securities authorized for issuance under compensation plans:

Plan category	No. of securities to be issued upon exercise of outstanding options under the plan	Weighted-average exercise price of outstanding options under the plan	No. of securities remaining available for future issuance
		$
2024 Equity compensation plans approved by security holders	—	—	—
2023 Equity compensation plans approved by security holders	690	150.50	—
2021 Equity compensation plans approved by security holders	3,191	95.75	—
Total	3,881	—	—

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

On December 3, 2024, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with institutional investors (“Purchasers”) and issued an aggregate of $3.75 million aggregate principal amount of convertible senior notes due in 2025 (the “Notes”) for aggregate gross proceeds of approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company (the “Offering”). RBW Capital Partners LLC, offering all securities through Dominari Securities LLC, served as the exclusive placement agent for the Offering. The Offering closed on December 4, 2024. Pursuant to the Purchase Agreement, the Notes were issued with an original issue discount of 20%. The Notes matured on December 4, 2025, unless earlier converted upon the satisfaction of certain conditions. The conversion price of the Notes is $41.0 per share of common stock. The Notes include a “Most Favored Nation” clause which grants to the Purchasers the right to claim better conversion terms should the Company provide such to any as long as the Notes are outstanding. The Purchasers will be prohibited from effecting a conversion of the Notes to the extent that, as a result of such conversion, a Purchaser would beneficially own more than 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. The Company agreed to register the shares of common stock underlying the Notes for resale under a Registration Statement on Form S-3, pursuant the Securities Act of 1933. The Notes contain a covenant prohibiting the Company to incur, guarantee or assume any indebtedness, other than certain permitted indebtedness, create or allow or suffer any mortgage, lien, security interest or other encumbrance on its property or assets , other than permitted liens, redeem, defease, repurchase, repay or make any payments in respect of any indebtedness if at the time such payment is due or is otherwise made or, after giving effect to such payment, an event of default under the Notes has occurred and is continuing, declare or pay any cash dividend or distribution on any stock or other equity interest of the Company, or make, any change in the nature of its business or modify its corporate structure or purpose. The Notes contain customary events of default and customary penalties for the Company’s failure to issue conversion shares on a timely basis. The Registration Rights Agreement contains customary penalties for our failure to file the registration statement or cause it to become effective on a timely basis and for certain other events.

On December 31, 2024, the Company vested 16,041 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2024.

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

On September 23, 2025, the Company entered into a Purchase Agreement with Helena Global Investment Opportunities I Ltd. (“Helena”), pursuant to which the Company has the right, but not the obligation, to sell up to $10,000,000 of common stock to Helena (the “Commitment Amount”). Sales occur via Advance Notices at 97% of the lowest daily closing VWAP during the Pricing Period (subject to 90% adjustment for intra-day volatility >7%). The Company issued 13,849 Commitment Fee Shares (plus potential Make-Whole Shares) and agreed to pay a 1.25% placement agent fee. If the Company fails to submit Advance Notices aggregating at least $2,000,000 within six months following registration effectiveness, it must pay $100,000 in liquidated damages for every subsequent 30-day period until met. Registration failure triggers additional 2.0% of the Commitment Amount monthly liquidated damages. Sales are subject to 4.99% Ownership Limitation, Registration Limitation, and 19.99% Exchange Cap (unless shareholder approval obtained). The agreement terminates upon full draw, expiration, or Nasdaq delisting.

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

On October 15, 2025, the Company exchanged a note payable of $0.5 million for 100,000 shares of common stock.

On October 15, 2025, the Company entered into Securities Purchase Agreements with certain accredited investors pursuant to which the Company agreed to sell an aggregate of 103,577 shares of the Company’s Common Stock at a purchase price of $5.20 per share, for aggregate gross proceeds to the Company of approximately $538,600, before deducting placement agent fees and other offering expenses payable by the Company (the “October 2025 Offering”). The October 2025 Offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-281842), which was declared effective by the Securities and Exchange Commission on September 19, 2024, and a prospectus supplement dated October 16, 2025.

On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aggia LLC FZ (“Aggia”). Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended (collectively, the “Agreement Documents”), and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents. In full and complete satisfaction of the debt and termination of the Agreement Documents, the Company agreed to issue to Aggia, or to Aggia’s designees, an aggregate of 1,050,000 shares of the Company’s common stock, par value $0.0001 per share (the “Settlement Shares”) and make a payment of $75,000. The Company issued 257,000 Settlement Shares (the “Initial Shares”) following the execution of the Settlement Agreement. The issuance of the remaining 793,000 Settlement Shares (the “Subsequent Shares”) is subject to obtaining requisite shareholder approval. If shareholder approval is not obtained by March 31, 2026, the obligation to issue the Subsequent Shares will be suspended until such approval is obtained, and the Company will continue to seek approval at subsequent meetings. The Company committed it will not issue any Subsequent Shares under the Settlement Agreement unless and until the requisite shareholder approval under Nasdaq Rule 5635(d) has been obtained. Apart from the initial issuance of Initial Shares (which is below the 19.99% threshold), no further Settlement Shares will be issued without such shareholder approval. Shareholder approval to issue tehe remaining 793,000 shares was obtained during the Company’s shareholder meeting on April 13, 2026. The Company plans to issue these in the near future. The Settlement Shares will be allocated pro-rata among Aggia’s designated assignees as set forth in the Settlement Agreement. The Settlement Agreement also terminates any related ancillary documents, including promissory notes issued thereunder (which will be deemed cancelled and satisfied in full upon issuance of the Settlement Shares), and eliminates any ongoing obligations under the Agreement Documents, such as services, compensation, board nomination rights, managing member representative roles, non-compete, confidentiality, or other covenants. The Settlement Agreement includes mutual releases of all claims related to the Agreement Documents and prior transactions between the parties, as well as customary representations and warranties, confidentiality provisions, governing law (State of Texas), dispute resolution (exclusive jurisdiction in federal or state courts in Dallas County, Texas, with jury trial waiver), and other miscellaneous terms.

On February 6, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, and the Purchasers agreed to purchase, 8% Unsecured Original Issue Discount Debentures (the “Debentures”) in the aggregate principal amount of up to $1,086,956.52 (with a funded amount of $1,000,000 after giving effect to an 8% original issue discount). The Debentures were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder. The financing closed on February 9, 2026. The Debentures mature on the earlier of (i) May 30, 2026, (ii) four months from the original issue date (May 30, 2026), or (iii) the closing of any debt or equity financing by the Company resulting in gross proceeds of at least $5,000,000. The Debentures do not bear regular interest but are issued at an 8% original issue discount. The Company has the option to prepay the Debentures at any time at the principal amount. As additional consideration, the Company issued an aggregate of 300,000 shares of the Company’s Common Stock to the Purchasers on a pro rata basis (the “Incentive Shares”). The SPA contains customary representations, warranties, covenants, and closing conditions. The Debentures contain negative covenants restricting the Company from incurring additional indebtedness (subject to permitted exceptions), creating liens, amending charter documents in a materially adverse manner, repurchasing equity or other indebtedness (with limited exceptions), paying dividends, or entering into affiliate transactions without Required Holders’ (holders of at least 50% plus $1.00 of the principal amount) consent. Events of default include non-payment, breaches of covenants, bankruptcy events, cross-defaults on material indebtedness, and other customary events. On January 29, 2026, the Company entered into an Engagement Agreement for Advisory Services (the “Engagement Agreement”) with RBW Capital Partners LLC and Dawson James Securities, Inc. (collectively, the “Financial Advisor”), pursuant to which the Financial Advisor provided advisory services in connection with the private debt transaction. The Company paid a one-time advisory fee of $10,000 at closing. The Engagement Agreement includes provisions for an exclusive placement agent engagement for four months post-closing, indemnification, and other standard terms.

On February 11, 2026, the Company entered into a Securities Purchase Agreement (the “Preferred SPA”) with Stanley Hills, LLC (the “Preferred Purchaser”), pursuant to which the Company agreed to issue and sell to the Preferred Purchaser 10,000 shares of the Company’s newly designated Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $145,244 (the “Transaction”). On March 2, 2026, the Company entered into a First Amendment to Stock Purchase Agreement (the “SPA Amendment”) with the Preferred Purchaser, amending the Preferred SPA. The SPA Amendment amends the terms of the Series A Preferred Stock by reducing (i) the Stated Value from $14.5244 per share to $5.1596 per share and (ii) the voting rights from 14.5244 votes per share (aggregate 145,244 votes across 10,000 shares) to 5.1596 votes per share (aggregate 51,596 votes across 10,000 shares). All other material terms of the Original SPA and the Series A Preferred Stock remain unchanged. The SPA Amendment was entered into to reduce the Company’s potential redemption and liquidation exposure and to align the voting power with current corporate governance and Nasdaq compliance objectives. The terms of the Series A Preferred Stock are set forth in the Certificate of Designation of Series A Preferred Stock (the “Certificate of Designation”) filed with the Nevada Secretary of State on February 11, 2026 and the Certificate of Amendment to Designation (After Issuance of Class or Series) with the Nevada Secretary of State filed with the Nevada Secretary of State on March 5, 2026. The SPA contains customary representations, warranties, and covenants by the Company and the Purchaser. The Transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Sadot Group Inc. (“Sadot Group”), together with its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K following Item 16. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Sadot Group. refers to the names under which our corporate and franchised restaurants do business depending on the concept. This Annual Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. These risks and uncertainties include, among others, our liquidity and capital resources, our ability to obtain additional financing or refinance existing obligations, our ability to generate sufficient cash flows from operations, and conditions that raise substantial doubt about the Company’s ability to continue as a going concern. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 7 for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

Sadot Group Inc. is our parent company and is headquartered in Burleson, Texas. In late 2022, Sadot Group began a transformation from a U.S.-centric restaurant business into a global organization focused on the Agri-foods supply-chain.

As of December 31, 2025, Sadot Group consisted of one distinct operating unit and one discontinued operation.

•	Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s operating unit was intended to be a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. A default judgment related to the farm was issued during the fourth quarter of 2025. While the company has appealed this ruling, it has recognized an impairment of $11.8 million on the Zambia farm to reflect the associated financial impact. In addition, the Company had a deposit on farmland in Indonesia which was written off during the fourth quarter of 2025. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Our business involved farming, commodity trading, and shipping of food and feed products, such as soybean meal, wheat, and corn, via dry bulk cargo ships across global markets. We have recently encountered substantial operational issues that have severely impacted our ability to conduct these activities effectively. These challenges include, but are not limited to, disruptions in our supply chain, such as delays in sourcing raw materials, logistical bottlenecks in shipping and transportation, and inefficiencies in our farming operations due to difficult regulatory environments including a legal system, adverse weather conditions, labor shortages, inefficient regulatory environments, various court proceedings or equipment failures. Additionally, geopolitical tensions, trade restrictions, fluctuating commodity prices, and increased competition in the agri-foods sector have compounded these issues, leading to halted or suspended trading activities and an inability to fulfill contracts or secure new ones. Between November 2022 and October 2025, Aggia LLC FZ (“Aggia”) was providing consultancy in connection with the food supply chain activities which were designed to become the most important focus of the Company. However, as a result of disappointing performances in 2025, the Company decided to end the relationship with Aggia. On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aggia. Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended (collectively, the “Agreement Documents”), and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents. The Company is assessing the potential business opportunities surrounding supply chain, before making any decisions as to whether the Company wants to engage a replacement to the services previously provided by Aggia.

In 2025, the Company sold the assets relating to its U.S.-centric restaurant business. Sadot Restaurant Group, LLC (“Sadot Food Services”) held three concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill. During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. On December 4, 2025, the Company and its wholly-owned subsidiaries, Pokemoto LLC, Poke Co Holdings, LLC, and Muscle Maker Development, LLC (collectively, the “Sellers”), completed the sale of substantially all of the assets related to the Pokemoto and Muscle Maker Grill franchise businesses (the “Business”) to MARV Brands of America LLC, a Delaware limited liability company, and MARV Brands Inc., an Ontario business corporation (collectively, the “Buyers”), pursuant to an Asset Purchase Agreement dated December 4, 2025 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Buyers acquired the assets of the Business, including franchise agreements, intellectual property (such as trademarks, recipes, operations manuals, and brand standards), inventory, marketing funds, gift card balances, and other related assets, for a total purchase price of $2,900,000 (the “Purchase Price”). The Purchase Price consisted of: (i) a $100,000 earnest money deposit previously paid by the Buyers; (ii) $2,600,000 paid at closing; and (iii) a $200,000 holdback amount (the “Holdback Amount”) payable subject to certain conditions, including the delivery of specified missing franchise and transfer agreements as outlined in a side letter agreement dated December 4, 2025 (the “Side Letter”). The Holdback Amount is contingent upon the Sellers delivering fully executed copies of various missing agreements on or before the holdback payment date. The deadline for delivery has lapsed and the Company has not delivered all required agreements. Accordingly, the $200,000 holdback receivable has been written off as of December 31, 2025. In connection with the closing, the parties also executed a Trademark Assignment Agreement dated December 4, 2025, pursuant to which the Company and Pokemoto LLC assigned all trademarks related to the Business to MARV Brands Inc. The transaction closed on December 4, 2025, and the Company received the closing payment in accordance with the wire instructions. The sale allowed the Company to divest its franchise restaurant operations and further focus on its agri-food operations. Please see Note 4 – Assets held for sale and Note 5 – Discontinued operations for further details.

On September 9, 2025, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the “Reverse Stock Split”), which became effective 12:01 am eastern on September 15, 2025. The Company did so to regain compliance with Nasdaq. As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All shareholders who would have otherwise received fractional shares as a result of the Reverse Stock Split received cash in lieu of any fractional share interests There was no change in the par value of the Company’s common stock. The Company previously effected a 1-for-10 reverse stock split effective October 18, 2024. All share and per share amounts included in these consolidated financial statements have been adjusted to reflect both reverse stock splits. Please see Note 18 – Commitments and contingencies for further details.

Key Financial Definitions

We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	For the Years Ended December 31,
	2025	2024
	$’000	$’000
Commodity sales	246,900	700,937
Other revenues	69	—
Cost of goods sold	(242,400)	(678,192)
Gross profit	4,569	22,745
Depreciation and amortization expenses	(95)	(259)
Stock-based expenses	(2,065)	(6,662)
Sales, general and administrative expenses	(42,899)	(9,659)
Loss from continuing operations	(40,490)	6,165

EBITDA	(88,494)	8,647
EBITDA attributable to Sadot Group Inc.	(87,908)	8,903

Our key business and financial definitions are explained in detail below.

Revenues

Our revenues are derived from Commodity sales. Revenues from commodity sales have declined substantially since Q2. The business has experienced significant trading difficulties around capital to support new trades, disputes on settlement of existing trades and a number of legal disputes on historic trades. Following the financial performance during the third quarter of 2025, management of the Company began evaluating alternative business lines to address this situation. All options are being assessed. The management continues to focus on monetizing the current assets of Sadot Agri-Foods as efficiently as possible. It should be highlighted that the risk of future impairments on current assets is a possibility going forward. Impairments on assets of the Trading business cannot be excluded in the near future or in the long run.

Cost of Goods Sold

Cost of goods sold includes commodity costs, labor, rent and other operating expenses.

Reclassification

During the year ended December 31, 2025, the Company reclassified gains previously recognized in Other income related to the fair value remeasurement of certain financial instruments into Cost of goods sold (“COGS”). The reclassification was made to better reflect the nature and function of these instruments, which are economically linked to the Company’s inventory procurement, sales activities and to be consistent with our competitors. Management determined that presenting the related gains in COGS more accurately reflects the impact of these instruments on the Company’s gross margin and provides more decision-useful information to financial statement users. This change in presentation had no impact on net income, total comprehensive income, or earnings per share for the period.

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

On November 20, 2025, the Company and Aggia entered into a settlement agreement that terminated the services agreement and extinguished all remaining obligations thereunder. Accordingly, no further stock-based consulting fees are expected to be incurred under this arrangement following its termination.

For the years ended December 31, 2025 and 2024, $2.1 million and $6.7 million, respectively, are recorded as Stock-based expenses in the accompanying Consolidated Statements of Operations and Other Comprehensive (Loss) / Income.

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

Total Other (Expense) / Income Accounts

Total Other (expense) / income listed below the Loss from operations in the accompanying Unaudited Consolidated Statements of Operations and Other Comprehensive (Loss) / Income consists of Change in fair value of stock-based compensation, loss on debt extinguishment and Interest expense, net.

Income Tax Benefit /(Expense)

Income tax benefit / (expense) represent federal, state and local current and deferred income tax expense.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests was $0.5 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2023 the Company created a joint-venture in Zambia in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest. As described above, following the December 11, 2025 judgment by the High Court for Zambia, the Company lost possession, control, and ownership of the underlying farmland assets, which have been fully impaired. However, the Company retains a controlling interest in the Zambian entity, and therefore continues to consolidate the entity. The Company is appealing the judgment.

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

Reconciliations of EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA from the most comparable U.S. GAAP measure, Net loss, and the calculations of the Net loss Margin and EBITDA Margin for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
	$’000	$’000
Net (Loss) / Income	(93,974)	3,736
Adjustments to EBITDA:
Depreciation and amortization expenses	95	259
Interest expense, net	5,613	4,649
Income tax (benefit) / expense	(228)	3
EBITDA	(88,494)	8,647
EBITDA attributable to non-controlling interest	586	256
EBITDA attributable to Sadot Group Inc.	(87,908)	8,903

Gross Profit	4,569	22,745
Gross Profit attributable to Sadot Group Inc.	5,155	23,001

Net (Loss) / Income Margin attributable to Sadot Group Inc.	(38.1)%	0.5%
EBITDA Margin attributable to Sadot Group Inc.	(35.6)%	1.3%

Consolidated Results of Operations - Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table represents selected items in our Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, respectively:

	For the Years Ended December 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	246,900	700,937	(454,037)	(64.8)%
Other Revenues	69	0	69	NM
Cost of goods sold	(242,400)	(678,192)	435,792	(64.3)%
Gross profit	4,569	22,745	(18,176)	(79.9)%
Depreciation and amortization expenses	(95)	(259)	164	(63.3)%
Stock-based expenses	(2,065)	(6,662)	4,597	(69.0)%
Sales, general and administrative expenses	(42,899)	(9,659)	(33,240)	344.1%
(Loss) income from continuing operations	(40,490)	6,165	(46,655)	(756.8)%
Interest expense, net	(5,613)	(4,649)	(964)	(20.7)%
Change in fair value of stock-based compensation	778	4,116	(3,338)	(81.1)%
Loss on impairment	(31,021)	—	(31,021)	NM
Loss on litigation	(13,512)	—	(13,512)	NM
Loss on debt extinguishment	(3,605)	—	(3,605)	NM
(Loss) / Income for continuing operations before income tax	(93,463)	5,632	(99,095)	(1,759.5)%
Income tax benefit / (expense)	(228)	(3)	231	(7,700.0)%%
Net (Loss) / Income for continuing operations	(93,235)	5,629	(98,864)	(1,756.3)%
Net loss for discontinued operations	(739)	(1,893)	1,154	(61.0)%
Net loss attributable to non-controlling interest	586	256	330	128.9%
Net (Loss) / Income attributable to Sadot Group Inc.	(93,388)	3,992	(97,380)	(2,439.4)%

NM= not meaningful

The following table sets forth our results of operations as a percentage of total revenue for each period presented preceding:

	For the Years Ended December 31,
	2025	2024
Commodity sales	100.0%	100.0%
Cost of goods sold	(98.1)%	(96.8)%
Gross profit	1.9%	3.2%
Depreciation and amortization expenses	—%	—%
Stock-based expenses	(0.8)%	(1.0)%
Sales, general and administrative expenses	(17.4)%	(1.4)%
(loss) income from continuing operations	(16.5)%	0.9%
Interest expense, net	(2.3)%	(0.7)%
Change in fair value of stock-based compensation	0.3%	0.6%
Loss on impairment	(12.6)%	—%
Loss on litigation	(5.5)%	—%
Loss on debt extinguishment	(1.5)%	—%
(Loss) / Income for continuing operations before income tax	(37.9)%	0.8%
Income tax benefit / (expense)	0.1%	—%
Net (Loss) / Income for continuing operations	(37.9)%	0.8%
Net loss for discontinued operations	(0.3)%	(0.3)%
Net loss attributable to non-controlling interest	0.2%	—%
Net (Loss) / Income attributable to Sadot Group Inc.	(38.0)%	0.6%

Gross Profit

	For the Years Ended December 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Commodity sales	246,900	700,937	(454,037)	(64.8)%
Other revenues	69	—	69	NM
Cost of goods sold	(242,400)	(678,192)	435,792	(64.3)%
Gross profit	4,569	22,745	(18,176)	(79.9)%

NM= not meaningful

Our gross profit totaled $4.6 million for the year ended December 31, 2025, compared to $22.7 million for the year ended December 31, 2024. The $18.2 million decrease is primarily attributed to a decrease in Commodity sales and corresponding decrease in Cost of goods sold.

We generated Commodity sales of $246.9 million for the year ended December 31, 2025, compared to $700.9 million for the year ended December 31, 2024. The $454.0 million decrease or 64.8% is attributable to a decline in global prices of staple commodities, market seasonality, the largest global consumer being out of the market for the beginning of 2024. Furthermore, it is attributable to a much stronger scrutinization process which the company adhered to starting in Q3 2025. The Company was seeking to minimize the risks prior to engaging in large transactions unless these transactions can also guarantee a cash profit.

We generated Other revenues of $0.1 million for the years ended December 31, 2025, compared to nil for the year ended December 31, 2024. This represented an increase of $0.1 million, which is attributable to management fees income due to a new management service offered.

Cost of goods sold for the years ended December 31, 2025 and 2024 totaled $242.4 million and $678.2 million, respectively. The $435.8 million change is primarily due to a direct result of the decrease in sales, reclassifying Sadot Agri-Foods consulting fees to sales, general and administrative cost in 2025 and the reclass of gain on derivative contracts.

Depreciation and Amortization Expenses

	For the Years Ended December 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	(95)	(259)	164	(63.3)%

Depreciation and amortization expenses for the years ended December 31, 2025 and 2024 totaled $0.1 million and $0.3 million, respectively. The $0.2 million decrease is mainly attributed to Farm related assets being fully depreciated in 2024.

Stock-Based Expenses

	For the Years Ended December 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Stock-based expenses	(2,065)	(6,662)	4,597	(69.0)%

Stock-based expenses for the year ended December 31, 2025, totaled $2.1 million compared to $6.7 million for the year ended December 31, 2024. The decrease in Stock-based expenses is primarily the result of the settlement with Aggia entered in November 2025, in which Aggia was willing to waive their previously agreed consulting fees. Based on the original servicing agreement with Aggia, the consulting fees were calculated at approximately 40.0% of the Net income generated by Sadot Agri-Foods. This expense was supposed to be paid in the vesting of restricted stock that was issued to Aggia. In November 2025 the services agreement was terminated pursuant to a settlement agreement which extinguished all remaining obligations under the arrangement.

Sales, General and Administrative Expenses

	For the Years Ended December 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(42,899)	(9,659)	(33,240)	344.1%

Sales, general and administrative expenses for the years ended December 31, 2025 and 2024 totaled $42.9 million and $9.7 million, respectively. The $33.2 million increase was primarily attributable to an increase in bad debt expense due to a higher allowance for accounts receivable, reflecting changes in collectability assessments during the period. A portion of the increase was also attributable to an increase in consulting fees as a result of reclassifying Sadot Agri-Foods consulting fees from cost of goods sold. This change was made during the three months ended March 31, 2025 when the Company reclassified gains previously recognized in Other income related to the fair value remeasurement of certain financial instruments into Cost of goods sold (“COGS”). The reclassification was made to better reflect the nature and function of these instruments, which are economically linked to the Company’s inventory procurement, sales activities and to be consistent with our competitors. Management determined that presenting the related gains in COGS more accurately reflects the impact of these instruments on the Company’s gross margin and provides more decision-useful information to financial statement users. This change in presentation had no impact on net income, total comprehensive income, or earnings per share for the period.

Total Other Income / (Expense) Accounts, Net

	For the Years Ended December 31,		Variance
	2025	2024	$	%
	$’000	$’000	$’000
Total other income / (expense), net	(52,973)	(533)	(52,440)	9,838.6%

Other (loss) income for the years ended December 31, 2025 and 2024 totaled $(53.0) million and $(0.5) million, respectively. The other income was primarily attributable to the recognition of impairment of significant assets of $31.0 million, loss on litigation of $13.5 million, loss on debt extinguishment of $3.6 million, all of which were not present in the prior year, as well as a decrease of $3.4 million in the change in fair value of accrued compensation due to the difference in the stock price at the time of the stock issuance and agreed upon price to Aggia, partially offset by a $1.0 million increase in Interest expense, net.

Liquidity and Capital Resources

Working Capital

We measure our liquidity in a number of ways, including the following:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Cash (includes $0.27 million of restricted cash as of December 31, 2025 and 2024)	653	1,786
Accounts Receivable, net	383	18,014
Inventory	—	717
Other current assets(1)	1,721	126,966
Assets held for sale(2)	—	5,196
Total current assets	2,757	152,679
Accounts payable and accrued expenses	47,335	28,019
Notes payable, net	10,196	7,390
Other current liabilities(3)	27	94,428
Liabilities held for sale(4)	—	2,333
Total current liabilities	57,558	132,170
Working capital (deficit)(5)	(54,801)	20,509
Current ratio (not in $’000’s) (6)	0.05	1.16

(1) Consists of VAT, prepaid expenses, and current notes receivable.

(2) See Note 4 for additional information

(3) Consists of current operating lease liability, current deferred revenue, and other current liabilities.

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

At December 31, 2025, current ratio, which equals Total current assets divided by Total current liabilities, was 0.05, a decrease of 1.11, compared to current ratio of 1.16 at December 31, 2024. At December 31, 2025, working capital (deficit), which equals Total current assets less Total current liabilities, was $(54.8) million, a decrease of $75.3 million, compared to working capital of $20.5 million at December 31, 2024. The decrease in current ratio and working capital was primarily due to an increase in accounts payable, a decrease in net accounts receivable due to large allowances, partially offset by a decrease in other current assets, a decrease in assets held for sale, a decrease in inventory, a decrease in other current liabilities and a decrease in liabilities held for sale.

While the Company maintains a base of current assets, including inventories and receivables, the timing and certainty of converting these assets into cash has presented operational challenges and led the business to increase borrowing to cover collection delays. During the year ended December 31, 2025 the company increased its net borrowing by $2.8 million. These short-term borrowings, together with the equity line of credit, are expected to provide interim credit support.

The Company is currently experiencing delays in converting receivables into cash, which has impacted the timing of available liquidity. Management continues to actively manage collections, review credit facilities, and negotiate repayment arrangements with certain creditors to support liquidity requirements.

The Company is required to obtain additional financing—whether through borrowings, private placements, public offerings, or strategic transactions such as mergers or asset sales. There can be no assurance that such efforts will be successful. Failure to obtain adequate funding could require us to sell one or more business lines or assets, enter into a business combination, or reduce or cease operations. Any such transactions, to the extent available, could result in significant dilution to existing shareholders or the loss of their investment in our Company.

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

Management has performed a going concern assessment covering a period of twelve months from the issuance date of these audited consolidated financial statements. While there is no assurance that existing borrowings and the equity line of credit will provide sufficient funding to support operations for the full assessment period, management believes it remains appropriate to prepare the financial statements on a going-concern basis. Management believes the actions described above, if successfully executed, will provide sufficient liquidity to meet obligations as they become due. However, there can be no assurance that such plans will be realized or that additional financing will be available on acceptable terms. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Helena Purchase Agreement Impact on Liquidity

The September 23, 2025 Helena Purchase Agreement provides potential access to up to $10 million but carries material cash obligations: $100,000 liquidated damages per 30-day period if the $2 million Threshold Amount is not met within six months of registration effectiveness, plus 2.0% monthly penalties for registration delays. These cash payments, combined with the Company’s negative working capital ($(6,982) thousand as of December 31, 2025 and debt maturities, increase liquidity pressure. The registration statement was initially filed but subsequently withdrawn. The original filing deadline was October 8, with the Form S-1 ultimately filed on November 14 and an effectiveness deadline of December 23. As a result of not meeting the required timelines, a penalty equal to 2% of the commitment amount was incurred, payable on the date of the triggering event and continuing on a monthly basis thereafter. As of December 31, 2025, the Company has accrued approximately $0.6 million related to these penalties, which is included in accrued expenses.

Settlement Agreement Impact on Capital Resources

On November 20, 2025, the Company entered into a settlement agreement with Aggia LLC FZ that requires a cash payment of $75,000 and the issuance of 1,050,000 shares of common stock. The Company has issued 257,000 shares to date, with the remaining 793,000 shares subject to shareholder approval under Nasdaq Rule 5635(d). As of December 31, 2025, the Company has accrued a liability for the remaining 793,000 shares within accrued expenses. The settlement also resulted in the cancellation of outstanding promissory notes previously issued to Aggia. From a liquidity perspective, the settlement required a modest cash outflow of $75,000, with no additional contractual cash obligations, and therefore does not represent a significant ongoing use of cash resources. However, the settlement impacts capital resources by reducing outstanding debt obligations through the cancellation of the promissory notes and increasing reliance on equity-based financing. The issuance of the remaining shares will result in dilution to existing shareholders and may impact the Company’s ability to raise additional equity capital. Subsequent to December 31, 2025, the Company received shareholder approval for the issuance of the remaining 793,000 shares, satisfying the approval requirement under Nasdaq Rule 5635(d).

Sources and Uses of Cash for the Years Ended December 31, 2025 and December 31, 2024

For the years ended December 31, 2025 and 2024, Net cash used in continuing operating activities was $8.7 million and $2.8 million, respectively, in operations and $3.8 million was provided by and $0.5 million was used in operations, respectively, in discontinued operations. Our Net cash used for the year ended December 31, 2025, was primarily attributable to our Net loss of $94.0 million, adjusted for net non-cash expense in the aggregate amount of $85.3 million offset by $13.7 million of Net cash used in changes in the levels of operating assets and liabilities. Our Net cash used for the year ended December 31, 2024, was primarily attributable to our Net loss of $3.7 million, adjusted for net non-cash expenses in the aggregate amount of $14.0 million, partially offset by $7.5 million of Net cash used in changes in the levels of operating assets and liabilities.

For the year ended December 31, 2025, Net cash used in investing activities was nil. For the year ended December 31, 2024, Net cash used in investing activities was $4.0 thousand, of which $37.0 thousand was used to purchase Property and equipment partially offset by disposal of property and equipment of $33.0 thousand. Net cash provided by investing activities for discontinued operations was $1.0 million for the year ended December 31, 2024.

For the year ended December 31, 2025, Net cash provided by financing activities was $3.8 million, consisting of proceeds from notes payable of $11.7 million, partially offset by the repayments of notes payable of $9.4 million. Net cash used in financing activities for discontinued operations was nil for the year ended December 31, 2025. For the year ended December 31, 2024, Net cash provided by financing activities was $2.8 million, consisting of proceeds from notes payable of $11.1 million and proceeds from exercise of warrants of $— million partially offset by the repayments of notes payable of $8.3 million. Net cash used in financing activities for discontinued operations was $0.1 million for the year ended December 31, 2024.

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

We use commodity futures contracts to manage our exposure to this commodity price risk. It is generally our policy to hedge such risks to the extent practicable. We enter into hedges to limit our exposure to volatile price fluctuations that we believe would impact our gross margins on firm purchase and sales commitments. As an example, if we enter into fixed price contracts with our suppliers and variable priced sales contracts with our customers, we will generally enter into a futures contract to sell the commodity for future delivery in the month when we expect the commodity price to be fixed according to the sales contract terms. We repurchase this position once the pricing has been fixed with our customer. If the underlying commodity price increases, we suffer a hedging loss and have a unrealized loss on derivative contracts, but the sales price to the customer is based on a higher market price and offsets the loss. Conversely, if the commodity price decreases, we have a hedging gain and recognize a unrealized gain on derivative contracts, but the sales price to the customer is based on the lower market price and offsets the gain. At December 31, 2025 and 2024 we had an unrealized loss on derivative contracts of nil and $0.1 million, respectively, on the books related to our hedging policy to manage our exposure to commodity price risk.

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

From time to time we may enter into forward sales contract that do not meet the definition or qualify for hedge accounting. Forward sales contracts are derivatives that were entered into to sell goods at a later date at a fixed or determinable price for a specific period. Forward sales contracts are recognized on the balance sheet at the value of the contract and the difference in the fair value and derivative liability is recorded as a unrealized gain on derivative contracts or unrealized loss on derivative contracts. If the underlying commodity price increases, we suffer a mark to market loss and have a unrealized loss on derivative contracts. Conversely, if the commodity price decreases, we have a hedging gain and recognize a unrealized gain on derivative contracts. At December 31, 2025 and 2024 we had derivative liabilities of nil and $92.1 million, with a corresponding unrealized gain on derivative contracts of nil and $18.6 million, respectively.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to apply estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates that involve a higher degree of judgment include, among others, the determination of allowance on accounts receivable, assessment of impairment of assets, and provisions related to legal proceedings. Management evaluates these estimates on an ongoing basis and updates them as circumstances evolve. Actual results could differ from those estimates, and such differences may be material.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The standard requires incremental disclosures related to reportable segments, including disaggregated expense information and the title and position of the company’s chief operating decision maker (“CODM”), as identified for purposes of segment determination. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The adoption of this guidance on December 31, 2024 did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this guidance on January 1, 2025 did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Entities can adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The amendments are intended to enhance interim reporting disclosures by applying a more principles-based and materiality-driven approach. ASU 2025-11 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company has not adopted this guidance as of December 31, 2025 and is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments include various targeted improvements to the FASB Accounting Standards Codification. The effective dates vary by amendment; however, many are effective for fiscal years beginning after December 15, 2026. The Company has not adopted this guidance as of December 31, 2025 and does not expect it to have a material impact on its consolidated financial statements and related disclosures.

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

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the year ended December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are not in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the existence of a material weakness. In 2024, management concluded that internal control over financial reporting was effective; however, during 2025 we identified a material weakness arising from insufficient staffing and limited financial and accounting resources. This resource constraint resulted in inadequate segregation of duties, insufficient review and oversight of complex accounting matters, and challenges in the timely preparation and review of financial information. These deficiencies create a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our Company has added and will continue to add additional internal control procedures, additional resources and software to increase the internal control aspects of the company as we integrate our Sadot subsidiary into the overall business. However, these changes have not yet fully remediated the material weakness identified above.

Other than the above changes, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

During the year ended December 31, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our executive officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

As of April 28, 2026, our current directors and executive officers and their ages are:

Name	Age	Principal Positions
Chagay Ravid	65	Chief Executive Officer, Director
Oren Attiya	44	Chief Financial Officer
Sean Schnapp (1)	38	Director
Alexander David (2)	35	Director
Liat Franco (3)	51	Director
Yuriy Shirinyan (4)	42	Director

(1)	Mr. Schnapp is a member of the Audit Committee and serves as the Chairman of the Board.

(2)	Mr. David serves as Chairperson of the Compensation Committee and as a member of the Audit Committee.

(3)	Ms. Franco serves as Chairperson of the Nominating and Corporate Governance Committee and as a member of the Audit Committee and the Compensation Committee.

(4)	Mr. Shirinyan serves as a member of the Nominating and Corporate Governance Committee.

Executive Officers

Chagay Ravid. Mr. Ravid joined Sadot Group Inc. as Chief Executive Office on May 28, 2025. Mr. Ravid is also a member of our board of directors. Mr. Ravid has over three decades of experience in global finance, investment banking, and strategic advisory roles. From December 2022 to December 2024, Mr. Ravid served as the Chief Financial Officer of Seamless Group Inc. (NASDAQ: CURR), where he was instrumental in preparing and approving SEC filings, including S-4, S-1, and Super 8-K forms, as well as interfacing with boards and negotiating promissory notes and investment bank agreements in connection with a de-SPAC transaction. Prior to that, Mr. Ravid was the CEO of Cukierman & Company Investment House Ltd., one of Israel’s leading cross-border advisory firms, from 2006 to 2022. During his tenure, he led strategic M&A transactions and capital raises totaling over $5 billion, managed multi-sector departments including TMT, Fintech, Healthcare, and Energy, and lived in Shanghai from 2015 to 2018 to oversee the firm’s China operations. His leadership included organizing major investment conferences in Shanghai, Hong Kong, Foshan, and Jinan, and he was honored as an Honorary Citizen of Changzhou in 2015 for his role in developing a technology park. Earlier in his career, Mr. Ravid held executive and partnership roles at MBI in Tel Aviv, Twin Triangle Financial in Los Angeles, and served as a loan officer and credit committee member at Bank Leumi’s Los Angeles office. He holds an MBA from Rutgers University and a Bachelor’s degree from the Hebrew University.

Oren Attiya, On December 3, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with CO-Finance Financial and Accounting Consulting Ltd. (“CO-Finance”), a company wholly owned by Mr. Oren Attiya, pursuant to which CO-Finance agreed to provide the services of Mr. Attiya as the Company’s Chief Financial Officer, effective December 6, 2025. Under the terms of the Consulting Agreement, CO-Finance will receive a monthly fee equal to 7% less than the full compensation paid to the Company’s Chief Financial Officer for the 2024 fiscal year, plus applicable value-added tax (VAT). The Consulting Agreement provides that Mr. Attiya will perform up to 90 hours of services per calendar month (not less than 72 hours and not more than 108 hours without advance approval), including certifying the Company’s annual and quarterly financial statements. CO-Finance, on behalf of Mr. Attiya, is entitled to up to 12 annual leave days and up to 18 sick leave days per year, subject to coordination and documentation requirements. CO-Finance invoices the Company monthly, and payment is due by the 9th day of the following month upon submission of a duly issued tax invoice and record of hours. The Consulting Agreement provides for standard confidentiality, non-competition, and invention-assignment undertakings, and specifies that no employment relationship is created between the Company and Mr. Attiya or CO-Finance. The Consulting Agreement is for an indefinite term and may be terminated by either party upon 90 days’ prior written notice, or by the Company immediately upon the occurrence of certain specified events. Mr. Attiya continues to serve as the Company’s Chief Financial Officer.

Sean Schnapp, Mr, Schnapp is an experienced finance professional with over 10 years of experience in strategic financial roles, including several years with publicly traded companies. He currently serves as the Director of Finance at DarioHealth Corp. (Nasdaq: DRIO), where he has been employed since 2021. In this role, he leads financial planning, reporting, M&A integration, and corporate finance initiatives. Prior to assuming this position, he served as the Company’s Corporate Controller, where he was responsible for managing financial reporting, internal controls, and audit readiness. Before joining DarioHealth, from 2019 to 2021, Mr. Schnapp held a finance role at the Edmond de Rothschild Group (Caesarea Development Corporation), where he oversaw group-level financial operations, investment analysis, and strategic planning initiatives. Mr. Schnapp began his career at Deloitte, where he worked from 2015 to 2018 as a CPA, auditing public and private companies across various industries and gaining substantial experience in financial reporting, regulatory compliance, and internal controls. He holds a bachelor’s degree in accounting and economics from Ono Academic College and is a certified public accountant in Israel. Based on his extensive accounting, financial reporting, audit, and public-company experience, the Company has determined that Mr. Schnapp is fit to serve on the Board and as Chairman of the Board.

Alexander David, Mr, David is a business development consultant and operational strategist with more than ten years of experience advising companies on growth and transformation initiatives. From 2023 to 2025, Mr. David provided consulting services to multiple privately held small businesses, focusing on operational efficiency and strategic growth. From 2019 to 2023, he served as a scientific advisor and strategic business development consultant to a small-scale biotechnology startup. From 2016 to 2019, he was engaged as a consultant by Pfizer Inc., where he contributed to preclinical drug development and operational scalability initiatives. Mr. David studied to earn a Bachelor of Science in Biomedical Engineering at Carnegie Mellon University and later completed additional coursework in Computer Science at the University of California, Los Angeles. Based on his background in operational strategy, scientific and technical analysis, and corporate development, the Company has determined that Mr. David is fit to serve on the Board.

Liat Franco, Ms. Franco is a licensed attorney admitted to the bars of New York (2003), California (2004) and Israel (2009). She holds a B.A., magna cum laude, in Communication from the University of California at Los Angeles (2000), a J.D. from UCLA School of Law (2003), an LL.M. in Law and Technology from the University of Haifa (2011) and a Ph.D. in Law from the University of Haifa (2018). Since 2020, Ms. Franco has served as a Lecturer at Zefat Academic College, School of Law. From 2010 to 2017, she was a Teaching Fellow at Carmel Academic College, School of Law and a Teaching Assistant at the University of Haifa, Faculty of Law (2014). She has developed and led academic programs, including the College Mentoring Program and management of legal databases.

Ms. Franco is an expert in cyber law, children’s rights in the digital age, intellectual property and related fields. She is the author of a Ph.D. dissertation on “Cyberbullying, an Evolving Phenomenon Amongst Children and Youth—Demands Reframing Local and International Law” and numerous peer-reviewed publications in leading journals, including the Washburn Law Journal, Penn State Journal of Law & International Affairs, Santa Clara Journal of International Law and others. She serves as a reviewer for the International Journal of Bullying Prevention (Springer). Based on her legal expertise, academic leadership, and subject-matter depth in cyber law, governance, and intellectual property, the Company has determined that Ms. Franco provides critical governance, compliance, and oversight capabilities that make her well-qualified to serve on the Board.

Yuriy Shirinyan, Mr. Shirinyan is a seasoned senior-level security specialist with 16 years of experience working within fast-paced and high-threat environments in the U.S. and overseas. He holds an active U.S. Department of State Top Secret Security Clearance. From April 2015 to March 2019, Mr. Shirinyan served as a High Threat Protective Specialist at Triple Canopy-Basra / Global Integrated Security in Iraq (U.S. Consulate), including roles as High Threat Senior Guard Shift Supervisor (2011-2015) and Senior Content/Executive Protection Supervisor (2005-2010). From July 2010 to September 2011, he was a High Threat Senior Guard Shift Supervisor at Armor Group North America in Kabul, Afghanistan (U.S. Embassy). Mr. Shirinyan is a veteran of the United States Marine Corps, where he completed a deployment to Iraq in support of Operation Iraqi Freedom and received numerous awards, including the Purple Heart and Combat Action Ribbon. He holds a Bachelor of Arts in Homeland Security from American Military University and is POST-certified Firearms Instructor with extensive training in protective operations, counter-terrorism, tactical medicine and more. He is fluent in Russian and proficient in Armenian. Based on his extensive risk-management background, military leadership, high-threat security experience, and operational discipline, the Company has determined that Mr. Shirinyan brings valuable oversight capabilities that support the Board’s responsibilities in risk mitigation, security, and operational resilience.

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

Our board of directors currently consists of five (5) members. Our board of directors has determined that Sean Schnapp, Alexander David, Liat Franco and Yuriy Shirinyan, qualify as independent directors in accordance with the Nasdaq Capital Market (“Nasdaq”) listing requirements. Chagay Ravid is not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under NASDAQ rules and regulations and in expectation of listing on NASDAQ, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership Structure and Board’s Role in Risk Oversight

Liat Franco is the Chairman of the Board. The Chairman has authority, among other things, to preside over the Board meetings and set the agenda for the Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board. We currently believe that separation of the roles of Chairman and Chief Executive Officer ensures appropriate oversight by the Board of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead Independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, following the qualification of the offering, the Board will hold executive sessions in which only independent directors are present.

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

Committees of the Board of Directors

The Board of Directors has established an Audit Committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”), a Sustainability Committee (the “Sustainability Committee”), and a Nominating and Corporate Governance Committee (the “Governance Committee”). Effective October 30, 2025, following the reconstitution of the Board, the standing committees were reconstituted as follows:

Audit Committee

The Audit Committee has three members, including Messrs. Schnapp, Franco and David. Mr. Schnapp serves as the chairman of the Audit Committee and satisfies the definition of “audit committee financial expert”.

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

Compensation Committee

The Compensation Committee has two members, including Messrs. David and Franco. Mr. Franco serves as the chairman of the Compensation Committee.

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

Sustainability Committee

The Company is in process of winding down the Sustainability Committee. It has not appointed new members to the Sustainability Committee and it is process of winding down the activities of the Sustainability Committee during year ended 2026. The Board of Directors expects to dissolve the Sustainability Committee by year end December 31, 2026.

Nominating and Corporate Governance Committee

The Governance Committee has two members, including Messrs. Franco and Shirinyan. Ms. Franco serves as the chairman of the Governance Committee.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee, at any time, has been one of our officers or employees. Except for Mr. Ravid, none of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, please see “Certain Relationships and Related Party Transactions”.

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

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2025, filed with the SEC, except as set forth below, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2025. Oren Attiya, Sean Schnapp, and Liat Franco have not filed their required Form 3 Initial Statement of Beneficial Ownership.

During the year ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2025 and 2024 by (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers as of December 31, 2025 and whose total compensation for the 2025 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000, (iii) a person who would have been included as one of our two most highly compensated executive officers, other than our principal executive officer, but for the fact that he was not serving as one of our executive officers as of December 31, 2025, (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”):

	Year	Salary	Bonus (a)	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		$’000	$’000	$’000		$’000		$’000	$’000	$’000	$’000
Chagay Ravid
Chief Executive Officer of Sadot Group Inc.	2025	110	25	100	(b)	—		—	—	—	235
	2024	—	—	—		—		—	—	—	—

Oren Attiya
Chief Financial Officer of Sadot Group Inc.	2025	15	—	—		—		—	—	—	15
	2024	—	—	—		—		—	—	—

Michael J. Roper
Former Chief Executive Officer of Sadot Group Inc.	2025	265	—	150	(d)	—	(e)	—	—	—	415
	2024	350	165	210		—	(h)	—	—	—	725

Jennifer Black
Former Chief Financial Officer of Sadot Group	2025	223	—	75	(f)	—	(g)	—	—	—	298
	2024	300	160	165		—	(i)	—	—	—	625

(a) Bonuses are earned in the year noted and paid out subsequently.

(b) Chagay Ravid was granted restricted stock awards on May 28, 2025, to acquire 8,131 shares of common stock, vesting quarterly over four quarters, commencing October 1, 2025.

(d) Michael Roper was granted restricted stock awards on March 25, 2024 to acquire 2,000 shares of common stock, vesting quarterly over twelve quarters, commencing June 30, 2024. Michael was also granted restricted stock awards on November 18, 2024 to acquire 4,464 shares of common stock, vesting quarterly over twelve quarters, commencing December 31, 2024.

(e) Michael Roper was granted restricted stock awards on December 19, 2023, to acquire 3,000 shares of common stock, vesting quarterly over twelve quarters, commencing March 31, 2024.

(f) Jennifer Black was granted restricted stock awards on March 25, 2024 to acquire 1,000 shares of common stock, vesting quarterly over twelve quarters, commencing June 30, 2024. Jennifer was also granted restricted stock awards on November 18, 2024 to acquire 4,018 shares of common stock, vesting quarterly over twelve quarters, commencing December 31, 2024.

(g) Jennifer Black was granted restricted stock awards on December 19, 2023, to acquire 1,500 shares of common stock, vesting quarterly over twelve quarters, commencing March 31, 2024.

(h) Kevin Mohan was granted restricted stock awards on March 25, 2024 to acquire 2,000 shares of common stock, vesting quarterly over twelve quarters, commencing June 30, 2024. Kevin was also granted restricted stock awards on November 18, 2024 to acquire 3,720 shares of common stock, vesting quarterly over twelve quarters, commencing December 31, 2024.

(i) Kevin Mohan was granted restricted stock awards on December 19, 2023, to acquire 3,000 shares of common stock, vesting quarterly over twelve quarters, commencing March 31, 2024.

(h) Michael Roper was granted a stock options to acquire 311 shares and 689 shares of common stock on February 27, 2023 and March 15, 2023, respectively.

(i) Jennifer Black was granted a stock option to acquire 1,000 shares of common stock on February 27, 2023.

(j) Kevin Mohan was granted a stock option to acquire 1,000 shares of common stock on February 27, 2023.

A summary of option activity during the years ended December 31, 2025 and 2024 is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2023	109.10	8,275	4.34	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	150.50	(150)	N/A	—
Outstanding, December 31, 2024	108.40	8,125	3.17	—
Granted	—	—	N/A	—
Exercised	119.88	(2,335)	N/A	—
Forfeited	97.63	(1,605)	N/A	—
Outstanding, December 31, 2025	106.11	4,185	2.13	—
Exercisable and vested, December 31, 2025	102.27	3,047	2.06	—

On January 21, 2024 there were 150 shares forfeited upon the expiration of the options.

Employment Agreements

Chagay Ravid

On May 28, 2025, the Company entered into an Employment Agreement with Chagay Ravid, (“Mr. Ravid”). During the term of the Employment Agreement, Mr. Ravid will serve as Chief Executive Officer of the Company and will be entitled to a base salary at the annualized rate of $200,000. Mr. Ravid will receive a one-time grant of $100,000 in restricted stock grants vesting in four equal quarterly installments. The restricted stock grant vests quarterly over one year in equal quarterly installments commencing October 1, 2025 which will be priced as of the start date. If Mr. Ravid is terminated by the Company for any reason other than cause Mr. Ravid will be entitled to a severance package of 12 months of salary.

Catia Jorge

On February 10, 2025, the Company and Sadot Brasil Ltda. (“Sadot Brasil”), the Company’s wholly owned subsidiary, entered into an Employment Agreement with Ms. Jorge, effective February 10, 2025. Ms. Jorge served as the Company’s Chief Executive Officer until June 2, 2025, when she ceased serving in such capacity. During the term of the Employment Agreement, Ms. Jorge served as Chief Executive Officer for both the Company and Sadot Brasil and was entitled to a base salary at an annualized rate of $0.3 million. In addition, Ms. Jorge was entitled to a one-time bonus of $0.5 million, of which half was payable upon the 90-day anniversary of her engagement and the balance was payable upon the 180-day anniversary (the “Bonus”). Ms. Jorge also received a one-time grant of $0.1 million in restricted stock grants. Further, the Company agreed to make a contribution of up to $16.0 thousand per annum to a private pension plan. The restricted stock grant vested quarterly over one year in equal quarterly installments commencing January 1, 2025, and was priced and issued on the third trading day immediately following the filing of the Form 10-K Annual Report for the applicable year, with the per-share price equal to the closing price immediately prior to the grant date. If Ms. Jorge was terminated by the Company for any reason other than cause, she was entitled to a severance package equal to 18 months of salary. Ms. Jorge’s compensation, except for the Bonus, was denominated in Brazilian Real and has been converted to U.S. dollars for disclosure purposes using an exchange rate of 6 Reais to 1 U.S. dollar as of February 10, 2025. Actual payments to Ms. Jorge were made in Brazilian Real, and amounts received varied based on exchange rate fluctuations at the time of payment. This disclosure is intended to provide transparency regarding the compensation arrangements agreed upon in Brazilian Real, which was the operational currency for Ms. Jorge’s compensation unless otherwise noted. Ms. Jorge resigned for personal reasons as Chief Executive Office on May 2, 2025, effective June 1, 2025.

Oren Attiya

On December 3, 2025, the Company entered into a Consulting Agreement (the “Agreement”) with CO-Finance Financial and Accounting Consulting Ltd., a company wholly owned by Oren Attiya, pursuant to which the Consultant agreed to provide the services of Mr. Attiya as the Company’s Chief Financial Officer, effective December 6, 2025. The services include, but are not limited to, certifying the Company’s annual and quarterly financial statements on an individual basis, with a scope of 90 hours per calendar month (not less than 72 hours and not more than 108 hours without prior approval). Mr. Attiya will report to the Company’s Chief Executive Officer or such other person as designated by the Chief Executive Officer. The fee constitutes a gross payment, and Mr. Attiya is responsible for all tax obligations and other mandatory payments. The Company will withhold taxes and other deductions as required by applicable law. The Consultant will receive full consideration for up to twelve (12) annual leave days and up to eighteen (18) sick days per year, subject to coordination and documentation requirements. Payment is due by the 9th day of the month following the month of service, upon receipt of a duly issued tax invoice and record of hours. The Agreement further provides that Mr. Attiya, through CO-Finance Financial and Accounting Consulting Ltd., is responsible for all applicable tax and statutory obligations other than required withholdings, and that all monthly payments are invoiced and payable by the 9th day of the following month, inclusive of applicable value-added tax (“VAT”). The Agreement specifies that CO-Finance and Mr. Attiya act as independent contractors and that no employment relationship is created between the Company and Mr. Attiya or CO-Finance. All compensation described above is denominated in U.S. dollars.

Paul Sansom

On August 1, 2025, the Company entered into an employment agreement with Mr. Sansom (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Sansom received an annual base salary of $0.2 million for the first six months of his employment. At the end of that six-month period, the Board of Directors reviewed business key performance indicators and, subject to satisfactory performance, was to increase the base salary to a minimum of $0.4 million per year, as confirmed by the Board’s compensation committee. Such increased salary would have been effective from the first day of the seventh month of employment. Mr. Sansom was eligible for an annual performance bonus based on criteria to be determined by the Company’s Board of Directors. He also received a grant of restricted shares valued at $0.1 million, which vested in equal quarterly installments beginning October 1, 2025, subject to continued employment and satisfactory performance. The Employment Agreement provided for standard benefits, expense reimbursement, and participation in the Company’s employee benefit plans. If Mr. Sansom’s employment had been terminated by the Company without cause or by Mr. Sansom for good reason, and subject to the execution of a general release, he would have been entitled to severance pay equal to 12 months of his base salary. Mr. Sansom resigned from his position as Chief Financial Officer on December 6, 2025, and no severance was triggered in connection with his resignation.

Jennifer Black

On February 9, 2025, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Ms. Black served as the Company’s Chief Financial Officer until October 1, 2025, after which she no longer served in such capacity. Pursuant to the Black Agreement, Ms. Black served as Chief Financial Officer and reported directly to the Company’s Chief Executive Officer. During the term of the Black Agreement, Ms. Black was entitled to a base salary at an annualized rate of $0.4 million, consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025, which was to be priced and issued on the third trading day immediately following the filing of the Form 10-K Annual Report for the applicable year. Ms. Black was eligible for a discretionary performance bonus to be determined by the Board annually, with the bonus for the year ended December 31, 2025 equal to 75% of her cash salary. If Ms. Black was terminated for any reason, she was entitled to receive accrued salary and vacation pay, accrued bonus payments, reimbursement of expenses, and the right to exercise any equity compensation awards through the last day of the applicable award term. If Ms. Black was terminated by the Company for any reason other than for cause or resigned for good reason, she was entitled to a severance payment equal to twelve months of annual compensation, all bonuses earned, and full acceleration of all equity compensation awards.

On July 28, 2025, the Company and Ms. Black entered into a Separation Agreement, effective August 1, 2025, under which her employment terminated by mutual agreement. Under the Separation Agreement, Ms. Black received (or will receive) specified separation benefits, including: (i) a severance payment of $0.4 million, payable over 12 months; (ii) payment of accrued but unused holiday and personal days, and reimbursement of outstanding business expenses; (iii) full vesting of all unvested restricted stock awards as of the effective date; (iv) continuation of COBRA or equivalent health benefits for a defined period; and (v) a past due bonus of $0.2 million, payable over a five-year period (unless accelerated by certain triggering events). In partial consideration for those benefits, Ms. Black agreed to provide transition/consulting services for 60 days for nominal consideration and executed a comprehensive release in favor of the Company.

As a result of the Separation Agreement, all rights, obligations, and benefits under the prior Executive Employment Agreement were terminated and replaced by the terms of the Separation Agreement beginning on August 1, 2025.

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

On January 5, 2026, the Company and Michael Roper, the Company’s Chief Governance and Compliance Officer, entered into a Separation Agreement (the “Separation Agreement”), pursuant to which Mr. Roper’s employment with the Company terminated by mutual agreement effective as of January 19, 2026 (the “Effective Date”). Under the terms of the Separation Agreement, in consideration for Mr. Roper’s execution of a general release of claims and other covenants, the Company has agreed to provide the following separation benefits: (i) payment of severance and unpaid bonus in the aggregate amount of $734,000, payable in bi-weekly installments over a period of 120 months commencing on March 1, 2026, with a 25% discount applied (resulting in a reduced total payment of $550,500) if the Company pays the full amount during 2026; (ii) accelerated vesting of all unvested restricted stock awards as of the Effective Date (with forfeiture of all unvested stock options); (iii) payment by the Company of the full cost of Mr. Roper’s COBRA health insurance coverage for up to 18 months following the Effective Date; (iv) continuation of directors’ and officers’ liability insurance coverage for Mr. Roper for four years following the execution of the Separation Agreement; and (v) indemnification of Mr. Roper with respect to current litigation and any claims arising out of his actions during his employment with the Company. The Separation Agreement also includes customary provisions, including non-disparagement, cooperation in certain matters, return of Company property, and continuation of confidentiality and non-competition obligations. Additionally, the Separation Agreement provides the Company with a 90-day period from execution to review and potentially challenge details of Mr. Roper’s prior employment agreement, and grants the Company a 30-day cure period in the event of any missed payments before Mr. Roper may initiate legal action. In the event of a default by the Company that is not cured within 30 days of written notice, all remaining amounts under the Separation Agreement become immediately due and payable. The Company intends to engage Mr. Roper on a consulting basis going forward.

Kevin Mohan

On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan continued to be employed as Chief Investment Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Mohan was entitled to a base salary at the annualized rate of $0.2 million. If Mr. Mohan was terminated for any reason, he was entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and woudl have been entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan was terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan would have been entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated. On April 11, 2025, Kevin Mohan resigned as Chief Investment Officer effective May 5, 2025.

Aimee Infante

On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Ms, Infante was employed on an at will basis. During the term of the Infante Agreement, Ms. Infante was entitled to a base salary at the annualized rate of $0.2 million. If Ms. Infante was terminated for any reason, she was entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante was terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated. Effective as of January 5, 2026, the Company terminated the employment of Ms. Infante as the Company’s Chief Marketing Officer. There is no separation agreement between the Company and Ms. Infante. Ms. Infante’s Executive Employment Agreement, dated November 16, 2022, terminated in connection with the termination of her employment. Ms. Infante was terminated on January 5, 2026, and the Company will recognize an accrual for six months of severance and related obligations in the first quarter of 2026.

Elements of Compensation

Base Salary

Messrs. Ravid, Attiya, Sansom, Roper, Mohan, and Mmes. Jorge, Black and Infante received a fixed base salary in an amount determined in accordance with their then employment agreement with Sadot Group Inc., and based on a number of factors, including:

●	The nature, responsibilities and duties of the officer’s position;

●	The officer’s expertise, demonstrated leadership ability and prior performance;

●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and

●	The competitiveness of the market for the officer’s services.

Bonus

Messrs. Ravid earned discretionary performance-based bonuses during the year ended December 31, 2025. Messrs. Roper, Mohan and Mrs. Black earned discretionary performance-based bonuses during the year ended December 31, 2024, pursuant to their employment agreements.

Restricted Stock Award

In fiscal year 2024, we issued 17,202 shares of our restricted common stock, with a fair value of $0.6 million, to three members of our executive team.

In fiscal year 2025, we issued 20,608 shares of our restricted common stock, with a fair value of $0.4 million, to four members of our executive team.

Stock Options

In fiscal year 2025, there were 5,245 shares forfeited upon resignation or termination of executives and board members.

Equity Incentive Plans

2021 Plan

The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 15,000 shares of common stock for issuance. As of the date of the issuance of these Consolidated Financial Statements 6,561 shares have been issued and 8,436 option to purchase shares have been awarded under the 2021 Plan.

2023 Plan

The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 25,000 shares of common stock for issuance. As of the date of the issuance of these Consolidated Financial Statements 24,238 shares of common stock for issuance have been issued and 690 option to purchase shares have been awarded under the 2023 Plan.

2024 Plan

The Company’s board of directors and shareholders approved and adopted on October 27, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock Units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 75,000 shares of common stock for issuance. As of December 31, 2025, 74,996 shares have been issued under the 2024 Plan.

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

Number of Shares Authorized

Up to approximately 15,000 shares of common stock may be issued pursuant to awards granted under the 2021 Plan, 25,000 under the 2023 Plan and 75,000 under the 2024 Plan.

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

Options

The Committee will be authorized to grant Options to purchase Common Stock that are either “qualified,” meaning they are intended to satisfy the requirements of Code Section 422 for Incentive Stock Options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the Plan will be subject to the terms and conditions established by the Committee. Under the terms of the Plan, unless the Committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Plan) of the shares of common stock on the date of grant. Options granted under the Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Committee and specified in the applicable award agreement. The maximum term of an Option granted under the Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% shareholder). Payment in respect of the exercise of an Option may be made in cash or by check, by surrender of unrestricted shares of Common Stock (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by the Company’s accountants to avoid an additional compensation charge or have been purchased on the open market, or the Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the Committee may determine to be appropriate.

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

Performance Compensation Awards

The Committee will be authorized to grant any Award under the Plan in the form of a Performance Compensation Award exempt from the requirements of Section 162(m) of the Code by conditioning the vesting of the Award on the attainment of specific performance criteria of the Company and/or one or more Affiliates, divisions or operational units, or any combination thereof, as determined by the Committee. The Committee will select the performance criteria based on one or more of the following factors: (i) revenue; (ii) sales; (iii) profit (net profit, gross profit, operating profit, economic profit, profit margins or other corporate profit measures); (iv) earnings (EBIT, EBITDA, earnings per share, or other corporate profit measures); (v) net income (before or after taxes, operating income or other income measures); (vi) cash (cash flow, cash generation or other cash measures); (vii) stock price or performance; (viii) total shareholder return (stock price appreciation plus reinvested dividends divided by beginning share price); (ix) economic value added; (x) return measures (including, but not limited to, return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales); (xi) market share; (xii) improvements in capital structure; (xiii) expenses (expense management, expense ratio, expense efficiency ratios or other expense measures); (xiv) business expansion or consolidation (acquisitions and divestitures); (xv) internal rate of return or increase in net present value; (xvi) working capital targets relating to inventory and/or accounts receivable; (xvii) inventory management; (xviii) service or product delivery or quality; (xix) customer satisfaction; (xx) employee retention; (xxi) safety standards; (xxii) productivity measures; (xxiii) cost reduction measures; and/or (xxiv) strategic plan development and implementation.

Transferability

Each Award may be exercised during the Participant’s lifetime only by the Participant or, if permissible under applicable law, by the Participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a Participant other than by will or by the laws of descent and distribution. The Committee, however, may permit Awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or shareholders are the Participant and his or her family members or anyone else approved by it.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2025, with respect to equity securities authorized for issuance under compensation plans:

Plan Category	No. of securities to be issued upon exercise of outstanding options under the plan	Weighted-average exercise price of outstanding options under the plan	No. of securities remaining available for future issuance
		$
2024 Equity compensation plans approved by security holders	—	—	—
2023 Equity compensation plans approved by security holders	690	150.5	—
2021 Equity compensation plans approved by security holders	3,191	95.75	—
Total	3,881	—	—

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

On March 26, 2024, the Board of Directors approved an updated compensation structure for members of the Board. The updated compensation structure provides that each member will receive $22.0 thousand in annual cash compensation as well as 10,000 shares of common stock. Further, each committee member will receive an additional $6.0 thousand per year. The chairperson of the below committees will receive additional annual compensation:

●	Chairperson of the Audit Committee will receive an additional $4.0 thousand in cash and 1,000 shares of common.

●	Chairperson of the Compensation Committee will receive an additional $4.0 thousand in cash and 600 shares of common stock.

●	Chairperson of the Governance and ESG Committees will receive an additional $4.0 thousand in cash and 400 shares of common stock.

On October 29, 2025, the then-existing Board of Directors resigned and a new Board of Directors was appointed. The previously approved director’s compensation structure — including annual cash compensation, equity awards, and additional compensation for committee membership and chair roles — remains in effect and applies to the newly appointed directors for their service beginning on such date. Accordingly, director compensation for the 2025 fiscal year reflects the compensation earned by each director for the period during which they served in 2025.

The following table provides information relating to compensation of our directors for our fiscal year ended December 31, 2025:

Name	Fees earned or paid in cash	Stock awards(a)		Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
	$’000	$’000		$’000	$’000	$’000	$’000	$’000
Stephen A. Spanos	27	4	(a)	—	—	—	—	65
Jeff Carl	3	3	(a)	—	—	—	—	68
Benjamin Petel	19	4	(a)	—	—	—	—	64
Na Yeon (“Hannah”) Oh	22	4	(a)	—	—	—	—	59
Ray Shankar	28	4	(a)	—	—	—	—	71
Marvin Yeo	9	15	(a)	—	—	—	—	59
Paul Sansom	16	4	(a)	—	—	—	—	59
Mark McKinney	12	6	(a)	—	—	—	—	64
David Errington	28	4	(a)	—	—	—	—	59
Dr. Ahmed Khan	26	4	(a)	—	—	—	—	59
Claudio Torres	22	3
Sean Schnapp	6	—		—	—	—	—	59
Alexander David	7	—
Liat Franco	10	—		—	—	—	—	59
Yuriy Shirinyan	5	—

(a) On March 17, 2025 the Board of Directors were granted restricted stock awards at a price of $30.40 per share. The restricted stock awards vest ratably over 12 quarters starting March 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information about the beneficial ownership of our common stock at April 28, 2026, for:

●	each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or upon conversion of a security that are either exercisable or convertible on or before a date that is 60 days after April 15, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Sadot Group Inc., 295 E Renfro, Suite 300, Burleson, TX 76028.

The percentage ownership information shown in the column labeled “Percentage of shares outstanding” is based upon 1,835,668 shares of common stock outstanding as of April 28, 2026.

Name of beneficial owner	Number of shares beneficially owned (1)	Percentage of shares outstanding prior to offering (1)
5% Shareholders:
N/A	—	—
Directors and Named Executive Officers:
Chagay Ravid (2)	8,825	*
Oren Attiya	—	—
Sean Schnapp	—	—
Alexandar David	—	—
Liat Franco	—	—
Yuriy Shirinyan	—	—
All executive officers and directors as a group (14 persons)	8,825	*

*	Denotes less than 1%

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon (i) the exercise of stock options that will become exercisable within 60 days of March 11, 2026, (ii) the conversion of the convertible promissory notes into shares of our common stock, and (iii) the exercise of warrants that will become exercisable within 60 days of March 11, 2026 Shares of common stock issuable pursuant to the foregoing methods are deemed outstanding for purposes of calculating the percentage of beneficial ownership of the person or entity holding such securities. Accordingly, the total percentages of beneficial ownership are in excess of one hundred percent (100%).

(2)	Chagay Ravid beneficially owns directly 8,825 shares of common stock of the Company (i) 6,825 shares of common stock of Sadot Group Inc. for serving as the Chief Executive Officer of the Company and (ii) 2,000 shares of common stock of the Company issued by the company for services prior to serving as Chief Executive Officer of the Company.

(3)	Intentionally left blank.

(4)	Intentionally left blank.

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

See Employment Agreements for Messrs. Roper, Miller, Mohan, Sansom, Attiya and Mmes. Jorge, Black and Infante in Item 11. Executive Compensation.

Transactions with Officers, Directors, and Executives of Sadot Group

On March 17, 2025, the Company issued 10,691 RSA’s to certain executives. Total RSA vest ratably over 12 quarters with the first vesting starting on March 31, 2025.

On March 17, 2025, the Company issued 5,070 RSA’s to members of the board of directors. Total RSA vest ratably over 12 quarters with the first vesting starting on March 31, 2025.

On May 28, 2025, the Company issued 8,131 RSA’s to members of the board of directors. Total RSA vest ratably over 4 quarters with the first vesting starting on October 1, 2025.

On September 30, 2025, the Company issued 1,768 RSA’s to members of the board of directors. Total RSA vest ratably over 1 quarter with the first vesting starting on October 1, 2025.

On February 9, 2025, the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Ms. Black served as the Company’s Chief Financial Officer until October 1, 2025, after which she no longer served in such capacity. Pursuant to the Black Agreement, Ms. Black served as Chief Financial Officer and reported directly to the Company’s Chief Executive Officer. During the term of the Black Agreement, Ms. Black was entitled to a base salary at an annualized rate of $0.4 million, consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025, which was to be priced and issued on the third trading day immediately following the filing of the Form 10-K Annual Report for the applicable year. Ms. Black was eligible for a discretionary performance bonus to be determined by the Board annually, with the bonus for the year ended December 31, 2025 equal to 75% of her cash salary. If Ms. Black was terminated for any reason, she was entitled to receive accrued salary and vacation pay, accrued bonus payments, reimbursement of expenses, and the right to exercise any equity compensation awards through the last day of the applicable award term. If Ms. Black was terminated by the Company for any reason other than for cause or resigned for good reason, she was entitled to a severance payment equal to twelve months of annual compensation, all bonuses earned, and full acceleration of all equity compensation awards.

On July 28, 2025, the Company and Ms. Black entered into a Separation Agreement, effective August 1, 2025 (the “Separation Agreement”), under which her employment terminated by mutual agreement. Under the Separation Agreement, Ms. Black received (or will receive) specified separation benefits, including: (i) a severance payment of $0.4 million, payable over 12 months; (ii) payment of accrued but unused holiday and personal days, and reimbursement of outstanding business expenses; (iii) full vesting of all unvested restricted stock awards as of the effective date; (iv) continuation of COBRA or equivalent health benefits for a defined period; and (v) a past due bonus of $0.2 million, payable over a five-year period (unless accelerated by certain triggering events). In partial consideration for those benefits, Ms. Black agreed to provide transition/consulting services for 60 days for nominal consideration and executed a comprehensive release in favor of the Company.

As a result of the Separation Agreement, all rights, obligations, and benefits under the prior Executive Employment Agreement were terminated and replaced by the terms of the Separation Agreement beginning on August 1, 2025.

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

On May 28, 2025, the Company entered into an Employment Agreement with Chagay Ravid, (“Mr. Ravid”). During the term of the Employment Agreement, Mr. Ravid will serve as Chief Executive Officer of the Company and will be entitled to a base salary at the annualized rate of $200,000. Mr. Ravid will receive a one-time grant of $100,000 in restricted stock grants vesting in four equal quarterly installments. The restricted stock grant vests quarterly over one year in equal quarterly installments commencing October 1, 2025 which will be priced as of the start date. If Mr. Ravid is terminated by the Company for any reason other than cause Mr. Ravid will be entitled to a severance package of 12 months of salary.

On August 1, 2025, the Company entered into an employment agreement with Mr. Sansom (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Sansom received an annual base salary of $0.2 million for the first six months of his employment. At the end of that six-month period, the Board of Directors reviewed business key performance indicators and, subject to satisfactory performance, was to increase the base salary to a minimum of $0.4 million per year, as confirmed by the Board’s compensation committee. Such increased salary would have been effective from the first day of the seventh month of employment. Mr. Sansom was eligible for an annual performance bonus based on criteria to be determined by the Company’s Board of Directors. He also received a grant of restricted shares valued at $0.1 million, which vested in equal quarterly installments beginning October 1, 2025, subject to continued employment and satisfactory performance. The Employment Agreement provided for standard benefits, expense reimbursement, and participation in the Company’s employee benefit plans. If Mr. Sansom’s employment had been terminated by the Company without cause or by Mr. Sansom for good reason, and subject to the execution of a general release, he would have been entitled to severance pay equal to 12 months of his base salary. Mr. Sansom resigned from his position as Chief Financial Officer on December 6, 2025, and no severance was triggered in connection with his resignation.

On December 3, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with CO-Finance Financial and Accounting Consulting Ltd. (“CO-Finance”), a company wholly owned by Mr. Oren Attiya, pursuant to which CO-Finance agreed to provide the services of Mr. Attiya as the Company’s Chief Financial Officer, effective December 6, 2025. Under the terms of the Consulting Agreement, CO-Finance will receive a monthly fee equal to 7% less than the full compensation paid to the Company’s Chief Financial Officer for the 2024 fiscal year, plus applicable value-added tax (VAT). The Consulting Agreement provides that Mr. Attiya will perform up to 90 hours of services per calendar month (not less than 72 hours and not more than 108 hours without advance approval), including certifying the Company’s annual and quarterly financial statements. CO-Finance, on behalf of Mr. Attiya, is entitled to up to 12 annual leave days and up to 18 sick leave days per year, subject to coordination and documentation requirements. CO-Finance invoices the Company monthly, and payment is due by the 9th day of the following month upon submission of a duly issued tax invoice and record of hours. The Consulting Agreement provides for standard confidentiality, non-competition, and invention-assignment undertakings, and specifies that no employment relationship is created between the Company and Mr. Attiya or CO-Finance. The Consulting Agreement is for an indefinite term and may be terminated by either party upon 90 days’ prior written notice, or by the Company immediately upon the occurrence of certain specified events. Mr. Attiya continues to serve as the Company’s Chief Financial Officer.

During the year ended December 31, 2025, the Company paid approximately $0.2 million to Newton Incorporated, an investor relations firm owned and operated by the Company’s Chief Executive Officer, Chagay Ravid, for investor relations and strategic communications services. This arrangement was entered into prior to Mr. Ravid’s appointment as Chief Executive Officer. The Company believes the terms of this arrangement are comparable to those that could have been obtained in arm’s-length transactions. The transaction was reviewed and approved in accordance with the Company’s related party transaction policies.

During the year ended December 31, 2025, the Company made payments of (i) $48,933 to Roey Schnapp, the half-brother (sharing a common father) of Sean Schnapp, a member of the Company’s Board of Directors, and (ii) $95,993 to Aliza Schnapp. These payments were made at the direction of a note holder in connection with the settlement of an outstanding promissory note. The Company did not receive services from either individual in exchange for these payments and had no direct relationship with either recipient other than as payees designated by the note holder. The transaction was reviewed and approved in accordance with the Company’s related party transaction policies.

On January 5, 2026, the Company and Michael Roper, the Company’s Chief Governance and Compliance Officer, entered into a Separation Agreement (the “Separation Agreement”), pursuant to which Mr. Roper’s employment with the Company will terminate by mutual agreement effective as of January 19, 2026 (the “Effective Date”). Under the terms of the Separation Agreement, in consideration for Mr. Roper’s execution of a general release of claims and other covenants, the Company has agreed to provide the following separation benefits: (i) payment of severance and unpaid bonus in the aggregate amount of $734,000, payable in bi-weekly installments over a period of 120 months commencing on March 1, 2026, with a 25% discount applied (resulting in a reduced total payment of $550,500) if the Company pays the full amount during 2026; (ii) accelerated vesting of all unvested restricted stock awards as of the Effective Date (with forfeiture of all unvested stock options); (iii) payment by the Company of the full cost of Mr. Roper’s COBRA health insurance coverage for up to 18 months following the Effective Date; (iv) continuation of directors’

and officers’ liability insurance coverage for Mr. Roper for four years following the execution of the Separation Agreement; and (v) indemnification of Mr. Roper with respect to current litigation and any claims arising out of his actions during his employment with the Company. The Separation Agreement also includes customary provisions, including non-disparagement, cooperation in certain matters, return of Company property, and continuation of confidentiality and non-competition obligations. Additionally, the Separation Agreement provides the Company with a 90-day period from execution to review and potentially challenge details of Mr. Roper’s prior employment agreement, and grants the Company a 30-day cure period in the event of any missed payments before Mr. Roper may initiate legal action. In the event of a default by the Company that is not cured within 30 days of written notice, all remaining amounts under the Separation Agreement become immediately due and payable. The Company intends to engage Mr. Roper on a consulting basis going forward.

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

Item 14. Principal Accountant Fees and Services

Kreit & Chiu CPA LLP has served as our independent registered public accountants for the years ended December 31, 2025 and 2024.

The following is a summary of the fees billed or expected to be billed to us by our independent registered public accountants, for professional services rendered by Kreit & Chiu CPA LLP for the fiscal years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	$’000	$’000
Audit fees (1)	414	314
Audit-related fees (2)	—	—
	414	314

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our Consolidated Financial Statements for the fiscal years ended December 31, 2025 and 2024 and in connection with the filing of our Form 10-K, Form 10-Qs and multiple Forms S-1 and Forms S-3s.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

10.26+	Amendment between Sadot Group Inc. and Target Capital I, LLC dated July 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

10.27+	Amendment between Sadot Group Inc. and Jennifer Black dated July 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

10.28+	Form of Amendment and Waiver entered with the December 2024 Purchasers dated July 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

10.29+	Securities Purchase Agreement between Sadot Group Inc. and Helena Global Investment Opportunities I Ltd. dated September 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2025)

10.30+	Purchase Agreement between Sadot Group Inc. and Helena Global Investment Opportunities I Ltd. dated September 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2025)

10.31+	Form of Securities Purchase Agreement, dated October 15, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)

10.32+	Engagement Letter, dated October 15, 2025, by and between Sadot Group, Inc. and Dawson James Securities, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)

10.33+	Form of Lock-Up Agreement dated October 15, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)

10.34+	Secured Promissory Note dated October 29, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2025)

10.35	Settlement Agreement and Mutual Release between Sadot Group Inc. and Aggia LLC FZ dated November 20, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2025)

10.36	Consulting Agreement, dated December 3, 2025, by and between Sadot Group Inc. and CO-Finance Financial and Accounting Consulting Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 9, 2025)

10.37	Separation Agreement, dated January 5, 2026, by and between Sadot Group Inc. and Michael Roper (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2026)

10.38	Form of Securities Purchase Agreement, dated February 6, 2026, by and among the Company and the Purchasers (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2026)

10.39	Form of 8% Unsecured OID Debenture (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2026)

10.40	Engagement Agreement for Advisory Services, dated January 29, 2026, by and between the Company and the Financial Advisor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2026)

10.41	Securities Purchase Agreement, dated February 11, 2026, by and between Sadot Group Inc. and Stanley Hills, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2026)

10.42	First Amendment to Stock Purchase Agreement, dated March 2, 2026, by and between the Company and Stanley Hills, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2026)

19.1+	Sadot Group Inc. – Insider Trading Policy (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

21.1+	List of Subsidiaries (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

23.1*	Consent of Kreit & Chiu CPA LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Policy for the Recovery of Erroneously Awarded Compensation adopted February 1, 2024(Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)

99.1+	Policy on Granting Equity Awards (Incorporated herein by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2024)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SADOT GROUP INC

	By:	/s/ Chagay Ravid
Chagay Ravid
Dated: April 29, 2026		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Oren Attiya
Oren Attiya
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Chagay Ravid	Chief Executive Officer
Chagay Ravid	(Principal Executive Officer)

/s/ Oren Attiya	Chief Financial Officer
Oren Attiya	(Principal Financial and Accounting Officer)

/s/ Sean Schnapp	Director
Sean Schnapp

/s/ Alexander David	Director
Alexander David

/s/ Liat Franco	Director
Liat Franco

/s/ Yuriy Shirinyan	Director
Yuriy Shirinyan

Sadot Group Inc.

Annual Report on Form 10-K

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sadot Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sadot Group Inc. as of December 31, 2025 and 2024, and the related consolidated statements of operations and other comprehensive (loss)/income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sadot Group Inc. as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements for the year ended December 31, 2025, have been prepared assuming that the Company will continue as a going concern. As of the date of issuance of the Company’s financial statements, the Company had a significant working capital deficiency, incurred significant losses, generated minimal sales, and needed to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as going concern. Management’s plans regarding these matters are also described in Note 2 of the financial statements. The current year’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Sadot Group Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Sadot Group Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

1.	Contingencies Related to Legal Matters

Description of the Matter

Management records liabilities for legal proceedings when it is probable that a loss has been incurred and the amount can be reasonably estimated. Where a probable loss can be estimated within a range, management records the most likely amount, or the lower end of the range when no amount within the range is a better estimate. Management discloses the amount of a possible loss or range of loss in excess of recorded accruals, if such an estimate is determinable, or states that an estimate cannot be made. In addition, significant legal proceedings are disclosed where there is at least a reasonable possibility that a loss may be incurred, even if the likelihood is not probable or the amount cannot be reasonably estimated.

How We Addressed the Matter in Our Audit

We evaluated the nature of legal services incurred to identify potential litigation-related matters and obtained and inspected invoices and engagement agreements from legal service providers to assess whether there were any unrecorded or undisclosed legal contingencies. We identified external legal counsel associated with litigation matters and sent legal confirmation requests to corroborate management’s assessment of ongoing and potential legal contingencies. In addition, we evaluated management’s assessment of the status of legal matters, including the likelihood of unfavorable outcomes and the estimation of potential losses, and assessed the adequacy of related disclosures in the consolidated financial statement.

2.	Impairment of Long-Lived Assets

a.	Impairment of Deposit on Farmland Project

Description of the Matter

As described in Note 7, the Company advanced approximately $5.8 million in 2024 in connection with a potential farmland project in Indonesia through an intermediary, Aggia LLC FZ (“Aggia”), a related party. The arrangement did not include a definitive agreement or contractual terms governing enforceability or refundability. In 2025, due to the high turnover of the management and operational changes, the Company terminated the arrangement with Aggia and recorded a full impairment of the advance as of December 31, 2025.

We identified this as a critical audit matter due to the magnitude of the balance and the judgment involved in assessing recoverability, including the absence of enforceable rights and the uncertainty of any potential recovery.

How We Addressed the Matter in Our Audit

We obtained an understanding of the nature of the deposit and evaluated changes during the year. We obtained and inspected supporting documentation, including agreements and correspondence, to assess the Company’s rights and the likelihood of recovery. We evaluated management’s impairment analysis, including assessing whether the termination of the arrangement and the decision to abandon the project represented a triggering event and whether the conclusion that the asset was not recoverable was appropriate.

b.	Impairment of Investment in Series B Preferred Shares

Description of the Matter

The Company acquired an ownership interest in a third-party entity that develops and operates carbon credit projects.. During the fourth quarter, management identified indicators of impairment, including significant changes in the investee’s operations and the transfer of underlying project development agreements, which removed the primary value-generating activities associated with the investment. As a result, management concluded that the investment was impaired and recorded a full write-down. The principal considerations for our determination that this matter is a critical audit matter were the significant judgment required by management in assessing impairment indicators and determining the fair value of the investment in the absence of observable market data.

How We Addressed the Matter in Our Audit

We obtained the investment schedule and tested it for clerical accuracy. We evaluated the initial recognition of the investment and assessed whether the accounting treatment was appropriate.

We evaluated management’s impairment analysis, including the identification of impairment indicators and the conclusion that the fair value of the investment was zero. We inspected supporting documentation, including agreements and information regarding the investee’s operations, to corroborate management’s assessment.

c.	Impairment of Zambia Farmland Assets

Description of the Matter

As described in Note 9, the Company evaluated the recoverability of its farmland assets located in Zambia following a court ruling that awarded ownership and control of the farm to minority shareholders. Although the Company has filed an appeal, control over the asset was not restored as of the reporting date. Management assessed the impact of the ruling and recorded an impairment in the fourth quarter of the year to reflect the judgement associated with the litigation. The principal considerations for our determination that this matter is a critical audit matter were the significant judgment required by management in evaluating the legal developments, the likelihood of a favorable outcome in the appeal, and the resulting recoverability of the asset, in assessing both the timing and the measurement of impairment, including the determination of when impairment indicators were considered to have been triggered and when the assets ceased to generate expected future economic benefits.

How We Addressed the Matter in Our Audit

We obtained and evaluated legal documentation related to the court ruling and the ongoing appeal, including communications with legal counsel. We assessed management’s evaluation of the recoverability of the farmland asset and the related farm assets by considering the loss of control and the Company’s ability to generate future economic benefits. We evaluated whether the management’s judgement regarding the timing of impairment recognition in the fourth quarter, including whether impairment recorded was appropriate based on the available evidence.

3.	Current Expected Credit Losses (Allowance for Receivables)

Description of the Matter

The Company records an allowance for expected credit losses on its trade and notes receivable in accordance with the applicable accounting guidance. Due to system limitations, including the absence of detailed invoice-level aging data, management applied a qualitative methodology to estimate expected credit losses. This methodology incorporates specific identification of higher-risk balances, evaluation of subsequent cash collections, and consideration of macroeconomic factors, including commodity market volatility and counterparty risk. The principal considerations for our determination that the allowance for expected credit losses is a critical audit matter were the significant judgment applied by management in developing the allowance, particularly in the absence of historical loss data and aging information, and the use of qualitative factors and forward-looking assumptions. These factors increase subjectivity and the risk of material misstatement in the valuation of receivables.

How We Addressed the Matter in Our Audit

We assessed the appropriateness of management’s qualitative methodology and evaluated whether it was consistent with the applicable accounting guidance. We tested the completeness and accuracy of the underlying receivable balances used in the analysis. We performed substantive procedures, including evaluating subsequent cash receipts, reviewing customer-specific information for higher-risk balances, and assessing whether known collection issues were appropriately reflected in the allowance. We also evaluated management’s key assumptions, including the impact of economic conditions, counterparty credit risk, and the absence of historical loss experience. In addition, we assessed the adequacy of disclosures related to expected credit losses in the consolidated financial statements.

We have served as Sadot Group Inc's auditor since 2021.

/s/ Kreit & Chiu CPA LLP

New York, NY

April 28, 2026

Sadot Group Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
	$’000	$’000
ASSETS
Current assets:
Cash (includes $0.27 million of restricted cash as of December 31, 2025 and 2024)	653	1,786
Accounts receivable, net of allowance for doubtful accounts of $27.8 million and $0.1 million as of December 31, 2025 and 2024, respectively	383	18,014
Inventory	—	717
Assets held for sale	—	5,196
Other current assets	1,721	126,966
Total current assets	2,757	152,679
Property and equipment, net	20	11,820
Right to use assets	110	—
Other non-current assets	10	155
Total assets	2,897	164,654
LIABILITIES AND (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued expenses	47,335	28,019
Notes payable, current, net of discount of $0.1 million and $0.9 million as of December 31, 2025 and 2024, respectively	10,196	7,390
Deferred revenue, current	—	2,251
Liabilities held for sale	—	2,333
Other current liabilities	27	92,177
Total current liabilities	57,558	132,170
Other non-current liabilities	84	111
Total liabilities	57,642	132,281
Contingencies & Commitments
(Deficit)/Equity:
Common stock, $0.0001 par value, 2,000,000 shares authorized, 1,549,080 and 522,514 shares issued and outstanding as of December 31, 2025, and 2024, respectively	1	1
Additional paid-in capital	119,268	112,406
Accumulated deficit	(176,647)	(83,187)
Accumulated other comprehensive (Loss) / Income	(34)	(27)
Total Sadot Group Inc. shareholders’ (deficit)/equity	(57,412)	29,193
Non-controlling interest	2,667	3,180
Total (deficit)/equity	(54,745)	32,373
Total liabilities and equity	2,897	164,654

The accompanying notes are an integral part of these Consolidated Financial Statements

Sadot Group Inc.

Consolidated Statement of Operations and Other Comprehensive (Loss) / (Loss) / Income

	For the Years Ended December 31,
	2025	2024
	$’000	$’000
Commodity sales	246,900	700,937
Other revenues	69	—
Cost of goods sold	(242,400)	(678,192)
Gross profit	4,569	22,745
Depreciation and amortization expenses	(95)	(259)
Stock-based expenses	(2,065)	(6,662)
Sales, general and administrative expenses	(42,899)	(9,659)
(Loss) / Income from continuing operations	(40,490)	6,165
Interest expense, net	(5,613)	(4,649)
Change in fair value of stock-based compensation	778	4,116
Loss on impairment	(31,021)	—
Loss on litigation	(13,512)	—
Loss on debt extinguishment	(3,605)	—
(Loss) / Income from continuing operations before income tax	(93,463)	5,632
Income tax benefit (expense)	228	(3)
Net (Loss) / Income from continuing operations	(93,235)	5,629
Discontinued Operations:
(Loss) from discontinued operations, net of income taxes	(739)	(1,893)
Net (loss) income from discontinued operations	(739)	(1,893)
Net (Loss) / Income	(93,974)	3,736
Net loss attributable to non-controlling interest	586	256
Net (Loss) / Income attributable to Sadot Group Inc.	(93,388)	3,992

Net (loss) / income from continuing operations per share attributable to Sadot Group Inc.:
Basic	(112.95)	12.84
Diluted	(112.95)	12.61

Net (loss) / income from income discontinued operations per share attributable to Sadot Group Inc.:
Basic	(0.90)	(4.13)
Diluted	(0.90)	(4.06)

Weighted-average number of common shares outstanding:
Basic	820,288	458,339
Diluted	820,288	466,569

The accompanying notes are an integral part of these Consolidated Financial Statements

Sadot Group Inc.

Consolidated Statement of Operations and Other Comprehensive (Loss) / Income (Continued)

	For the Years Ended December 31,
	2025	2024
	$’000	$’000
Net (Loss) / Income	(93,974)	3,736
Other comprehensive (Loss) / Income
Foreign currency translation adjustment	(7)	20
Unrealized (loss), net of income tax	—	(55)
Total other comprehensive loss	(7)	(35)
Total comprehensive (loss) income	(93,981)	3,701
Comprehensive loss attributable to non-controlling interest	586	256
Total comprehensive (loss) income attributable to Sadot Group Inc.	(93,395)	3,957

The accompanying notes are an integral part of these Consolidated Financial Statements

Sadot Group Inc.

Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income / (Loss)	Interest	Total
		$’000	$’000	$’000	$’000	$’000	$’000
Balance – December 31, 2023	404,647	—	107,992	(87,179)	8	3,436	36,073
Common stock compensation to board of directors	1,056	—	42	—	—	—	42
Common stock issued as compensation for services	52,731	—	2,014	—	—	—	2,014
Stock-based compensation - options	13,362	—	574	—	—	—	574
Rounding of post-split shares outstanding per transfer agent	127	—	—	—	—	—	—
Conversion of convertible loan	50,592	1	1,784	—	—	—	1,785
Foreign exchange translation adjustment	—	—	—	—	20	—	20
Unrealized loss, net of income tax	—	—	—	—	(55)	—	(55)
Net (Loss) / Income	—	—	—	3,992	—	(256)	3,736
Balance – December 31, 2024	522,515	1	112,406	(83,187)	(27)	3,180	32,373
Common stock issued as compensation for services	281,110	—	1,153	—	—	—	1,153
Common stock issued for cash, net of expenses	411,796	—	2,964	—	—	—	2,964
Cash exercise of warrants and warrant modification	37,063	—	—	—	—	—	—
Cash exercise of warrants	—	—	168	—	—	—	168
Conversion of convertible loan	223,911	—	2,070	—	—	—	2,070
Stock based compensation - vesting of options and restricted stock awards	31,301	—	506	—	—	—	506
Foreign exchange translation adjustment	—	—	—	—	(7)	—	(7)
Unrealized loss, net of income tax	—	—	—	—	—	—	—
Shares issued due to fractional shares resulting from reverse stock split	5	—	—	—	—	—	—
Write-off of closed subsidiary - non-controlling interest	—	—	—	(72)	—	72	—
Net (Loss) / Income	—	—	—	(93,388)	—	(586)	(93,974)
Balance – December 31, 2025	1,507,701	1	119,267	(176,647)	(34)	2,666	(54,745)

The accompanying notes are an integral part of these Consolidated Financial Statements

Sadot Group Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
	$’000	$’000
Cash Flows from Operating Activities
Net (Loss) / Income	(93,974)	3,736
Adjustments to reconcile net (Loss) / Income to net cash used in operating activities:
Depreciation and amortization expenses	95	259
Gain / (loss) on fair value remeasurement	—	(17,111)
Stock-based expenses	2,065	6,662
Change in fair value of stock-based compensation	(778)	(4,116)
Amortization of debt discount	2,247	—
Unrealized gain / (loss), net of income tax	—	(55)
Loss on extinguishment of debt	3,604	—
Impairment of assets	31,021	—
Foreign exchange translation adjustment	(7)	20
Bad debt expense	33,376	341
Changes in operating assets and liabilities:
Accounts receivable, net	(15,745)	34,483
Inventory	717	1,639
Operating right to use assets and lease liabilities, net	(110)	2
Other current assets	105,834	(53,944)
Other non-current assets	145	46,323
Accounts payable and accrued expenses	17,243	(21,884)
Other current liabilities	(92,177)	46,095
Other non-current liabilities	—	(46,048)
Deferred revenue	(2,251)	823
Total adjustments	85,280	(6,511)
Net cash used in operating activities	(8,694)	(2,775)
Net cash used in operating activities - discontinued operations	3,744	(450)
Cash Flows from Investing Activities
Purchases of property and equipment	—	(37)
Disposal of property and equipment	—	33
Net cash provided by (used in) investing activities	—	(4)
Net cash provided by investing activities - discontinued operations	—	1,017
Cash Flows from Financing Activities
Proceeds from notes payable	11,712	11,051
Repayments of notes payables	(9,435)	(8,270)
Debt Discount	(1,423)	—
Proceeds from issuance of common stock	2,964	—
Net cash provided by (used in) financing activities	3,818	2,781
Net cash used in financing activities - discontinued operations	—	(137)
Net Change in Cash	(1,133)	432
Cash – beginning of period (includes $0.27 million of restricted cash as of December 31, 2025 and 2024)	1,786	1,354
Cash – end of period (includes $0.27 million of restricted cash as of December 31, 2025 and 2024)	653	1,786

The accompanying notes are an integral part of these Consolidated Financial Statements

Sadot Group Inc.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2025	2024
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	1,330	3,116
Cash paid for taxes	4	4
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of notes payable into common stock	1,743	1,784
Conversion of stock	1,743	1,784
Exchange of accounts receivable for equity securities	13,404	—
Issuance of equity securities to settle accounts payable	1,081	—
Issuance of common stock as equity issuance costs	100	—

The accompanying notes are an integral part of these Consolidated Financial Statements

Sadot Group Inc.

Notes to the Consolidated Financial Statements

1.       Business Organization and Nature of Operations

Sadot Group Inc. (“Sadot Group” or “SGI” or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022, SGI transformed from a U.S.-centric restaurant business into a global organization focused on the Agri-food commodity supply chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. Sadot Group is headquartered in Burleson, Texas with subsidiary operations throughout the United States, Brazil, Canada, Colombia, India, Israel, Singapore, Ukraine, United Arab Emirates and Zambia.

As of December 31, 2025, The Company had changes to its reportable segments due to the discontinued operations and sale of its remaining food service group to Marv Brands on December 4th 2025.

Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s operating unit was intended to be a global agri-foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across global markets. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill and Louis Dreyfus) as well as various regional organizations. During 2025, the Company undertook a series of actions to streamline its operations, including the closure of certain offices in Korea, Canada and Brazil, and the divestiture of its food services activity to MARV Brands on December 4, 2025.

Sadot Agri-Foods also operates, through a majority-owned subsidiary, a roughly 5,000 acre farm in Zambia focused on commodities such as wheat, soy and corn, alongside high-value tree crops such as avocado and mango. During the fourth quarter of 2025, the Company experienced significant legal and regulatory challenges related to this operation, including an adverse judgment in local courts resulting in the loss of its interest in the Zambia farm. The Company has appealed this judgment and is seeking recovery of approximately $3.5 million. The appeals process is ongoing and is expected to be resolved within approximately 12 months; however, there can be no assurance as to the outcome.

The Company continues to evaluate its agri-food operations and broader supply chain opportunities, while also assessing alternative business strategies and sectors that may be more conducive to long-term shareholder value creation.

Sadot Restaurant Group, LLC (“Sadot Food Services”): Sadot Food Services previously held three concepts, including two fast casual restaurant brands, Pokémoto and Muscle Maker Grill, as well as a subscription-based fresh prepared meal concept, SuperFit Foods. SuperFit Foods was sold in August 2024. Throughout 2024, the Company sold, converted to franchise locations, or closed its remaining corporate-owned restaurants. As a result, by the end of 2024, the Company primarily operated as a franchisor for the Pokémoto and Muscle Maker Grill brands.

In prior periods, the Sadot Food Services operating segment met the criteria to be classified as held for sale and was presented as discontinued operations.

On December 4, 2025, the Company and its wholly-owned subsidiaries, Pokemoto LLC, Poke Co Holdings, LLC, and Muscle Maker Development, LLC (collectively, the “Sellers”), completed the sale of substantially all of the assets related to the Pokémoto and Muscle Maker Grill franchise businesses (the “Business”) to MARV Brands of America LLC and MARV Brands Inc. (collectively, the “Buyers”), pursuant to an Asset Purchase Agreement dated December 4, 2025. The assets sold included franchise agreements, intellectual property (including trademarks, recipes, operations manuals and brand standards), marketing funds, gift card balances and other related assets. The subsidiaries comprising the Sadot Food Services segment were not sold.

As a result of the transaction, the Company has exited its restaurant and franchise operations. The results of the Sadot Food Services segment continue to be presented as discontinued operations for all periods presented. Please see Note 4 – Assets held for sale and Note 5 – Discontinued operations for further details.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Sadot Group Inc. and its subsidiaries are hereinafter referred to as the “Company”.

Reverse Stock Split

On September 9, 2025, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the “Reverse Stock Split”), which became effective 12:01 am eastern on September 15, 2025. The company did so to regain compliance with Nasdaq. As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All shareholders who would have otherwise received fractional shares as a result of the Reverse Stock Split received cash in lieu of any fractional share interests There was no change in the par value of the Company’s common stock. All share and per share amounts included in these consolidated financial statements have been adjusted to reflect the Reverse Stock Split. Please see Note 18 – Commitments and contingencies for further details.

Closed Offices

During the fourth quarter of 2025, the Company began shutting down non-cashflow-generating offices, namely its offices in Brazil and Canada, which had supported its agri-food sourcing and trading operations. Operations at both locations have ceased. The Company is in the process of winding down the related legal entities, which is expected to continue through 2026.

2.       Liquidity, Going Concern, and Management Plans

The accompanying Unaudited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s primary source of liquidity is cash on hand, working capital and borrowings. At December 31, 2025, the Company had a working capital deficit (defined as total current assets less total current liabilities) of $54.8 million, representing a decrease of $75.3 million compared to working capital of $20.5 million at December 31, 2024. This working capital deficit reflects that the Company’s current liabilities exceed its current assets. The Company believes that its existing cash on hand, accounts receivable (a significant portion of which remains uncollected), and expected future cash flows from its commodity trading will be insufficient to fund its operations and meet its repayment obligations over the next 12 months. Accordingly, the Company intends to seek additional capital, including through potential public market financings.

The Company’s current assets, consisting primarily of accounts receivable, continue to represent a significant component of its liquidity position. However, delays in converting these assets to cash have resulted in working capital constraints. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, which is necessary to fund its working capital requirements and ultimately achieve profitable operations.

In addition, most of the Company’s outstanding debt obligations matured on December 31, 2025 and are currently in default, which will require repayment or refinancing. These upcoming maturities further contribute to the Company’s liquidity requirements and increase uncertainty regarding its ability to meet obligations as they become due.

Management performed a going concern assessment for a period of twelve months from the date of approval of these Consolidated Financial Statements to assess whether conditions exist that raise substantial doubt regarding the Company’s ability to continue as a going concern.

While there is no assurance that the borrowings will provide us with funding for a time period that allows us to continue operations and other strategic alternatives, management believes it remains appropriate to prepare our financial statements on a going concern basis.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

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

The accompanying Audited Consolidated Financial Statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back further or cease its operations altogether.

3.       Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accounting policies used to prepare these financial statements are the same as those used to prepare the consolidated financial statements in prior years, except as described in these notes or for the adoption of new standards as outlined below.

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

Reclassification of Fair Value Gains from Other Income

During the three months ended March 31, 2025, the Company reclassified gains previously recognized in Other income related to the fair value remeasurement of certain financial instruments into Cost of goods sold (“COGS”). The reclassification was made to better reflect the nature and function of these instruments, which are economically linked to the Company’s inventory procurement, sales activities and to be consistent with our competitors. Management determined that presenting the related gains in COGS more accurately reflects the impact of these instruments on the Company’s gross margin and provides more decision-useful information to financial statement users. This change in presentation had no impact on net income, total comprehensive income, or earnings per share for the period.

The table below summarizes the effect of the reclassification on the Unaudited Consolidated Statement of Operations and Other Comprehensive (Loss) / Income for the year ended December 31, 2024:

	Year Ended December 31, 2024
	As Previously Reported	Reclassification	As Reclassified	% Change
	$’000	$’000	$’000%
Cost of goods sold	(695,821)	17,629	(678,192)	(3.0)%
Gross profit / (loss)	5,116	17,629	22,745	345.0%
Gain on fair value remeasurement	17,111	(17,111)	—	(100.0)%
Gain on sale of trading securities	518	(518)	—	(100.0)%
Net Income	3,736	—	3,736	—%

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include, but are not limited to:

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

Cash, Restricted Cash, and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2025 or 2024. As of December 31, 2025, the Company had $0.27 million of cash on deposit that is subject to a court-ordered restriction related to ongoing legal proceedings. These funds are not available for general corporate use. The restriction is expected to remain in place pending resolution of the matter.

Accounts Receivable

Accounts Receivable consists of receivables related to Sadot Food Services and Sadot Agri-Foods of $0.4 million and $18.0 million net of doubtful accounts of $27.8 million and $0.1 million as of December 31, 2025, and 2024, respectively.

Accounts receivable is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. The Company establishes allowances for uncollectible trade accounts receivable based on lifetime expected credit losses using an aging schedule for each pool of accounts receivable. Pools are determined based on risk characteristics such as the type of receivable and geography. A default rate is derived using a provision matrix which is evaluated on a regular basis by management and based on past experience and other factors. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short-term nature of the Company’s trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that collection of the balance is unlikely.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Factoring Agreements

As of December 31, 2025, the Company’s total borrowings include $3.3 million related to a factoring arrangement under which the Company transfers certain trade receivables to a third-party financial institution with recourse. The Company retains the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, Transfers and Servicing, and is accounted for as a secured borrowing.

Under this arrangement, the Company received $3.6 million in cash advances, which are included in Notes Payable on the Consolidated Balance Sheets. The transferred receivables had an original carrying value of $4.7 million as of December 31, 2025. During the period, customers made payments on these receivables, reducing the outstanding balance to $3.6 million, which remains recorded in Accounts Receivable as of December 31, 2025, as the Company has not surrendered control over the assets. The $0.8 million difference between the original receivables balance and the cash advances primarily reflects $0.5 million of proceeds retained by the factor and $0.3 million of factoring fees.

Factoring fees incurred in connection with the arrangement are deferred and amortized over the expected life of the borrowing as Interest expense, net in the Consolidated Statements of Income and Other Comprehensive (Loss) / Income. The Company continues to service the receivables under the arrangement but has no obligation to repurchase the receivables except in cases of customer nonpayment. The Company remains exposed to credit losses related to factored receivables and maintains an allowance for doubtful accounts as appropriate.

As of December 31, 2025, the Company has pledged $3.9 million of accounts receivable as collateral under this facility. A dispute has arisen with the factoring company regarding the amounts owed under the arrangement, which is the subject of pending litigation. Please see Note 18 – Commitments and contingencies for additional information regarding pending litigation.

Inventory

Inventory, stated at the lower of cost or net realizable value related to Sadot Agri-foods was $— million and $0.7 million as of December 31, 2025, and 2024, respectively. Cost is determined using the first-in, first-out method.

Assets held for sale

In the first quarter of 2024, the Company classified its Sadot Food Services segment as held for sale. The assets related to Pokemoto and Muscle Maker Grill were sold in the fourth quarter of 2025.

Assets and liabilities of disposal group(s) are classified as held for sale when:

●	management, having the authority to approve action, commits to a plan to sell,

●	the disposal group(s) are available for immediate sale in present condition,

●	an active program to locate a buyer and other actions required to complete the plan to sell have been initiated,

●	the sale is probable and expected to be completed within one year,

●	the sale is actively marketed at a reasonable price reflecting its current fair value,

●	and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less cost to sell. Any impairment loss resulting from this initial measurement is recognized in the period in which the held for sale criteria described above is met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less costs to sell, at each reporting period that it remains as held for sale, with any changes as a result of the assessment adjusting the carrying value of the disposal group, but not in excess of the cumulative loss previously recognized on the disposal group.

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

When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of operations for the respective period. Major additions and repairs that extend the useful life or improve the efficiency of existing assets are capitalized and depreciated over their estimated remaining useful lives. Minor repairs and maintenance are expensed as incurred.

The estimated useful lives are as follows:

Furniture and Equipment	3 – 7 years
Leasehold Improvements	1 – 8 years
Vehicles	5 – 10 years
Land Improvements	3 – 20 years

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is or contains a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized for leases with terms greater than 12 months based on the present value of lease payments over the lease term.

Lease liabilities are measured using the present value of future lease payments, discounted using the rate implicit in the lease when readily determinable, or the Company’s incremental borrowing rate. ROU assets are based on the lease liability adjusted for any initial direct costs, prepaid lease payments, and lease incentives.

The Company has elected the short-term lease exemption for leases with an initial term of 12 months or less and does not recognize ROU assets or lease liabilities for such leases. Lease expense is recognized on a straight-line basis over the lease term.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Intangible Assets

The Company accounts for recorded intangible assets in accordance with the Accounting Standards Codification (“ASC’) 350 “Intangibles – Goodwill and Other”. In accordance with ASC 350, the Company does not amortize intangible assets having indefinite useful lives. The Company’s goodwill has an indefinite life and is not amortized. The Company’s goodwill and intangible assets with a finite life are evaluated for impairment at least annually, or more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. ASC 350 requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the impairment testing requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment. In the first quarter of 2024, the intangible assets were moved to assets held for sale. The assets related to Pokemoto and Muscle Maker Grill were sold in the fourth quarter of 2025. See Note 4 – Assets held for sale for additional information.

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

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board.

If the instrument is determined not to be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the market price of the Company’s common stock as of the commitment date to the effective conversion price of the instrument.

As of December 31, 2025 and 2024, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.

Investments in Equity Securities (Measurement Alternative)

The Company accounts for investments in equity securities in accordance with ASC 321 Investments—Equity Securities.. Equity securities that have readily determinable fair values are measured at fair value, and changes in fair value are recognized in net income. For equity securities without readily determinable fair values, the Company has elected the measurement alternative. Under this election, investments are carried at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

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

During July 2025, the Company acquired a non-controlling ownership interest in a third-party entity engaged in carbon credit project development. The investment was acquired through an exchange of accounts receivable; therefore, the cost of the investment was based on the carrying value of the accounts receivable transferred. Because this investment does not have a readily determinable fair value, it is measured at cost under the measurement alternative. During the fourth quarter of 2025, the Company recognized a full impairment of its investment in PT Proyek Konservasi Riau (formerly PT Green Bomas Indonesia), in the amount of $13.4 million. The impairment was primarily driven by a restructuring of the project, pursuant to which the underlying partnership agreements with local forest management entities (LPHDs), representing the investee’s primary economic assets and source of expected future cash flows, were novated to a third-party special purpose vehicle. As a result, the investee no longer holds rights to develop or monetize carbon credits and has no remaining revenue-generating activities or economic participation in the project. Accordingly, management determined that the fair value of the investment declined to zero as of December 2025, and recognized a full write-off in accordance with applicable accounting guidance.

Additional information, significant inputs, and Level 3 roll forward is provided in Note 19 – Fair value measurement.

The following table shows the investments in equity securities:

Amounts
$’000
Beginning balance at December 31, 2024	—
Additions	13,413
Adj. for observable price changes	—
Impairments	(13,413)
Ending balance at December 31, 2025	—

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

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Seasonality

There is a degree of seasonality in the growing cycles, procurement and transportation of crops. The farming industry historically experiences seasonal fluctuations in revenues and net income. Typically, the Company has lower sales and net income during the non-harvest seasons and higher sales and net income during the harvest season.

Commodity Sales

Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by delivery and the invoice is prepared and submitted to the customer. During the years ended December 31, 2025 and 2024, the Company recorded Commodity sales revenues of $246.9 million and $700.9 million, respectively, which is included in Commodity sales on the accompanying Consolidated Statements of Operations and Other Comprehensive (Loss) / Income.

Other Revenues

Other revenues consist of management fees received for performing certain management services under contract such as sales, purchasing, administrative and human resources.

Stock-Based Expenses

Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company’s board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 18 – Commitments and contingencies for further details. For the years ended December 31, 2025 and 2024, $2.1 million and $6.7 million, respectively, are recorded as Stock-based expenses in the accompanying Consolidated Statements of Operations and Other Comprehensive Income /(Loss).

On November 20, 2025, the Company and Aggia entered into a settlement agreement that terminated the services agreement and extinguished all remaining obligations thereunder. The settlement agreement consisted of a one-time consideration of cash to be paid and shares to be issued to Aggia in the amount of $75,000 plus 1,050,000 shares, Accordingly, no further stock-based consulting fees are expected to be incurred under this arrangement following its termination.

Net (Loss) / Income per Share

Basic (Loss) / Income per common share is computed by dividing net (loss)/income attributable to Sadot Group Inc. by the weighted average number of common shares outstanding during the period. Diluted (Loss) / Income per common share is computed by dividing net (Loss) / Income attributable to common shareholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants, options or the conversion of convertible notes payable.

The following securities are excluded from the calculation of weighted average diluted common shares at December 31, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive:

Sadot Group Inc.

Notes to the Consolidated Financial Statements

	December 31 ,
	2025	2024
Warrants	156,541	163,597
Options	6,427	8,125
RSAs	46,716	89,113
Convertible debt	2,278,155	—
Total potentially dilutive shares	2,487,839	260,837

The Company is currently authorized to issue 250,000,000 shares of common stock, following shareholder approval at the Annual Meeting held on April 13, 2026, to increase the number of authorized shares from 2,000,000. This increase provides the Company with additional flexibility to support future capital raising, equity compensation, and other equity-related transactions. Future issuances of common stock, whether for financing, acquisitions, or equity awards, may result in dilution to existing shareholders and could materially reduce net income (loss) per share and impact shareholder ownership percentages. Depending on the Company’s future capital needs or equity activity, additional increases in authorized shares may be considered, subject to shareholder approval.

The following table sets forth the computation of basic and dilutive net (Loss) / Income per share attributable to the Company’s shareholders:

	For the Years Ended December 31,
	2025	2024
(In thousands, except for share count and per share data)
Net (Loss) / Income attributable to Sadot Group Inc.	(93,388)	3,992
Weighted-average shares outstanding:
Basic	820	458
Effect of potentially dilutive RSAs	—	1
Effect of potentially dilutive convertible debt	—	7
Diluted	820	466

Net (Loss) / Income for continuing operations per share attributable to Sadot Group Inc.:
Basic	(112.95)	12.84
Diluted	(112.95)	12.61

Net loss from discontinued operations per share attributable to Sadot Group Inc.:
Basic	(0.90)	(4.13)
Diluted	(0.90)	(4.06)

Net (Loss) / Income per share attributable to Sadot Group Inc.:
Basic	(113.86)	8.71
Diluted	(113.86)	8.58

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

The Company maintains its cash balances with financial institutions located in the United States and foreign jurisdictions. At times, such balances may exceed federally insured limits. The Company has not experienced any losses on its cash accounts and management believes the Company is not exposed to significant credit risk with respect to its cash.

The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of its customers’ financial condition. As of and for the years ended December 31, 2025 and 2024, certain customers accounted for more than 10% of total revenues, as disclosed below:

	For the Years Ended December 31,
	2025	2024
Number of customers	4	5
Type	Commodities	Commodities
% of sales	95%	74%

The Company also relies on a limited number of vendors for procurement of commodities. A significant portion of purchases is concentrated among a small number of suppliers, which may impact operations if these relationships are disrupted.

	For the Years Ended December 31,
	2025	2024
Number of vendors	2	3
Type	Commodities	Commodities
% of purchases	91%	75%

Derivative Instruments

The Company recognizes all derivatives in the balance sheet at fair value. During the years ended December 31, 2025 and 2024, the Company’s derivatives were comprised of Forward sales contracts for soybeans, carbon offset units, and futures and options of food and feed related commodities, traded on the Chicago Mercantile Exchange (“CME”). Derivatives that do not meet the requirements for hedge accounting to be applied per FASB ASC 815, Derivatives and Hedging, are adjusted to fair value through earnings. If the derivative does meet the criteria in ASC 815 to use hedge accounting, depending upon the nature of the hedge, the effective portion of changes in the fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings.

Refer to Fair Value of Financial Instruments below, Note 18 – Commitments and contingencies and Note 20 – Financial instruments for additional information regarding the Company’s derivative instruments.

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

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Level 1 — quoted prices in active markets for identical assets or liabilities.

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

See Note 19 – Fair value measurement for a summary of financial liabilities held at carrying amount including unrealized gain on derivative contracts and the unrealized loss on derivative contracts. For details related to the fair value of the unrealized gain on derivative contracts and unrealized loss on derivative contracts measured using Level 2 inputs, refer to Note 18 – Commitments and contingencies and Note 20 – Financial instruments.

Investment in Equity Securities

On July 22, 2025, the Company, entered an agreement to acquire an equity stake in PT Green Bomas Indonesia (“Bomas”). Bomas has advised that the project is expected to generate between 1.1 and 1.2 million carbon credits in its first issuance cycle, verified under internationally recognized methodologies. The project focuses on the restoration and long-term protection of peatland and mangrove ecosystems. In consideration, the Company paid a purchase price of $13.4 million through the assignment of accounts receivable and received 3,750 Class B shares, which is equal to 37.5% interest in Bomas. While this percentage is within the typical “significant influence” range (20%–50%), the contractual terms and governance arrangements do not grant the Company board representation, participation in policy decisions, or other indicators of significant influence. The Company will account for the Investment using ASC 321 equity securities without significant influence. The Investment in Equity Securities can be found in Other non-current assets on the Consolidated Balance Sheets.

During the fourth quarter of 2025, the Company recognized a full impairment of its investment in PT Proyek Konservasi Riau (formerly PT Green Bomas Indonesia), in the amount of $13.4 million. The impairment was primarily driven by a restructuring of the project, pursuant to which the underlying partnership agreements with local forest management entities (LPHDs), representing the investee’s primary economic assets and source of expected future cash flows, were novated to a third-party special purpose vehicle. As a result, the investee no longer holds rights to develop or monetize carbon credits and has no remaining revenue-generating activities or economic participation in the project. Accordingly, management determined that the fair value of the investment declined to zero as of December 2025, and recognized a full write-off in accordance with applicable accounting guidance.

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

Debt Discounts and Issuance Costs

The Company accounts for debt discounts and issuance costs in accordance with ASC 470-20, Debt with Conversion and Other Options. Debt discounts and issuance costs are recorded as a direct deduction from the carrying amount of the related debt and are amortized to interest expense over the term of the underlying instrument using the effective interest method.

Amortization of debt discounts and issuance costs is included in Interest expense, net in the Consolidated Statements of Operations and Other Comprehensive (Loss) / Income.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Loss on debt extinguishment

Loss on debt extinguishment consist of the loss related to the exchange of stock for debt repayment, which is calculated using the variance between the agreed upon price per share of stock and the fair value of the stock on the date of the exchange and the gain recognized due to writing off accounts payable that have passed the statute of limitations and no longer deemed payable.

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

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as Sales, general and administrative expenses in the Consolidated Statements of Operations and Other Comprehensive (Loss) / Income.

Currency Translation Differences

Transactions in foreign currencies are remeasured in the functional currency of the related consolidated company at the average foreign exchange rates for income and expenses. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the foreign exchange rate ruling as of the reporting period end date. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are remeasured to the functional currency at foreign exchange rates ruling at the dates the fair value was determined. Foreign exchange differences arising on remeasurement are recognized in the Consolidated Statement of Operations and Other Comprehensive (Loss) / Income under Foreign exchange translation adjustment.

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

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s farming consolidated entity. The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE (“variable interest entities”). These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company has no VIEs at December 31, 2025 and 2024. The amount of net loss attributable to Non-controlling interests is disclosed in the Consolidated Statements of Income and Other Comprehensive (Loss) / Income.

Discontinued Operations

As part of the Company’s stated strategy to pivot its focus to the global food supply chain sector, we spent 2024 fully engaged in the restructuring of Sadot Food Services. By refranchising company-owned units and closing underperforming locations while growing Pokémoto through franchising, the Company continued its restructuring efforts with the goal of reducing annualized restaurant operating expenses and overhead while potentially increasing franchise royalty revenue at Pokémoto. In early Q4 of 2024 the Company was able to close its last two corporate owned stores and reclassified the rest of Sadot Food Services to discontinued operations. The amount of loss from discontinued operations is disclosed in the Consolidated Statements of Income and Other Comprehensive (Loss) / Income. For details related to Discontinued operations, see Note 5 – Discontinued operations.

Write-off of Closed Subsidiary – Non-controlling Interest

During the year ended December 31, 2025, the Company closed Sadot Korea, a previously consolidated subsidiary. In connection with the closure, the Company derecognized the remaining non-controlling interest of approximately $0.1 million, which represented the minority shareholders’ portion of the subsidiary’s accumulated losses. The closure did not result in a material gain or loss.

Recent Accounting Pronouncements

The Company is no longer an emerging growth company and has adopted accounting standards based on public company effective dates.

In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this guidance on January 1, 2025 and has included the required disclosures in accordance with the new standard. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Entities can adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The amendments are intended to enhance interim disclosures through a more principles-based framework. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company has not adopted this guidance as of December 31, 2025 and is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes various targeted amendments to the Accounting Standards Codification. The effective dates vary by amendment. The Company has not adopted this guidance as of December 31, 2025 and does not expect it to have a material impact on its consolidated financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not expect them to have a material impact on its consolidated financial statements and related disclosures.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 23 – Subsequent events.

4.       Assets Held For Sale

2024 Disposal group held for sale

After launching Sadot Agri-Foods, the Company made the decision to explore the option of selling a portion of our restaurant operations. During the first quarter of 2024, the Company entered into an agreement with a brokerage firm to have the exclusive rights to offer and sell the Muscle Maker Grill and Pokemoto franchise business and potentially some of the corporate-owned restaurants. Accordingly, the assets and liabilities related to the restaurant operations were classified as held for sale in the Company’s Consolidated Balance Sheets. Throughout most of 2024, the Company considered retaining some Company owned stores due to location and potential training centers that posed challenges for sale. The assets related to Pokemoto & Muscle Maker Grill were sold during the fourth quarter of 2025.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores, and had a sale pending for the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, the Company has deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company performed an impairment test on the net assets of the restaurant operations as of December 31, 2024, noting the carrying amount was less than the fair value less cost to sell. In December 2025 the Company sold its remaining franchises to Marv Brands for $2.9 million purchase price and a loss on sale of $0.2 million. Following the transactions, the Company was left with a single remaining operating activity related to its agri-food operations.

The following presents the major classes of assets and liabilities for the Sadot Food Services reporting unit held for sale as of December 31, 2025 and 2024:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Cash	—	266
Accounts receivable, net of allowance for doubtful accounts of $0.2 million	—	170
Other current assets	—	52
Property and equipment, net	—	6
Goodwill	—	1,798
Other non-current assets	—	189
Intangible assets, net	—	2,715
Assets held for sale	—	5,196

Accounts payable and accrued expenses	—	149
Notes payable, current	—	79
Operating lease liability, current	—	138
Deferred revenue, current	—	125
Other current liabilities	—	243
Notes payable, non-current	—	542
Deferred revenue, non-current	—	1,057
Liabilities held for sale	—	2,333

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Sadot Food Services had the following pre-tax losses:

	For the Years Ended December 31,
	2025	2024
	$’000	$’000
Sadot Food Services Net Loss Before Income Tax	(739)	(1,893)

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

However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores, and have a sale pending for the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, the Company has deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company performed an impairment test on the net assets of the restaurant operations as of December 31, 2024, noting the carrying amount was less than the fair value less cost to sell. The assets related to Pokemoto and Muscle Maker Grill were sold during the fourth quarter of 2025. The amounts of loss from Discontinued operations were as follows:

	For the Years Ended December 31 ,
	2025	2024
	$’000	$’000
Revenues	1,468	4,321
Cost of goods sold	—	(3,113)
Gross profit	1,468	1,208
Impairment of intangible asset	—	—
Impairment of goodwill	—	—
Depreciation and amortization expenses	—	(189)
Franchise advertising fund expenses	(83)	(54)
Pre-opening expenses	—	—
Post-closing expenses	(58)	(155)
Sales, general and administrative expenses	(1,405)	(2,703)
Loss on disposal of assets	(643)	—
Loss from discontinued operations	(721)	(1,893)
Other income	4	19
Interest expense, net	(21)	(19)
Loss from discontinued operations before income tax	(739)	(1,893)
Income tax benefit / (expense) from discontinued operations	—	—
Loss from discontinued operations	(739)	(1,893)

Sadot Group Inc.

Notes to the Consolidated Financial Statements

6.       Allowance for Credit Losses on Accounts Receivable

For the periods ended December 31, 2025 and 2024, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Balance at beginning of period	105	173
Adjustments related to Sadot food services	—	54
Adjustments related to Sadot agri-foods	27,646	28
Transferred to assets held for sale	—	(150)
Balance at end of period	27,751	105

7.       Other Current Assets

At December 31, 2025 and 2024, the Company’s other current assets consists of the following:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Prepaid expenses	1,713	1,911
Other receivables	2	82
Derivative contracts	—	93,520
Unrealized gain on derivative contracts	—	18,602
Notes receivable, current	6	6,999
Deposit on farmland	—	5,852
Other current assets	1,721	126,966

There were no derivative contracts pending as of December 31, 2025.

Deposit on farmland consists of amounts advanced in 2024 in connection with a potential farmland project in Indonesia facilitated through Aggia. The total amount of approximately $5.8 million consisted of approximately $5.2 million through the assignment of accounts receivable and approximately $0.6 million in cash payments. The arrangement did not include a definitive purchase agreement or enforceable contractual terms governing refundability or completion of the project, and realization of value was dependent on execution of the project by third parties. During the fourth quarter of 2025, the Company elected to terminate the arrangement and discontinue the project. As a result, the Company determined that the deposit would not provide future economic benefit and recorded a full impairment during the fourth quarter of 2025.

8.       Other Non-Current Assets

At December 31, 2025 and 2024, the Company’s other non-current assets consists of the following:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Security deposits	10	23
Right to use assets	110	132
Other non-current assets	120	155

Sadot Group Inc.

Notes to the Consolidated Financial Statements

9.       Property and Equipment, Net

As of December 31, 2025, and 2024, Property and equipment consist of the following:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Furniture and equipment	19	232
Vehicles	—	215
Leasehold improvements	11	11
Land and land improvements	—	11,766
Construction in process	—	6
Property and equipment, gross	30	12,230
Less: accumulated depreciation	(10)	(410)
Property and equipment, net	20	11,820

Depreciation expense amounted to $0.1 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company wrote off Property and equipment with an original cost value of nil and $0.5 million, respectively. The Company wrote off Property and equipment related to closed locations and future locations that were terminated due to a change of business focus and recorded a loss on disposal of nil and $0.0 million, respectively, for the years ended December 31, 2025 and 2024, respectively, in the Consolidated Statement of Operations and Other Comprehensive (Loss) / Income.

During the year ended December 31, 2025, the Company recognized an impairment charge of $11.8 million related to its Zambia Farm assets. This impairment was triggered by an adverse ruling by the High Court of Zambia, which invalidated underlying agreement and resulted in the Company losing possession, control and ownership of related farmland assets. As a result of the ruling, the assets were determined to have no remaining recoverable value to the Company, and the carrying value was written down to zero.

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

A summary of the intangible assets is presented below:

Sadot Group Inc.

Notes to the Consolidated Financial Statements

	Intangible assets, net at December 31, 2023	Impairment of intangible assets	Amortizat expense	Transfer to assets held for sale	Intangible assets, net at December 31, 2024	Impairment of intangible assets	Amortization expense	Intangible assets, net at December 31, 2025
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Trademark Muscle Maker Grill	—	—	—	—	—	—	—	—
Franchise Agreements Muscle Maker Grill	—	—	—	—	—	—	—	—
Trademark SuperFit	—	—	—	—	—	—	—	—
Domain Name SuperFit	—	—	—	—	—	—	—	—
Customer List SuperFit	—	—	—	—	—	—	—	—
Proprietary Recipes SuperFit	—	—	—	—	—	—	—	—
Non-Compete Agreement SuperFit	—	—	—	—	—	—	—	—
Trademark Pokémoto	83	—	(9)	(74)	—	—	—	—
Franchisee License Pokémoto	2,045	—	(69)	(1,976)	—	—	—	—
Proprietary Recipes Pokémoto	705	—	(40)	(665)	—	—	—	—
Non-Compete Agreement Pokémoto	—	—	—	—	—	—	—	—
	2,833	—	(118)	(2,715)	—	—	—	—

Amortization expense related to intangible assets was $0.0 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

A summary of the goodwill assets is presented below:

	Muscle Maker Grill	Pokémoto	SuperFit Food	Total
	$’000	$’000	$’000	$’000
Goodwill, net at December 31, 2023	—	1,798	—	1,798
Transfer to assets held for sale	—	(1,798)	—	(1,798)
Goodwill, net at December 31, 2024	—	—	—	—
Transfer to assets held for sale	—	—	—	—
Goodwill, net at December 31, 2025	—	—	—	—

11.       Accounts Payables and Accrued Expenses

Accounts payables and accrued expenses consist of the following:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Accounts payable	3,941	2,187
Accrued payroll and bonuses	876	690
Accrued expenses	2,050	51
Accrued interest expenses	982	7
Accrued professional fees	268	249
Accounts payable commodities	25,750	24,833
Sales taxes payable	2	2
Accrued litigation expenses	13,466	—
Total	47,335	28,019

During the year ended December 31, 2025, the Company recorded an accrual for payroll-related expenses associated with its Zambia operations based on management’s estimate of obligations incurred. In the same period, management reassessed these obligations in connection with the legal dispute described above, including the related ruling and pending appeal, and determined that certain accrued payroll amounts were no longer probable of payment. Accordingly, the Company reversed the previously recorded payroll accrual within the year ended December 31, 2025, with the impact recognized in the Consolidated Statement of Operations and Other Comprehensive (Loss) Income. No such accrual remained outstanding as of December 31, 2025.

Additionally, the Company recorded approximately $13.5 million of accrued litigation expenses as of December 31, 2025, related to ongoing legal proceedings described in Note 18. These amounts are included within accrued liabilities in the accompanying consolidated balance sheets.

12.       Notes Payable

Overview

The Company’s notes payable consist of (i) convertible notes, (ii) non-convertible notes payable, and (iii) obligations under a factoring agreement accounted for as a secured borrowing. Only certain notes contain features that permit settlement in shares of the Company’s common stock.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Summary of Notes Payable

As of December 31, 2025

Description	Total	Current Portion	Long-Term Portion
	$’000	$’000	$’000
Convertible notes	2,839	2,839	—
Non-convertible notes	4,098	4,098	—
Factoring arrangement	3,259	3,259	—
Total Notes Payable, net	10,196	10,196	—

As of December 31, 2024

Description	Total	Current Portion	Long-Term Portion
	$’000	$’000	$’000
Convertible notes	4,853	4,853	—
Non-convertible notes	2,537	2,537	—
Total Notes Payable, net	7,390	7,390	—

As of December 31, 2025 and 2024, all notes payable are classified as current, as the Company does not have an unconditional right to defer settlement of these obligations for a period greater than twelve months from the balance sheet date.

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

Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct Yorkville to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Yorkville ( “Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice. The Notes were paid in full in 2024. The Company decided to cancel the SEPA agreement and not make any use of it resulting in a termination of the SEPA.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Convertible Notes

During 2024 and early 2025, the Company issued several secured and senior original-issue-discount convertible notes to multiple institutional investors. These instruments were structured with principal amounts in excess of cash proceeds received due to the embedded original issue discount and, in certain cases, were secured by assets of a subsidiary. The notes provided holders with the option to convert outstanding principal (and, when applicable, accrued interest) into shares of common stock at contractually defined conversion prices, subject to customary adjustment mechanisms. The agreements also included typical covenants, events of default, and other investor protection features frequently found in structured convertible financing arrangements. As of December 31, 2025, the aggregate outstanding balance of convertible notes was approximately $2.8 million.

Note Amendments

As of June 25, 2025, an amendment was executed with the holder of the secured promissory note originally issued on October 22, 2024, which had an original principal balance of $1.4 million. Under the June amendment, the outstanding principal was increased to $2.1 million, and several key terms were revised. Key changes included (i) extending the maturity date to December 31, 2025, (ii) updating the conversion provisions to permit conversion at any time after the original issue date, subject to ownership limitations, (iii) modifying the conversion price to equal the price per share paid in the subsequent financing, and (iv) adding mandatory repayment provisions, including the application of proceeds from capital raises and scheduled monthly principal payments.

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

As of September 24, 2025, the Company entered into several waiver and amendment agreements with certain convertible note holders (the “Waivers”). The Waivers permitted the Company to complete a short-term financing transaction to address liquidity needs and amended the conversion and repayment terms of previously issued secured convertible notes. Key changes included (i) an extension in maturity date of the related note to December 31, 2025, (ii) an increase in the percentage of future capital-raise proceeds required to be applied to debt repayment, and (iii) termination or modification of existing lock-up provisions. (iv) and added prepayment provisions tied to proceeds from that offering and future capital raises.

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

As of December 31, 2025, all amended instruments remained outstanding and continued to accrue interest and amortization in accordance with the updated terms.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Non-convertible Notes Payable

The Company’s non-convertible notes payable consist of short-term borrowings that do not include conversion features and are repayable in cash under contractual terms. As of December 31, 2025, non-convertible notes payable totaled approximately $4.1 million. The outstanding notes have maturity dates ranging from October 2, 2025 through April 30, 2026. As of December 31, 2024, non-convertible borrowings, including short-term secured debt, totaled $2.5 million. Interest rates on notes payable ranged from 3.75% to 46.00% per annum during 2025 and 3.75% to 25.80% during 2024. During the year ended December 31, 2024, the Company transferred $0.6 million of notes payable to liabilities held for sale.

Factoring agreement

As of December 31, 2025, $3.3 million of the Company’s total $10.2 million in notes payable relates to a factoring arrangement accounted for as a secured borrowing. Under the arrangement, accounts receivables with a carrying value of $3.6 million were pledged as collateral. The Company remains exposed to credit risk on the pledged receivables. This amount is included within notes payable in the consolidated balance sheets.

Notes Payable

The Company repaid a total amount of $12.1 million, $10.4 million in cash and $1.7 million were converted stock during the year ended December 31, 2025, and $10.5 million during the year ended December 31, 2024, respectively, of the notes payable. The company entered into new loans in the amount of $11.7 million and $11.1 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had an aggregate amount of $10.2 million in notes payable, net. The notes had interest rates ranging between 3.75% - 46.00% per annum, due on various dates through December 2025.

As of December 31, 2025, the Company has outstanding short-term secured debt in the form of notes payable totaling $10.2 million, which is included in the $10.2 million in notes payable, net. The effective interest rate on the short-term secured debt is 3.75% - 46.00%.

Certain of the Company’s notes payable are secured by assets of the Company and its subsidiaries, and the lenders have recourse to such assets in the event of default.

The maturities of notes payable as of December 31, 2025, are as follows:

Principal Amount
$’000
1/1/25-12/31/25	10,257
1/1/26-12/31/26	35
1/1/27-12/31/27	—
1/1/28-12/31/28	—
Thereafter	—
Total maturities	10,292
Less discount	(96)
Notes payable, net	10,196

Sadot Group Inc.

Notes to the Consolidated Financial Statements

13.       Leases

The Company’s leases as of December 31, 2025 consisted of a corporate office. Please see Note 18 – Commitments and contingencies for further details. The Company determines if a contract contains a lease at inception. The leases generally have remaining terms of 1-5 years and most leases include the option to extend the leases for an additional 5 years.

The total lease cost associated with Right of use assets and Operating lease liabilities for the year ended December 31, 2025, was $0.1 million and has been recorded in the Consolidated Statement of Operations and Other Comprehensive Loss within Cost of goods sold.

During the year ended December 31, 2025, none of the Company’s lease liabilities were moved to Liabilities held for sale. See Note 4 – Assets held for sale and Note 5 – Discontinued operations for additional information. Right to use asset and operating lease liabilities decreased due to the refranchising, sale and closure of all corporate owned locations by December 31, 2025.

The Company’s assets and liabilities related to the Company’s leases were as follows:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Assets
Right to use asset	110	132
Total lease assets	110	132
Liabilities
Total lease liabilities	111	272
Transferred to liabilities held for sale	—	(138)
Operating leases – current	27	23
Operating leases – non-current	84	111

The table below presents the future minimum lease payments under the noncancellable operating leases as of December 31, 2025:

	Total	Operating Leases Held for Sale	Current Operating Leases
	$’000	$’000	$’000
Fiscal Year:
1/1/2026-12/31/2026	45	—	45
1/1/2027-12/31/2027	45	—	45
1/1/2028-12/31/2028	45	—	45
1/1/2029-12/31/2029	11	—	11
1/1/2030-12/31/2030	—	—	—
Thereafter	—	—	—
Total lease payments	147	—	147
Less imputed interest	35	—	35
Present value of lease liabilities	111	—	111

Sadot Group Inc.

Notes to the Consolidated Financial Statements

The Company’s lease term and discount rates were as follows:

As of December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	3.28
Weighted-average discount rate
Operating leases	18.0%

14.       Deferred Revenue

During the years ended December 31, 2025 and 2024, no deferred revenue was transferred to Liabilities held for sale. See Note 4 – Assets held for sale for additional information.

The Company’s deferred revenue consists of the following:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Deferred revenues, net	—	2,251
Less: deferred revenue, current	—	(2,251)
Deferred revenues, non-current	—	—

Deferred revenue related to commodity forward sales contracts and prepayments received on incomplete trades were nil and $2.3 million, as of December 31, 2025 and 2024, respectively. Deferred revenue related to deferred franchise fees were nil as of December 31, 2025 and 2024, respectively.

15.       Other Current Liabilities

Other current liabilities consist of the following:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Derivative contracts	—	60
Operating lease liability, current	27	23
Derivative liability, current	—	92,094
Total	27	92,177

16.       Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Operating lease liability, non-current	84	111
	84	111

Sadot Group Inc.

Notes to the Consolidated Financial Statements

17.       Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2025 and 2024 are presented below:

	As of
	December 31, 2025	December 31, 2024
	$’000	$’000
Deferred tax assets:
Net operating loss carryforwards	19,967	14,525
Receivable allowance	5,947	10
Stock-based compensation	59	58
Intangible assets	—	—
163(j) adjustment	2,299	1,091
Loss on discontinued operations	263	—
Accrued expenses	90	159
Other carryforwards	158	158
Leases	24	58
Gross deferred tax asset	28,807	16,059
Deferred tax liabilities:
Property and equipment	(3)	(46)
Leases	—	(28)
Unrealized gains	96	(3,969)
Receivable allowance	—	—
Gross deferred tax liabilities	93	(4,043)
Net deferred tax assets	28,900	12,016
Valuation allowance	(28,900)	(12,016)
Net deferred tax asset, net of valuation allowance	—	—

The income tax (benefit) / expense for the periods shown consist of the following:

	For the Year Ended December 31,
	2025	2024
	$’000	$’000
Federal:
Current	—	—
Deferred	—	—
State and local:
Current	—	—
Deferred	—	—
Foreign:
Current	(228)	3
Deferred	—	—
Current and deferred income tax expense	(228)	3
Change in valuation allowance	—	—
Income tax (benefit) /expense	(228)	3

Sadot Group Inc.

Notes to the Consolidated Financial Statements

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods shown, are as follows:

	As of
	December 31, 2025	December 31, 2024
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal impact	(0.8)%	2.2%
Permanent differences	—%	0.6%
Return to provision adjustments	(1.4)%	2.8%
Foreign Tax	—%	(1.1)%
Fair value gain/loss on share issuance	—%	(21.8)%
Deferred adjustments due to discontinued operations	—%	14.8%
Other	—%	—%
Change in valuation allowance	(18.8)%	(18.4)%
Effective income tax rate	—%	0.1%

The Company has filing obligations in what it considers its U.S. major tax jurisdictions as follows: Connecticut, Kansas, Texas, Virginia, New York State and New York City. The earliest year that the Company is subject to examination is the year ended December 31, 2015.

The Company has approximately $20.0 million of Federal and State Net operating loss (“NOLs”) available to offset future taxable income. The net operating loss carryforwards generated prior to 2018, if not utilized, will expire from 2035 to 2037 for federal and state purposes.

As of December 31, 2025 and 2024, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and has recognized a valuation allowance of $28.9 million and $12.0 million, respectively. The valuation allowance decreased by approximately $16.9 million.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more “5 percent shareholders” increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period or beginning the day after the most recent ownership change, if shorter.

18.       Commitments and Contingencies

Forward Purchase and Sales Contracts

On September 12, 2023, the Company through Sadot Agri-Foods, entered into a forward purchase contract titled the Verified Emissions Reduction Purchase Agreement (“VERPA”) for the acquisition of 180,000 Verified Carbon Units (“VCUs”) generated by a conservation project along the Riau coastline in Indonesia (“conservation project”). Under the VERPA, Sadot Agri-Foods will acquire the VCUs between 2025 and 2027 at a price of $35.69 per VCU, or $6.4 million in total, which was paid on September 23, 2023, and recorded as “Prepaid forward on carbon offsets” on the balance sheet. Delivery of the VCUs is expected within 14 days from credit issuance annually, with delivery to occur no later than December each year. On September 13, 2023, the Company also entered into a separate forward sales agreement, where the purchaser agreed to acquire 180,000 VCUs between 2025 and 2026 at a price of $44.62 per VCU, or $8.0 million. These VCUs were expected to be generated from the same conservation project, with payment due by 2025. Additionally,

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Sadot Agri-Foods had the right to repurchase any VCUs during the contract term at the current market price, determined by an independent marketplace, and this contract was classified as a derivative under ASC 815. On September 20, 2024, the Company sold the right to both contracts for $9.3 million, recorded in Commodity sales, and the $6.4 million prepaid amount was recorded in Cost of goods sold. Partially offsetting the $2.9 million gain on the prepaid asset, the Company derecognized the $1.4 million derivative asset related to the fair value of the forward contract and recorded a loss for that amount in the line item Gain on fair value remeasurement on the Consolidated Statement of Operations and Other Comprehensive (Loss) / Income.

On November 24, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 Metric Tons (“MTs”) of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in May 2025, which is the executed contract date. The acquisition price for these MTs is $662 per MT, or $46.3 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815. The Gain on fair value remeasurement recorded during the years ended December 31, 2025 and 2024 were $nil and $8.6 million, respectively.

On December 6, 2023, the Company through Sadot Agri-Foods, entered into a forward sale contract for the sale of 70,000 Metric Tons (“MTs”) of soybeans. Sadot Agri-Foods will provide 70,000 MTs to a third-party in July 2025, which is the executed contract date. The acquisition price for these MTs is $674 per MT, or $47.2 million in the aggregate. This contract was determined to be a derivative in accordance with ASC 815. The Gain on fair value remeasurement recorded during the years ended December 31, 2025 and 2024 were $ nil and $9.1 million, respectively.

Refer to Note 3 – Significant accounting policies, Note 19 – Fair value measurement and Note 20 – Financial instruments for additional information regarding the Unrealized gain on derivative contracts.

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

Sadot Group Inc.

Notes to the Consolidated Financial Statements

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

Additionally, for the years ended December 31, 2025 and 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods operating expenses including labor, operating expenses and general administrative expenses of $0.0 million, $0.0 million and $1.9 million, respectively and all operating costs related to Sadot Agri-Foods including labor, operating expenses and general administrative expenses of $1.8 million and $0.3 million and $1.7 million respectively.

On November 24, 2025, the Services Agreement with Aggia LLC FC (“Aggia”) was terminated and the parties’ ongoing consulting and performance-based compensation arrangement was ended. As a result of the termination, no further services will be provided by Aggia and no additional performance-based share issuances or related contingent compensation will be earned under the agreement. Any previously issued shares and any residual rights or obligations, if applicable, will continue to be governed by the terms of the agreement as amended prior to termination. On November 20, 2025, the Company entered into a Settlement Agreement with Aggia. Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended, and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents.

Franchising

During the years ended December 31, 2025 and 2024, the Company entered into various Pokémoto franchise agreements for a total of 0 and 27, respectively, potentially new Pokémoto locations with various franchisees. The Franchisees paid the Company an aggregate of $0.0 million and $0.4 million and this has been recorded in liabilities held for sale as of December 31, 2025 and 2024, respectively. See Note 4 – Assets held for sale for additional information.

State Taxes

The Company had accrued a state tax liability for approximately $2.0 thousand and $2.0 thousand as of December 31, 2025, and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, the Company has accrued for the liability in accounts payable and accrued expenses.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Litigations, Claims and Assessments

Lombard Trading International Corp. commenced two related proceedings against Sadot Latam, LLC and the Company and in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01 & 2025-021675-CA-01). In each case, plaintiff alleges a breach of contract claim related to an agricultural commodities transaction against Sadot Latam, LLC and seeks damages in the approximate amount of $7.4 million and $17 million, respectively. The plaintiff also alleges an alter ego and contract guaranty claim against the Company related to the alleged breach of contract. The original claims have been substantially narrowed through the Company's successful motions practice. The Company denies the allegations and has filed its Answer, Affirmative Defenses, and Counterclaim, asserting a counterclaim of approximately $1.6 million against the plaintiff for amounts paid by the Company for which no goods were delivered. The Company has also filed a motion to dismiss the alter ego and contract guaranty claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the range of potential loss at this time. Based on the assessment of the Company's legal counsel, a loss in respect of the plaintiff's claim is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

In August 2023, the Company closed on the acquisition of approximately 5,000 acres of farmland in the Mkushi Region of Zambia through Sadot Zambia. Sadot Zambia is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC. On December 11, 2025, the High Court for Zambia (Commercial Division) delivered a judgment in the case of Cropit Farming Limited v. Sadot LLC (2025/HPC/0184). The Court declared the Pre-Conditional Offer Agreement, the Purchase of Receivables and Validation Agreement, and the Joint Venture Agreement between the parties to be invalid, non-binding, and unenforceable. As a result, the Company, has lost possession, control, and ownership of approximately 5,000 acres of farmland in Mkushi, Zambia, which had been placed in escrow pursuant to the invalidated agreements. The Court dismissed Cropit Farming Limited's claims for monetary damages but ordered Sadot LLC, a wholly owned subsidiary of the Company, to pay Cropit Farming Limited's litigation costs. The Company's counterclaims were also dismissed. The Company has filed an appeal seeking recovery of $3.5 million. The appeal process is expected to take in excess of one year. There is no guarantee that the Company will be successful in such appeal. While the Court has ordered the Company to pay Cropit Farming Limited’s litigation costs, the amount of such costs has not yet been determined. Accordingly, no liability has been accrued as of December 31, 2025, as the amount of the obligation is not reasonably estimable.

Zen-Noh Grain Corporation commenced commodity arbitration proceedings against Sadot Group Inc. and Sadot Latam LLC claiming non-delivery under a grain sales contract. The Company denies liability on the basis that Sadot Group Inc. was not a party to the underlying contract and that Sadot Latam LLC performed its obligations. All submissions have been exchanged and an award is expected in mid-2026. The Company believes it has meritorious defenses, including jurisdictional grounds for dismissal of the claim against Sadot Group Inc., but the outcome of arbitration proceedings is inherently uncertain and cannot be predicted. Based on the assessment of the Company's legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

Kevin Mohan v Sadot Group Inc., formerly Muscle Maker, Inc. (AAA Case No. 01-25-0003- 4507). Former Chairman's employment claims under Texas law exceeding $0.3 million (excluding unvested stock). The Claimant failed to pay the arbitrator's deposit. The arbitration was suspended on 5 March 2026 (Preliminary Order No. 3) and terminated without prejudice on 31 March 2026 (Preliminary Order No. 4, Arbitrator John Allen Chalk, Sr.) pursuant to AAA Rule 56(d). No award was made and no liability was determined. The Claimant retains the right to refile until approximately March 2029 (limitation). It is too early to assess whether there would be a continuation to this claim, resulting in a loss and even if there was a loss the amount of such a loss cannot be estimated. On April 2, 2026, Mr. Mohan filed a complaint against the Company in the United States District Court for the District of Texas alleging breaches of employment contract and damages in the amount greater than $250,000 and less than $1,000,000 relating to alleged unpaid performance bonuses.  The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects. No contingent liability has been recorded as of December 31, 2025.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Nuval Trade S.A. v. Sadot Latam LLC (GAFTA No. 19-403) is a GAFTA arbitration arising from two soybean meal contracts. On April 17, 2026, a partial award was issued in favor of Nuval Trade S.A. against Sadot Latam LLC (not Sadot Group Inc.). The award relates to contracts dated February 27, 2024 and April 9, 2024, and grants approximately $12.0 million in damages. In addition, the award provides for interest at 5% per annum, compounded quarterly, on approximately $11.1 million from August 13, 2024 and on approximately $1.0 million from February 11, 2025 until the date of payment, as well as reimbursement of Nuval’s legal fees and arbitration costs. As of December 31, 2025, the total estimated liability, including interest and costs, was approximately $12.9 million, which has been accrued.

The Andersons, Inc. v Sadot LLC. On September 26, 2025, The Andersons, Inc. filed an admiralty and maritime action in the United States District Court for the Southern District of Ohio in aid of a arbitration proceeding against the Company’s subsidiaries, Sadot LLC and Sadot Latam, alleging breach of a contract for the sale of Argentine wheat and seeking approximately $521,641 plus alleged dispatch, pre-award interest, and other fees.  In February 2026, The Andersons initiated a related GAFTA arbitration against the same parties. On March 9, 2026, The Andersons amended its complaint to add the Company as a defendant. The Company intends to defend these claims. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible, but not probable, and the amount or range of any potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued under ASC 450 as of December 31, 2025.

Star Fund commenced proceedings alleging that Sadot Group Inc. guaranteed Sadot Latam LLC's obligations under a factoring agreement and claiming approximately $2.9 million. The claim against Sadot Group Inc. was based solely on a 2023 board resolution authorizing management to guarantee subsidiary debt with specified lenders. No executed guaranty document exists and Star Fund was not named in the resolution. The guaranty count was dismissed by agreement on December 9, 2025. A motion for summary judgment by a codefendant was heard on February 25, 2026 and remains under advisement. Following the dismissal by agreement of the guaranty count on December 9, 2025, the only count remaining against Sadot Group Inc. is a derivative unjust enrichment claim, in respect of which the Company maintains it has meritorious defenses on the basis that no executed guaranty document exists, no benefit was received by Sadot Group Inc., and Star Fund was not a party identified in the underlying 2023 board resolution. The matter remains pending against Sadot Group Inc. and Sadot Latam LLC. Based on the assessment of the Company's legal counsel, a loss in respect of the residual claim against Sadot Group Inc. is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

Rocket Capital NY LLC v. Sadot Latam LLC. The plaintiff commenced proceedings in connection with a merchant cash advance arrangement entered into by Sadot Latam LLC. The claim is against Sadot Latam LLC only, not Sadot Group Inc. The matter is at a preliminary stage. The Company denies the allegations and will defend the proceedings. Based on the assessment of the Company's legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

Broadgrain Commodities Inc. v. Sadot Latam LLC (GAFTA arbitration). Commodity arbitration commenced in connection with grain sales contracts. The claim is against Sadot Latam LLC only, not Sadot Group Inc. The arbitration has been concluded with an award in favor of Sadot Latam LLC. The tribunal dismissed the claimant’s claims in their entirety and awarded that the fees and costs of the arbitration be borne by the claimant. Accordingly, the Company does not expect any loss related to this matter, and no contingent liability has been accrued as of December 31, 2025.

Seacape Shipping & Trading LLC v. Sadot Latam LLC. The plaintiff commenced maritime proceedings in connection with an alleged demurrage and freight claim. The claim is against Sadot Latam LLC only, not Sadot Group Inc. On April 20, 2026, the Company received a final arbitration award in favor of Seacape, awarding $542,300 for demurrage at Guayaquil, Ecuador, $48,096 for shifting costs at CHS Myrtle Grove, and interest of $59,844 on the aggregate of these amounts through the date of the award, as well as Seacape’s legal fees and costs of $70,120 and arbitration fees and expenses. As of December 31, 2025, the total estimated liability, including interest and costs, was approximately $729,000, which has been accrued.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Centurion MPP Pte. Ltd. v. Sadot Latam LLC. The claimant commenced proceedings in Singapore arising out of an alleged breach of a commodity sale and purchase contract. The claim is against Sadot Latam LLC only, not Sadot Group Inc. The matter is at a preliminary stage. The Company denies the allegations and will defend the proceedings. Based on the assessment of the Company's legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of December 31, 2025.

OSR Rotterdam BV filed a maritime attachment claim against Sadot Latam LLC on April 14, 2025 arising from an alleged breach of a charter party. OSR claims a contractual cancellation fee of $250,000 plus interest. The Company has recorded $250,000 within accounts payable as of December 31, 2025 in respect of the principal claim. Based on the assessment of the Company's legal counsel, a loss is probable and the principal amount has been accrued; the amount of any further interest, costs, and enforcement charges in excess of the accrued sum cannot be reasonably estimated at this time.

Canfornav Inc. obtained a foreign arbitration award against Sadot Latam LLC for demurrage of approximately $70,000 (comprising principal of approximately $3,000 plus interest and costs). The award was confirmed by petition in the United States District Court for the Northern District of Texas. The Company has no substantive defense to enforcement. Settlement discussions are ongoing on the basis of an aggregate settlement figure of approximately $53,000 with the objective of avoiding further enforcement costs. The Company has accrued $81,992 in respect of this matter within accrued expenses as of December 31, 2025, which exceeds both the awarded sum and the proposed settlement figure. Any settlement at the lower figure currently under negotiation would result in the release of the excess accrual.

On November 21, 2025, Upcommodity LLC filed a complaint against Sadot Latam LLC in the 11th Judicial Circuit of Miami-Dade County, Florida (Case No. 2025-023130-CA-01) alleging breach of contract arising from a grain facilitation arrangement under which Upcommodity claims Sadot Latam LLC is obligated to repurchase outstanding invoices following default by end-buyers. A default judgment was entered against Sadot Latam LLC. The claim is against Sadot Latam LLC only, not Sadot Group Inc. The Company has accrued $610,561 in respect of this matter within accrued expenses as of December 31, 2025, representing the full amount of the default judgment entered against Sadot Latam LLC. The Company is evaluating post-judgment options.

On April 4, 2026, a former employee of the Company filed a complaint against the Company and its chief executive officer in the United States District Court for the District of New Jersey alleging breaches of employment contract and damages in the amount of $144,212 plus punitive damages relating to alleged unpaid performance bonuses, vacation time, and severance.  The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

On February 18, 2026, Lisiten Associates Inc. filed a complaint against the Company in the Supreme Cout of the State of New York, County of New York, alleging unpaid brokerage fees in connection with the sale of the Company’s restaurant business in the amount of $319,000 plus treble damages.  The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

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

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Employment Agreements

On February 10, 2025, the Company and Sadot Brasil Ltda. (“Sadot Brasil”), the Company’s wholly owned subsidiary, entered into an Employment Agreement with Catia Jorge effective February 10, 2025. During the term of the Employment Agreement, Ms. Jorge will serve as Chief Executive Officer for both the Company and Sadot Brasil and will be entitled to a base salary at the annualized rate of $0.3 million. In addition, Ms. Jorge will be entitled to a one time bonus of $0.5 million of which half will be payable upon the 90 day anniversary of her engagement and the balance to be paid on the 180 day anniversary (the “Bonus”). Ms. Jorge will also receive a one time grant of $0.1 million in restricted stock grants. Further, the Company will make a contribution of up to $16.0 thousand per annum contribution to a private pension plan. The restricted stock grant vests quarterly over one year in equal quarterly installments commencing January 1, 2025, which shall be priced and issued on the third trading day immediately following the filling the Form 10K Annual Report for such applicable year. The per share price will be the closing price immediately prior to the date of each grant. If Ms. Jorge is terminated by the Company for any reason other than cause Ms. Jorge will be entitled to a severance package of 18 months of salary. Ms. Jorge’s compensation, which, except for the Bonus, is denominated in Brazilian Real, has been converted to U.S. Dollars for the purpose of this disclosure. Please note that the conversion rate used for disclosure purposes is is 6 Reais to every 1 U. S. Dollar as of February 10, 2025. Actual payments to Ms. Jorge will be made in Brazilian Real, and the amounts received may vary based on fluctuations in the exchange rate at the time of payment. This disclosure is intended to provide transparency regarding the compensation agreed upon in the Brazilian Real currency, which is the operational currency for Mr. Jorge’s compensation unless noted otherwise. Ms. Jorge resigned for personal reasons as Chief Executive Office on May 2, 2025, effective June 1, 2025.

On February 9, 2025 the Company entered into an Executive Employment Agreement with Michael Roper (the “Roper Agreement”), which replaced his prior employment agreement. Pursuant to the Roper Agreement, Mr. Roper will transition to the role of Chief Governance and Compliance Officer, reporting directly to the Company’s Chief Executive Officer. During the term of the Roper Agreement, Mr. Roper is entitled to a base salary at the annualized rate of $0.4 million consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025 which shall be priced and issued on the third trading day immediately following the filing of the Form 10K Annual Report for such applicable year. Mr. Roper will be eligible for a discretionary performance bonus to be determined by the Board annually with the annual bonus for the year ended December 31, 2025 to be equal to 75% of the cash salary. If Mr. Roper is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such equity grant. If Mr. Roper is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Roper will be entitled to a severance payment equal 18 months of the annual compensation, all bonuses earned and all equity compensation shall be fully accelerated. On January 5, 2026, the Company and Mr. Roper entered into a Separation Agreement, pursuant to which Mr. Roper’s employment with the Company will terminate by mutual agreement effective as of January 19, 2026. See Note 23 – Subsequent Events for details.

On February 9, 2025 the Company entered into an Executive Employment Agreement with Jennifer Black (the “Black Agreement”), which replaced her prior employment agreement. Pursuant to the Executive Employment Agreement entered with Ms. Black (the “Black Agreement”), Ms. Black will continue to serve as Chief Financial Officer, reporting directly to the Company’s Chief Executive Officer. During the term of the Black Agreement, Ms. Black is entitled to a base salary at the annualized rate of $0.4 million consisting of an annual cash salary of $0.3 million and an annual restricted stock grant of $0.1 million vesting quarterly over one year in equal quarterly installments commencing January 1, 2025 which shall be priced and issued on the third trading day immediately following the filing of the Form 10K Annual Report for such applicable year. Ms. Black will be eligible for a discretionary performance bonus to be determined by the Board annually with the annual bonus for the year ended December 31, 2025 to be equal to 75% of the cash salary. If Ms. Black is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such equity grant. If Ms. Black is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Black will be entitled to a severance payment equal 12 months of the annual compensation, all bonuses earned and all equity compensation shall be fully accelerated. On July 28, 2025 the Company and Ms. Black entered into a mutual Separation Agreement. According to the terms of the agreement, severance and bonuses were accrued as of December 31, 2025.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

On November 16, 2022, the Company entered into an Executive Employment Agreement with Kenn Miller (the “Miller Agreement”), which replaced his prior employment agreement. Pursuant to the Miller Agreement, Mr. Miller will continue to be employed as Chief Operating Officer of the Company on an at will basis. During the term of the Miller Agreement, Mr. Miller is entitled to a base salary at the annualized rate of $0.3 million. Mr. Miller will be eligible for a discretionary performance bonus up to 75% of his annual salary. Further, Mr. Miller will be entitled to an additional bonus of $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Miller is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Miller is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Miller will be entitled to a severance payment equal to 36 months of salary, which will be reduced to 12 months following the second anniversary of the Miller Agreement, and all equity compensation shall be fully accelerated. On August 29, 2025, Mr. Miller resigned as Chief Operating Officer, effective September 25, 2025.

On November 16, 2022, the Company entered into an Executive Employment Agreement with Kevin Mohan (the “Mohan Agreement”), which replaced his prior employment agreement. Pursuant to the Mohan Agreement, Mr. Mohan will continue to be employed as Chief Investment Officer of the Company on an at will basis. During the term of the Employment Agreement, Mr. Mohan is entitled to a base salary at the annualized rate of $0.2 million. Mr. Mohan will be eligible for a discretionary performance bonus up to 75% of his annual salary. Mr. Mohan received an additional bonus of $0.1 million on March 2, 2023 and an additional $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Mr. Mohan is terminated for any reason, he will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Mr. Mohan is terminated by the Company for any reason other than cause or resigns for a good reason, Mr. Mohan will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Mohan Agreement, and all equity compensation shall be fully accelerated. On April 11, 2025, Mr. Mohan resigned as Chief Investment Officer effective May 5, 2025.

On November 16, 2022, the Company entered into an Executive Employment Agreement with Aimee Infante (the “Infante Agreement”), which replaced her prior employment agreement. Pursuant to the Infante Agreement, Ms. Infante will continue to be employed as Chief Marketing Officer of the Company on an at will basis. During the term of the Infante Agreement, Ms. Infante is entitled to a base salary at the annualized rate of $0.2 million. Ms. Infante will be eligible for a discretionary performance bonus up to 25% of her annual salary. Further, Ms. Infante will be entitled to an additional bonus of $25.0 thousand which is accrued and unpaid, relating to the appointment of certain directors pursuant to the agreement with Aggia. If Ms. Infante is terminated for any reason, she will be entitled to receive accrued salary and vacation pay, accrued bonus payments, all expense reimbursements and shall be entitled to exercise any equity compensation rights through the last day of the term applicable to such stock option. If Ms. Infante is terminated by the Company for any reason other than cause or resigns for a good reason, Ms. Infante will be entitled to a severance payment equal to 36 months of salary, which will be reduced to six months following the second anniversary of the Infante Agreement, and all equity compensation shall be fully accelerated. Ms. Infante was terminated on January 5, 2026, and the Company will recognize an accrual for six months of severance and related obligations in the first quarter of 2026.

On May 28, 2025, the Company entered into an Employment Agreement with Chagay Ravid, ("Mr. Ravid”). During the term of the Employment Agreement, Mr. Ravid will serve as Chief Executive Officer of the Company and will be entitled to a base salary at the annualized rate of $200,000. Mr. Ravid will receive a one-time grant of $100,000 in restricted stock which vests quarterly over one year in equal quarterly installments commencing October 1, 2025 which will be priced as of the start date. If Mr. Ravid is terminated by the Company for any reason other than cause Mr. Ravid will be entitled to a severance package of 12 months of salary.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

On December 3, 2025, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with CO-Finance Financial and Accounting Consulting Ltd. (“CO-Finance”), a company wholly owned by Mr. Oren Attiya, pursuant to which CO-Finance agreed to provide the services of Mr. Attiya as the Company’s Chief Financial Officer, effective December 6, 2025. Under the terms of the Consulting Agreement, CO-Finance will receive a monthly fee of approximately $15,000 equal to 7% less than the full compensation paid to the Company’s Chief Financial Officer for the 2024 fiscal year, plus applicable value-added tax (VAT). The Consulting Agreement provides that Mr. Attiya will perform up to 90 hours of services per calendar month (not less than 72 hours and not more than 108 hours without advance approval), including certifying the Company’s annual and quarterly financial statements. CO-Finance, on behalf of Mr. Attiya, is entitled to up to 12 annual leave days and up to 18 sick leave days per year, subject to coordination and documentation requirements. CO-Finance invoices the Company monthly, and payment is due by the 9th day of the following month upon submission of a duly issued tax invoice and record of hours. The Consulting Agreement provides for standard confidentiality, non-competition, and invention-assignment undertakings, and specifies that no employment relationship is created between the Company and Mr. Attiya or CO-Finance. The Consulting Agreement is for an indefinite term and may be terminated by either party upon 90 days’ prior written notice, or by the Company immediately upon the occurrence of certain specified events. Mr. Attiya continues to serve as the Company’s Chief Financial Officer.

NASDAQ Notice

On September 9, 2025, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) due to its common stock trading below $1.00 for 30 consecutive business days ended September 8, 2025. The Company was not eligible for the standard 180-day compliance period due to a prior reverse stock split within the preceding one-year period.

The Company’s Board of Directors approved a 1-for-10 reverse stock split, and on September 9, 2025 the Company filed a Certificate of Change with the Nevada Secretary of State to effect the reverse stock split, which became effective on September 15, 2025. As a result, every ten shares of common stock were combined into one share, with no change to par value. The Company’s authorized share count was reduced from 20 million to 2 million shares.

The Company’s common stock began trading on a split-adjusted basis on September 15, 2025 under the symbol “SDOT,” and a new CUSIP number was assigned.

On October 10, 2025, Nasdaq notified the Company that it had regained compliance with the minimum bid price requirement.

On January 8, 2026, the Company received notice that it was not in compliance with Nasdaq Listing Rule 5620(a) due to the failure to hold an annual meeting within twelve months of fiscal year-end. The Company submitted a compliance plan on February 16, 2026, and on March 9, 2026 Nasdaq granted an extension until June 29, 2026 to regain compliance.

Subsequent to year-end, the Company held its annual meeting of shareholders on April 13, 2026, thereby satisfying the requirements of Nasdaq Listing Rule 5620(a).

19.       Fair Value Measurement

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

December 31, 2025
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Derivative asset	—	—	—	—
Derivative contracts	—	—	—	—
Equity securities*	—	—	—	—
Total financial assets	—	—	—	—
Financial liabilities:
Derivative liability	—	—	—	—
Derivative contracts	—	—	—	—
Total financial liabilities	—	—	—	—

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Financial assets:
Derivative asset	—	93,520	—	93,520
Derivative contracts	—	18,602	—	18,602
Total financial assets	—	112,122	—	112,122
Financial liabilities:
Derivative liability	—	92,094	—	92,094
Derivative contracts	—	60	—	60
Total financial liabilities	—	92,154	—	92,154

There were no transfers between fair value levels during the year ended December 31, 2025.

See Note 18 – Commitments and contingencies and Note 20 – Financial instruments for details related to the unrealized gain on derivative contracts being fair valued using Level 2 inputs.

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

Equity Securities

During the period, the Company acquired an ownership interest in a third-party entity that develops and operates carbon credit projects. This investment qualifies as an equity security under ASC 321 because the Company does not control the entity and does not have the ability to exercise significant influence over its operating and financial policies. The Company’s Level 3 balance represents an equity investment measured at cost under the ASC 321 measurement alternative. The investment was acquired in July 2025 through a non-cash settlement of accounts receivable and accounts payable with a counterparty. Because the investment lacks a readily determinable fair value and uses significant unobservable inputs to estimate value, it is classified as Level 3 for disclosure purposes. During the fourth quarter of 2025, the Company recognized a full impairment of its investment in PT Proyek Konservasi Riau (formerly PT Green Bomas Indonesia), in the amount of $13.4 million. The impairment was primarily driven by a restructuring of the project, pursuant to which the underlying partnership agreements with local forest management entities (LPHDs), representing the investee’s primary economic assets and source of expected future cash flows, were novated to a third-party special purpose vehicle. As a result, the investee no longer holds rights to develop or monetize carbon credits and has no remaining revenue-generating activities or economic participation in the project. Accordingly, management determined that the fair value of the investment declined to zero as of December 2025, and recognized a full write-off in accordance with applicable accounting guidance.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

The following tables presents information about the Company’s Level 3 roll forward for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	$’000	$’000
Beginning Balance	—	—
Additions	13,412	—
Unrealized gain recognized in earnings	—	—
Transfers in / out of Level 3	—	—
Sales / disposals / impairments	(13,412)	—
Ending Balance	—	—

Valuation Techniques and Inputs

The equity investment was acquired through the exchange of outstanding receivables and is carried at cost, less any impairment, in accordance with the measurement alternative for equity securities without readily determinable fair values. The Company did not estimate fair value as of December 31, 2025, because observable market prices for the investment are not available and no valuation techniques using unobservable inputs were applied. The investment is classified within Level 3 of the fair value hierarchy solely due to the absence of observable market data, rather than the use of a fair value model. Changes in market conditions or project-specific developments could affect future assessments of impairment.

20.       Financial Instruments

Inherent in our business is the risk of matching the timing of our purchase and sales contracts. The prices of food and feed commodities (e.g., soybeans, wheat, corn, etc.) and carbon offset units we buy and sell are based on a constantly moving terminal market price determined by various exchanges (e.g., CME, Chicago Board of Trade (“CBOT”) and Dalian Commodity Exchange (“DCE”), etc.). Were we not to hedge such exposures, we could be exposed to significant losses due to the continually changing commodity prices.

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

Sadot Group Inc.

Notes to the Consolidated Financial Statements

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

The Company’s assets and liabilities related to unrealized gains or losses on fair value hedges measured at fair value at December 31, 2025 and 2024 are as follows:

Derivatives designated as fair value hedges	Balance Sheet Location	December 31, 2025	December 31, 2024
Asset (liability) derivatives:		$’000	$’000
Derivative contracts	Other current liabilities	—	(60)
Total		—	(60)

The table below summarizes the realized gain or (loss) on the Company’s derivative instruments and their location in the Consolidated Statement of Operations and Other Comprehensive (Loss) / Income:

		For the Years Ended
Derivatives in hedging relationships	Location of Gain / (Loss) Recognized	December 31, 2025	December 31, 2024
		$’000	$’000
Unrealized loss on derivative contracts	Cost of goods sold	—	(16,836)
Total		—	(16,836)

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

Sadot Group Inc.

Notes to the Consolidated Financial Statements

The follow table sets forth the fair value of derivatives not designated as hedging instruments as of at December 31, 2025 and 2024:

Derivatives	Balance Sheet Location	December 31, 2025	December 31, 2024
Asset (liability) derivatives:		$’000	$’000
Unrealized gain on derivative contracts	Other current assets	—	18,602
Derivative asset	Other current assets	—	93,520
Derivative asset	Other non-current assets	—	—
Derivative liability	Other current liabilities	—	(92,094)
Derivative liability	Other non-current liabilities	—	—
Total		—	20,028

The table below summarizes the realized gain or (loss) on the Company’s derivative instruments and their location in the Consolidated Statement of Operations and Other Comprehensive (Loss) / Income:

For the Years Ended
Derivatives	Location of Gain / (Loss) Recognized	December 31, 2025	December 31, 2024
		$’000	$’000
Unrealized gain on derivative contracts	Gain / (loss) on fair value remeasurement	—	—
Total		—	—

21.       Equity

Stock Option and Stock Issuance Plan

2021 Plan

The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 15,000 shares of common stock for issuance. As of December 31, 2025, 6,561 shares have been issued and 8,436 options to purchase shares have been awarded under the 2021 Plan.

2023 Plan

The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 25,000 shares of common stock for issuance. As of December 31, 2025, 24,238 shares have been issued and 690 option to purchase shares have been awarded under the 2023 Plan.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

2024 Plan

The Company’s board of directors and shareholders approved and adopted on October 27, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 75,000 shares of common stock for issuance. As of December 31, 2025, 74,996 shares have been issued under the 2024 Plan and nil option to purchase shares have been awarded under the 2024 Plan.

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

Sadot Group Inc.

Notes to the Consolidated Financial Statements

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

On December 3, 2024, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with institutional investors (“Purchasers”) and issued an aggregate of $3.75 million aggregate principal amount of convertible senior notes due in 2025 (the “Notes”) for aggregate gross proceeds of approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company (the “Offering”). RBW Capital Partners LLC, offering all securities through Dominari Securities LLC, served as the exclusive placement agent for the Offering. The Offering closed on December 4, 2024. Pursuant to the Purchase Agreement, the Notes were issued with an original issue discount of 20%. The Notes will mature on December 4, 2025, unless earlier converted upon the satisfaction of certain conditions. The conversion price of the Notes is $41.0 per share of common stock. The Notes include a “Most Favored Nation” clause which grants to the Purchasers the right to claim better conversion terms should the Company provide such to any as long as the Notes are outstanding. The Purchasers will be prohibited from effecting a conversion of the Notes to the extent that, as a result of such conversion, a Purchaser would beneficially own more than 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. The Company agreed to register the shares of common stock underlying the Notes for resale under a Registration Statement on Form S-3, pursuant the Securities Act of 1933. The Notes contain a covenant prohibiting the Company to incur, guarantee or assume any indebtedness, other than certain permitted indebtedness, create or allow or suffer any mortgage, lien, security interest or other encumbrance on its property or assets , other than permitted liens, redeem, defease, repurchase, repay or make any payments in respect of any indebtedness if at the time such payment is due or is otherwise made or, after giving effect to such payment, an event of default under the Notes has occurred and is continuing, declare or pay any cash dividend or distribution on any stock or other equity interest of the Company, or make, any change in the nature of its business or modify its corporate structure or purpose. The Notes contain customary events of default and customary penalties for the Company’s failure to issue conversion shares on a timely basis. The Registration Rights Agreement contains customary penalties for our failure to file the registration statement or cause it to become effective on a timely basis and for certain other events.

On December 31, 2024, the Company vested 16,041 shares of common stock to Aggia as consulting fees earned during the fourth quarter of 2024.

On March 25, 2025, the Company authorized the issuance of 3,407 shares of common stock to consultants for services rendered.

On March 31, 2025, the Company vested 7,934 shares of common stock to Aggia as consulting fees earned during the first quarter of 2025.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

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

On October 15, 2025, the Company exchanged a note payable of $0.5 million for 100,000 shares of common stock.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

On October 15, 2025, Sadot Group, Inc. (the “Company”) entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell an aggregate of 103,577 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $5.20 per share, for aggregate gross proceeds to the Company of approximately $538,600, before deducting placement agent fees and other offering expenses payable by the Company (the “Offering”). The Company expects to use the net proceeds from the Offering for general corporate purposes and working capital. The Offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-281842), which was declared effective by the Securities and Exchange Commission (the “SEC”) on September 19, 2024, and a prospectus supplement dated October 16, 2025.The Company issued and sold the above securities in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder.

On November 20, 2025, the Company entered into a settlement and mutual release agreement with Aggia to resolve all claims, debts, and obligations arising from a previously existing services arrangement and related instruments. As part of the settlement, the Company agreed to issue 1,050,000 shares of its common stock and pay $75,000 in cash. The Company issued 257,000 shares shortly after execution of the agreement. The remaining 793,000 shares are subject to shareholder approval under Nasdaq Listing Rule 5635(d) and were included within accrued expenses as of December 31, 2025. Shareholder approval for the issuance of the remaining shares was received on April 13, 2026. Upon shareholder approval, the restriction on issuance of the remaining shares was satisfied. Upon issuance, the related settlement obligations, including previously issued promissory notes, will be fully satisfied and cancelled. The settlement also provides for a mutual release of claims between the parties and termination of prior contractual arrangements.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, no preferred stock was issued and outstanding. The preferred stock is “blank check” preferred stock, the terms of which may be established by the Board of Directors from time to time.

On February 11, 2026, the Company designated 10,000 shares of its authorized preferred stock as Series A Preferred Stock and issued all 10,000 shares of such Series to an investor for aggregate proceeds of approximately $145,000. The Series A Preferred Stock is non-convertible into common stock and initially had a stated value of approximately $14.52 per share. Each share was entitled to voting rights on an as-converted basis, initially equal to approximately 14.5 votes per share, subject to adjustment. The Series A Preferred Stock ranks pari passu with the Company’s common stock with respect to dividends and liquidation rights and is redeemable at the Company’s option at the stated value per share, plus any declared and unpaid dividends.

On March 2, 2026, the Company amended the terms of the Series A Preferred Stock to reduce the stated value to approximately $5.16 per share and the voting rights to approximately 5.16 votes per share.

Restricted Share Awards

Per Addendum 2, on July 14, 2023, the Company issued Restricted Share Awards (“RSA’s”) to Aggia. These RSA are considered issued as of the effective date on April 1, 2023. Pursuant to the Services Agreement these RSA’s vest on a progressive schedule, at a rate equal to the Net Income of Sadot Agri-Foods, calculated quarterly divided by $31.25, which for accounting purposes shall equal 40% of the net income of Sadot Agri-Foods, calculated quarterly divided by $12.5. Shares shall be considered issued and outstanding as of the Addendum Date and Aggia shall hold rights associated with such Shares; provided, however, Shares not earned or purchased may not be transferred, offered, pledged, sold, subject to a contract to sell, granted any options for the sale of or otherwise disposed of, directly or indirectly. The total RSA’s vested for Aggia in 2025 and 2024 were 7,934 and 47,156, respectively.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

At December 31, 2025, there were 27,969 restricted share awards outstanding awarded to employees, consultants and the board of directors.

A summary of the activity related to the restricted share awards is presented below:

	Total	Weighted-average grant date fair value
		$
Unvested, December 31, 2023	90,988	108.50
Granted	33,562	18.80
Forfeited	—	—
Vested	(60,517)	104.90
Unvested at December 31, 2024	64,033	(64.90)
Granted	25,681	22.94
Forfeited	(27,895)	33.05
Vested	(33,815)	52.89
Unvested at December 31, 2025	28,004	86.19

Change in fair value of stock-based compensation on the Consolidated Statement of Operations and Other Comprehensive Loss is made up of the difference between the agreed upon issuance price, per the servicing agreement with Aggia and the market price on the day of issuance. For the year ended December 31, 2025, Change in fair value of stock-based compensation was a gain of $0.8 million. For the year ended December 31, 2024, Change in fair value of stock-based compensation was a gain of $4.1 million.

Common Stock Issued in Settlement Agreement

On November 20, 2025, the Company agreed to issue an aggregate of 1,050,000 shares of common stock pursuant to a settlement agreement with Aggia LLC FZ. Of this amount, 257,000 shares were issued in December 2025, and 793,000 shares remain contingently issuable pending shareholder approval under Nasdaq Rule 5635(d). The fair value of the shares issued and committed to be issued, together with the $0.1 million cash payment, was recognized as a settlement expense and as a reduction of all related outstanding obligations to Aggia.

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

Options

On February 27, 2023, the Company issued options to purchase an aggregate of 5,311 shares of our common stock. The options had an exercise price of $150.50 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

On March 15, 2023, the Company issued options to purchase 690 shares of our common stock. The options had an exercise price of $150.50 per share and vest ratably over 20 quarters with the first vesting occurring on March 31, 2023.

On November 27, 2023, there were 1,000 shares forfeited upon the expiration of the options.

On December 21, 2023, there were 850 shares forfeited upon the departure of board members.

On January 21, 2024 there were 150 shares forfeited upon the expiration of the options.

During the fiscal year ended December 31, 2025, there were 5,245 shares forfeited upon resignation or termination of executives and board members.

A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2023	109.10	8,275	4.26	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	150.50	(150)	N/A	—
Outstanding, December 31, 2024	108.40	8,125	3.17	—
Exercisable and vested, December 31, 2024	100.30	3,693	3.07	—
Granted	—	—	N/A	—
Exercised	119.88	(2,335)	N/A	—
Forfeited	97.63	(1,605)	N/A	—
Outstanding, December 31, 2025	106.11	4,185	2.13	—
Exercisable and vested, December 31, 2025	102.27	3,047	2.06	—

Sadot Group Inc.

Notes to the Consolidated Financial Statements

A summary of warrants activity is presented below:

	Weighted-average exercise price	Number of Warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2023	196.90	173,800	2.61	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	314.70	(14,498)	N/A	—
Outstanding, December 31, 2024	186.20	159,302	1.82	—
Exercisable, December 31, 2024	186.20	159,302	1.82	—
Granted	12.50	12,504	4.85	—
Exercised	—	—	N/A	—
Forfeited	330.13	(39,974)	N/A	—
Outstanding, December 31, 2025	178.57	131,843	1.19	—
Exercisable, December 31, 2025	178.57	131,843	1.19	—

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

The Company classified the Pre-Funded Warrants in shareholders’ equity. As of December 31, 2025, 37,063 Pre-Funded Warrants were exercised.

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $2.1 million and $6.7 million, respectively for the years ended December 31, 2025 and 2024, of which $1.0 million and $5.9 million were stock-based consulting expenses paid to related party, $0.2 million and $0.4 million were given to consultants for services rendered, $0.2 million and $0.1 million were given to the board of directors and $0.7 million and $0.3 million were executive compensation.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

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

As of December 31, 2025, Aggia owned 4.4% of the Company’s common stock.

During the year ended December 31, 2025 and 2024, the Company recorded Stock-based consulting expense of $1.0 million and $5.9 million, respectively to its related party, Aggia for consulting services rendered.

Additionally, for the year ended December 31, 2025 and 2024, the Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods of $1.9 million and $3.8 million, respectively. See Note 18 – Commitments and contingencies for additional information.

In 2024 the Company has engaged Newton Incorporated, an investor relations firm owned and operated by our Chief Executive Officer, Chagay Ravid, to provide investor relations and strategic communications services. Newton was engaging other sub contractors for IR services in Europe. This arrangement was entered into prior to Mr. Ravid’s appointment as Chief Executive Officer. During the year ended December 31, 2025, the Company paid approximately $0.2 million to Newton Incorporated, an investor relations firm owned and operated by the Company’s Chief Executive Officer, Chagay Ravid, for investor relations. The transaction was reviewed and approved in accordance with the Company’s related party transaction policies.

During the year ended December 31, 2025, the Company made payments of (i) $48,933 to Roey Schnapp, the half-brother (sharing a common father) of Sean Schnapp, a member of the Company’s Board of Directors, and (ii) $95,993 to Aliza Schnapp. These payments were made at the direction of a note holder in connection with the settlement of an outstanding promissory note. The Company did not receive services from either individual in exchange for these payments and had no direct relationship with either recipient other than as payees designated by the note holder. The transaction was reviewed and approved in accordance with the Company’s related party transaction policies.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

23.       Subsequent Events

Employment Agreements

On January 5, 2026, the Company and Michael Roper, the Company’s Chief Governance and Compliance Officer, entered into a Separation Agreement (the “Separation Agreement”), pursuant to which Mr. Roper’s employment with the Company will terminate by mutual agreement effective as of January 19, 2026 (the “Effective Date”).

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Under the terms of the Separation Agreement, in consideration for Mr. Roper’s execution of a general release of claims and other covenants, the Company has agreed to provide the following separation benefits: (i) payment of severance and unpaid bonus in the aggregate amount of $734,000, payable in bi-weekly installments over a period of 120 months commencing on March 1, 2026, with a 25% discount applied (resulting in a reduced total payment of $550,500) if the Company pays the full amount during 2026; (ii) accelerated vesting of all unvested restricted stock awards as of the Effective Date (with forfeiture of all unvested stock options); (iii) payment by the Company of the full cost of Mr. Roper’s COBRA health insurance coverage for up to 18 months following the Effective Date; (iv) continuation of directors’ and officers’ liability insurance coverage for Mr. Roper for four years following the execution of the Separation Agreement; and (v) indemnification of Mr. Roper with respect to current litigation and any claims arising out of his actions during his employment with the Company.

The Separation Agreement also includes customary provisions, including non-disparagement, cooperation in certain matters, return of Company property, and continuation of confidentiality and non-competition obligations. Additionally, the Separation Agreement provides the Company with a 90-day period from execution to review and potentially challenge details of Mr. Roper’s prior employment agreement, and grants the Company a 30-day cure period in the event of any missed payments before Mr. Roper may initiate legal action. In the event of a default by the Company that is not cured within 30 days of written notice, all remaining amounts under the Separation Agreement become immediately due and payable.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

The Company intends to engage Mr. Roper on a consulting basis going forward.

Effective as of January 5, 2026, the Company terminated the employment of Aimee Infante as the Company’s Chief Marketing Officer. There is no separation agreement between the Company and Ms. Infante. Ms. Infante’s Executive Employment Agreement, dated November 16, 2022, terminated in connection with the termination of her employment.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On January 8, 2026, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is no longer in compliance with Nasdaq Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end.

The Nasdaq letter states that the Company now has 45 calendar days, or until February 22, 2026, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2026, to regain compliance. Nasdaq will consider factors such as the likelihood that the annual meeting can be held within the exception period, the Company’s compliance history, the reasons for the delay, corporate events that may occur during the review period, the Company’s overall financial condition, and its public disclosures. The Company submitted a plan of compliance on February 16, 2026. On March 9, 2026, Nasdaq advised the Company that it granted the Company an extension until June 29, 2026, to regain compliance with Nasdaq Listing Rule 5620(a) by holding an annual meeting of shareholders.

Entry into a Material Definitive Agreement

On February 6, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, and the Purchasers agreed to purchase, 8% Unsecured Original Issue Discount Debentures (the “Debentures”) in the aggregate principal amount of up to $1,086,956.52 (with a funded amount of $1,000,000 after giving effect to an 8% original issue discount). The Debentures were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder. The financing closed on February 9, 2026.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

The Debentures mature on the earlier of (i) May 30, 2026, (ii) four months from the original issue date (May 30, 2026), or (iii) the closing of any debt or equity financing by the Company resulting in gross proceeds of at least $5,000,000. The Debentures do not bear regular interest but are issued at an 8% original issue discount. The Company has the option to prepay the Debentures at any time at the principal amount. As additional consideration, the Company issued an aggregate of 300,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to the Purchasers on a pro rata basis (the “Incentive Shares”).

The SPA contains customary representations, warranties, covenants, and closing conditions. The Debentures contain negative covenants restricting the Company from incurring additional indebtedness (subject to permitted exceptions), creating liens, amending charter documents in a materially adverse manner, repurchasing equity or other indebtedness (with limited exceptions), paying dividends, or entering into affiliate transactions without Required Holders’ (holders of at least 50% plus $1.00 of the principal amount) consent. Events of default include non-payment, breaches of covenants, bankruptcy events, cross-defaults on material indebtedness, and other customary events.

On January 29, 2026, the Company entered into an Engagement Agreement for Advisory Services (the “Engagement Agreement”) with RBW Capital Partners LLC and Dawson James Securities, Inc. (collectively, the “Financial Advisor”), pursuant to which the Financial Advisor provided advisory services in connection with the private debt transaction. The Company paid a one-time advisory fee of $10,000 at closing. The Engagement Agreement includes provisions for an exclusive placement agent engagement for four months post-closing, indemnification, and other standard terms.

Entry into a Material Definitive Agreement.

On February 11, 2026, the Company entered into a Securities Purchase Agreement (the “Preferred SPA”) with Stanley Hills, LLC (the “Preferred Purchaser”), pursuant to which the Company agreed to issue and sell to the Preferred Purchaser 10,000 shares of the Company’s newly designated Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $145,244 (the “Transaction”). On March 2, 2026, the Company entered into a First Amendment to Stock Purchase Agreement (the “SPA Amendment”) with the Preferred Purchaser, amending the Preferred SPA

The SPA Amendment amends the terms of the Series A Preferred Stock by reducing (i) the Stated Value from $14.5244 per share to $5.1596 per share and (ii) the voting rights from 14.5244 votes per share (aggregate 145,244 votes across 10,000 shares) to 5.1596 votes per share (aggregate 51,596 votes across 10,000 shares). All other material terms of the Original SPA and the Series A Preferred Stock remain unchanged. The SPA Amendment was entered into to reduce the Company’s potential redemption and liquidation exposure and to align the voting power with current corporate governance and Nasdaq compliance objectives.

The terms of the Series A Preferred Stock are set forth in the Certificate of Designation of Series A Preferred Stock (the “Certificate of Designation”) filed with the Nevada Secretary of State on February 11, 2026 and the Certificate of Amendment to Designation (After Issuance of Class or Series) with the Nevada Secretary of State filed with the Nevada Secretary of State on March 5, 2026.

The SPA contains customary representations, warranties, and covenants by the Company and the Purchaser. The Transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D.

Nasdaq Compliance

On March 9, 2026, the Company received a letter from Nasdaq notifying it of non-compliance with Listing Rule 5640 arising from the voting rights of the Series A Preferred Stock issued February 11, 2026. On March 2, 2026, the Company filed the First Amendment to Stock Purchase Agreement and Certificate of Amendment reducing the stated value to $5.1596 per share and voting rights to 5.1596 votes per share. On March 13, 2026, Nasdaq confirmed the Company had regained compliance and closed the matter.

Sadot Group Inc.

Notes to the Consolidated Financial Statements

Lease Termination and Landlord Repossession

In January 2026, the Company was notified by the landlord of its leased office space that the Company was in default under the lease and that the landlord had retaken possession of the premises. The Company had paid rent through December 31, 2025 and occupied the premises through December 2025 and for a limited period in January 2026.

At the time of repossession, the lease had a remaining contractual term through March 2029, representing approximately 38 months of remaining lease payments.

This matter represents a non-recognized subsequent event as of December 31, 2025. Accordingly, no adjustments have been made to the accompanying consolidated financial statements. The financial statement impact, if any, will be recognized in the period in which it is incurred.

Shareholder Approval of Material Proxy Proposals

On April 13, 2026, the Company’s shareholders approved the material proposals presented at the Annual Meeting of Shareholders. The following approvals have a direct or potential financial impact and are therefore disclosed in detail:

1.	Increase in Authorized Shares – Amendment of the Company’s articles of incorporation to increase the number of authorized shares of common stock from 2,000,000 to 250,000,000 shares and the number of authorized preferred shares to 10,000,000. This provides the Company flexibility for equity financing, acquisitions, and equity-based compensation.

2.	Equity Incentive Plan – Adoption of the Sadot Group Inc. 2025 Equity Incentive Plan, authorizing the issuance of up to 7,000,000 shares of common stock to employees, directors, and consultants.

3.	Potential Issuances Related to Financing and Settlements – Approval of potential issuances of common stock in connection with:

o	conversion of outstanding convertible notes, and

o	settlement arrangements, including obligations under the Aggia LLC settlement and other previously disclosed agreements.

4.	Ratification of Auditors – Ratification of the appointment of the Company’s independent registered public accounting firm for fiscal year 2025.

Board of Directors Election and Other Advisory Matters

The shareholders also elected all director nominees as presented in the proxy and approved other advisory matters, including say-on-pay votes. These votes do not have a direct financial impact and are summarized for completeness.

Evaluation of Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that no additional events require recognition or disclosure.

61