Form 10-Q
period 2026-03-31
Sadot Group Inc.
filed 2026-05-15
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39223

Sadot Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

295 E. Renfro Street, Suite 300,

Burleson, Texas 76028

(Address of principal executive offices)

Registrant’s telephone number, including area code: (832) 604-9568

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SDOT	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ý No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ý No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

The number of shares if the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 8, 2025, was 13,395,632.

Sadot Group Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sadot Group Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
	$’000	$’000
ASSETS
Current assets:
Cash (includes $0.27 million of restricted cash as of March 31, 2026 and December 31, 2025)	679	653
Accounts receivable, net of allowance for doubtful accounts of $28.1 million and $27.8 million as of March 31, 2026 and December 31, 2025, respectively	—	383
Other current assets	1,697	1,721
Total current assets	2,376	2,757
Property and equipment, net	4	20
Right to use assets	—	110
Other non-current assets	1	10
Total assets	2,381	2,897
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	48,961	47,335
Notes payable, current, net of discount of $1.0 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively	11,072	10,196
Other current liabilities	94	27
Total current liabilities	60,127	57,558
Other non-current liabilities	678	84
Total liabilities	60,805	57,642
Contingencies and Commitments
Shareholders’ (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 10,000 and 0 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 2,000,000 shares authorized, 1,814,167 and 1,549,080 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Receivable from issuance of preferred stock	(145)	—
Additional paid-in capital	120,601	119,268
Accumulated deficit	(181,520)	(176,647)
Accumulated other comprehensive loss	(28)	(34)
Total Sadot Group Inc. shareholders’ deficit	(61,091)	(57,412)
Non-controlling interest	2,667	2,667
Total shareholders’ deficit	(58,424)	(54,745)
Total liabilities and shareholders’ deficit	2,381	2,897

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.

Condensed Consolidated Statement of Operations and Other Comprehensive (Loss) / Income

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	$’000	$’000
Commodity sales	—	132,168
Cost of goods sold	—	(126,156)
Gross profit / (loss)	—	6,012
Depreciation and amortization expenses	—	(27)
Stock-based expenses	(359)	(1,428)
Sales, general and administrative expenses	(2,166)	(3,081)
(Loss) / Income from operations	(2,525)	1,476
Interest expense, net	(1,834)	(1,541)
Change in fair value of stock-based compensation	—	778
Loss on abandonment of lease	(93)	—
Loss on litigation	(125)	—
Loss on debt extinguishment	(262)	—
(Loss) / Income for continuing operations before income tax	(4,839)	713
Income tax expense	—	—
Net (Loss) / Income for continuing operations	(4,839)	713
Discontinued Operations:
(Loss) / Income for discontinued operations, net of income tax	(29)	107
Net (Loss) / Income for discontinued operations	(29)	107
Net (Loss) / Income	(4,868)	820
Net loss attributable to non-controlling interest	—	118
Net (Loss) / Income attributable to Sadot Group Inc.	(4,868)	938

Net (loss) / income from continuing operations per share attributable to Sadot Group Inc.:
Basic	(2.67)	1.60
Diluted	(2.67)	1.60

Net (loss) / income from discontinued operations per share:
Basic	(0.02)	0.20
Diluted	(0.02)	0.20

Weighted-average number of common shares outstanding:
Basic	1,814,167	522,744
Diluted	1,184,167	524,586

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.

Condensed Consolidated Statement of Operations and Other Comprehensive (Loss) / Income

(Unaudited) (Continued)

	Three Months Ended March 31,
	2026	2025
	$’000	$’000
Net (Loss) / Income	(4,868)	820
Other comprehensive (Loss) / Income
Foreign exchange translation adjustment	(5)	2
Unrealized loss	—	(88)
Total other comprehensive loss	(5)	(86)
Total comprehensive (Loss) / Income	(4,873)	734
Comprehensive loss attributable to non-controlling interest	—	118
Total comprehensive (Loss) / Income attributable to Sadot Group Inc.	(4,873)	852

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity/(Deficit)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Receivable from Preferred Stock	Accumulated	Accumulated Other Comprehensive (Loss) /	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Issuance	Deficit	Income	Interest	Total
		$’000		$’000	$’000		$’000	$’000	$’000	$’000
Balance at December 31, 2025	1,507,701	1	—	—	119,268	—	(176,647)	(34)	2,667	(54,745)
Common stock issued in connection with debt financing	300,000	—	—	—	840	—	—	—	—	840
Issuance of Preferred Stock, cash receivable	—	—	10,000	—	145	(145)	—	—	—	—
Stock based compensation - vesting of options and restricted stock awards	6,467	—	—	—	347	—	—	—	—	347
Foreign exchange translation adjustment	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(4,873)	—	—	(4,873)
Balance at March 31, 2026	1,814,168	1	10,000	—	120,600	(145)	(181,520)	(27)	2,667	(58,424)

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income /	Non-controlling
	Shares	Amount	Capital	Deficit	(Loss)	Interest	Total
		$’000	$’000	$’000	$’000	$’000	$’000
Balance at December 31, 2024	522,514	1	112,406	(83,187)	(27)	3,180	32,373
Common stock issued as compensation for services	11,341	—	315	—	—	—	315
Stock based compensation - vesting of options and restricted stock awards	7,393	—	283	—	—	—	283
Foreign exchange translation adjustment	—	—	—	—	2	—	2
Unrealized loss	—	—	—	—	(88)	—	(88)
Net income / (loss)	—	—	—	938	—	(118)	820
Balance at March 31, 2025	541,250	1	113,004	(82,249)	(113)	3,062	33,705

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	$’000	$’000
Cash Flows from Operating Activities
Net income (loss)	(4,873)	820
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation and amortization	—	27
Amortization of debt discount	862	406
Stock-based expenses	359	1,428
Gain / (loss) on fair value remeasurement	—	18,602
Change in fair value of stock-based compensation	—	(778)
Bad debt expense	383	164
Impairment of fixed assets	16	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(29,900)
Inventory	—	446
Other current assets	24	91,387
Other non-current assets	9	—
Accounts payable and accrued expenses	1,614	8,664
Other current liabilities	52	(92,154)
Other non-current liabilities	678	115
Operating right to use assets and lease liabilities, net	94	—
Deferred revenue	—	(2,177)
Total adjustments	4,091	(3,770)
Net cash provided by / (used in) operating activities	(782)	(2,950)
Net cash used in operating activities - discontinued operations	—	8
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities	—	—
Net cash provided by investing activities - discontinued operations	—	—
Cash Flows from Financing Activities
Proceeds from notes payable	1,000	4,581
Repayments of notes payable	(198)	(1,467)
Net cash provided by / (used in) financing activities	802	3,114
Net cash used in financing activities - discontinued operations	—	(20)
Foreign exchange effect on cash and restricted cash	6	2
Net Increase (Decrease) in Cash	26	154
Cash – beginning of period (includes $0.27 million of restricted cash as of March 31, 2026 and 2025)	653	1,786
Cash – end of period (includes $0.27 million of restricted cash as of March 31, 2026 and 2025)	679	1,940

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited) Sadot Group Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	$’000	$’000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	16	1,807
Shares issued for OID	840	—
Note Payable OID	97	—

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.       Business Organization and Nature of Operations

Sadot Group Inc. (“Sadot Group” or “SGI” or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022, SGI was planning to transform from a U.S.-centric restaurant business into a global organization focused on the Agri-food commodity supply chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. Sadot Group is headquartered in Burleson, Texas with subsidiary operations throughout the United States, Brazil, Canada, Colombia, India, Israel, Singapore, Ukraine, United Arab Emirates and Zambia. Effective December 4, 2025, the Company completed the sale of substantially all assets of its Sadot Food Services segment due to the discontinued operations and sale of its remaining food service group to Marv Brands on December 4, 2025.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Reverse Stock Split

On September 9, 2025, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the “Reverse Stock Split”), which became effective 12:01 am eastern on September 15, 2025. The company did so to regain compliance with Nasdaq listing requirements. As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All shareholders who would have otherwise received fractional shares as a result of the Reverse Stock Split received cash in lieu of any fractional share interests. There was no change in the par value of the Company’s common stock. All share and per share amounts included in these condensed consolidated financial statements have been adjusted to reflect the Reverse Stock Split.

Closed Offices

During the fourth quarter of 2025, the Company began shutting down non-cashflow-generating offices, namely its offices in Brazil and Canada, which had supported its agri-food sourcing and trading operations. Operations at both locations have ceased. The Company is in the process of winding down the related legal entities, which is expected to continue through 2026.

Working Capital

We measure our liquidity in a number of ways, including the following:

	As of
	March 31, 2026	December 31, 2025
	$’000	$’000
Cash (includes $0.27 million of restricted cash as of March 31, 2026 and December 31, 2025)	679	653
Accounts Receivable, net	—	383
Other current assets(1)	1,697	1,721
Total current assets	2,376	2,757
Accounts payable and accrued expenses	48,961	47,335
Notes payable, net	11,072	10,196
Other current liabilities(2)	94	27
Total current liabilities	60,127	57,558
Working capital(3)	(57,751)	(54,801)
Current ratio(4)	0.04	0.05

(1) Consists of VAT, prepaid expenses, and current notes receivable.

(2) Consists of Operating lease liability and other current liabilities.

(3) Working Capital is defined as Total current assets less Total current liabilities

(4) Current ratio is defined as Total current assets divided by Total current liabilities

2.       Liquidity, Going Concern, and Management Plans

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company’s primary source of liquidity is cash on hand, working capital and borrowings. At March 31, 2026, the Company had a working capital deficit (defined as total current assets less total current liabilities) of $57.8 million, representing a increase of $3.0 million compared to working capital deficit of $54.8 million at December 31, 2025. This working capital deficit reflects that the Company’s current liabilities exceed its current assets. The Company believes that its existing cash on hand, accounts receivable (a significant portion of which remains uncollected), and expected future cash flows from its commodity trading will be insufficient to fund its operations and meet its repayment obligations over the next 12 months. Accordingly, the Company intends to seek additional capital, including through potential public market financings.

The Company’s current assets have historically consisted primarily of accounts receivable. Although substantially all accounts receivable are fully reserved through an allowance for credit losses, delays in converting these assets to cash have contributed to working capital constraints. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, not which is necessary to fund its working capital requirements and ultimately achieve profitable operations.

In addition, most of the Company’s outstanding debt obligations matured on December 31, 2025 and are currently in default, which will require repayment or refinancing. However, a few were extended until June 4, 2026 and the rest remain in default. These upcoming maturities further contribute to the Company’s liquidity requirements and increase uncertainty regarding its ability to meet obligations as they become due.

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

3.       Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of March 31, 2026, and for the three months ended March 31, 2026, and 2025. The results of operations for the three months ended March 31, 2026, and 2025 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on April 29, 2026. The Balance Sheet as of December 31, 2025, has been derived from the Company’s audited Financial Statements.

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

Cash, Restricted Cash, and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2026 or December 31, 2025. As of March 31, 2026, the Company had $0.27 million of cash on deposit that is subject to a court-ordered restriction related to ongoing legal proceedings. These funds are not available for general corporate use. The restriction is expected to remain in place pending resolution of the matter.

Accounts Receivable

Accounts Receivable consists of receivables related to Sadot Agri-Foods of nil and $0.4 million net of doubtful accounts of $28.1 million and $27.8 million as of March 31, 2026, and December 31, 2025, respectively.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Factoring Agreements

As of March 31, 2026, the Company’s total borrowings include $3.3 million related to a factoring arrangement under which the Company transfers certain trade receivables to a third-party financial institution with recourse. The Company retains the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, Transfers and Servicing, and is accounted for as a secured borrowing.

Under this arrangement, the Company received $3.6 million in cash advances, which are included in Notes Payable on the Unaudited Condensed Consolidated Balance Sheets. The transferred receivables had an original carrying value of $4.7 million as of March 31, 2026. During the period, customers made payments on these receivables, reducing the outstanding balance to $3.6 million, which remains recorded in Accounts Receivable as of March 31, 2026, as the Company has not surrendered control over the assets. The $0.8 million difference between the original receivables balance and the cash advances primarily reflects $0.5 million of proceeds retained by the factor and $0.3 million of factoring fees.

Factoring fees incurred in connection with the arrangement are deferred and amortized over the expected life of the borrowing as Interest expense, net in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive (Loss) / Income. The Company continues to service the receivables under the arrangement but has no obligation to repurchase the receivables except in cases of customer nonpayment. The Company remains exposed to credit losses related to factored receivables and maintains an allowance for doubtful accounts as appropriate.

As of March 31, 2026, the Company has pledged $3.9 million of accounts receivable as collateral under this facility. A dispute has arisen with the factoring company regarding the amounts owed under the arrangement, which is the subject of pending litigation. Please see Note 15 – Commitments and contingencies for additional information regarding pending litigation.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Following their classification as held for sale, assets are not depreciated or amortized. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale continue to be recognized. Refer to Note 4 – Assets held for sale for more details.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is or contains a lease at inception. Right to use assets and lease liabilities are recognized for leases with terms greater than 12 months based on the present value of lease payments over the lease term.

Lease liabilities are measured using the present value of future lease payments, discounted using the rate implicit in the lease when readily determinable, or the Company’s incremental borrowing rate. Right to use assets are based on the lease liability adjusted for any initial direct costs, prepaid lease payments, and lease incentives.

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

As of March 31, 2026 and December 31, 2025, the Company deemed the conversion feature related to notes payable was not required to be bifurcated and recorded as a derivative liability.

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

Commodity Sales

Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by the bill of lading, physical delivery or completion of the sale contract and the invoice is prepared and submitted to the customer. During the three months ended March 31, 2026 and 2025, the Company recorded Commodity sales revenues of $0.0 million and $132.2 million, respectively, which is included in Commodity sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) / Income.

Stock-Based Expenses

Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company’s board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 15 – Commitments and contingencies for further details. For the three months ended March 31, 2026 and 2025, nil and $1.4 million, respectively, are recorded as Stock-based expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) / Income.

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

The following securities are excluded from the calculation of weighted average diluted common shares at March 31, 2026 and 2025, respectively, because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Warrants	131,843	158,645
Options	3,672	8,046
RSAs	22,388	—
Convertible debt	2,386,638	—
Total potentially dilutive shares	2,544,541	166,691

The Company is currently authorized to issue 250,000,000 shares of common stock, following shareholder approval at the Annual Meeting held on April 13, 2026, to increase the number of authorized shares from 2,000,000. This increase provides the Company with additional flexibility to support future capital raising, M&A, equity compensation, and other equity-related transactions. Future issuances of common stock, whether for financing, acquisitions, or equity awards, may result in dilution to existing shareholders and could materially reduce net income (loss) per share and impact shareholder ownership percentages. Depending on the Company’s future capital needs or equity activity, additional increases in authorized shares may be considered, subject to shareholder approval.

The following table sets forth the computation of basic and dilutive net (Loss) / Income per share attributable to the Company’s shareholders:

	Three Months Ended March 31,
	2026	2025
(In thousands, except for share count and per share data)
Net (Loss) / Income attributable to Sadot Group Inc.	(4,868)	938
Weighted-average shares outstanding:
Basic	1,814,167	522,744
Effect of potentially dilutive RSAs	—	18,420
Effect of potentially dilutive convertible debt	—	—
Diluted	1,814,167	524,586

Net income/ (loss) for continuing operations per share attributable to Sadot Group Inc.:
Basic	(2.67)	1.60
Diluted	(2.67)	1.60

Net income/ (loss) from discontinued operations per share attributable to Sadot Group Inc.:
Basic	(0.02)	0.20
Diluted	(0.02)	0.20

Net income/ (loss) per share attributable to Sadot Group Inc.:
Basic	(2.68)	1.79
Diluted	(2.68)	1.79

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of its customers’ financial condition. As of and for the years ended March 31, 2026 and 2025, certain customers accounted for more than 10% of total revenues, as disclosed below:

	Three Months Ended March 31,
	2026	2025
Number of customers	0	1
Type	Commodities	Commodities
% of sales	0%	92%

The Company also relies on a limited number of vendors for procurement of commodities. A significant portion of purchases is concentrated among a small number of suppliers, which may impact operations if these relationships are disrupted.

	Three Months Ended March 31,
	2026	2025
Number of vendors	0	3
Type	Commodities	Commodities
% of purchases	0%	97%

Derivative Instruments

The Company recognizes all derivatives in the balance sheet at fair value. During the periods March 31, 2026 and 2025, the Company’s derivatives were comprised of Forward sales contracts for soybeans, carbon offset units, and futures and options of food and feed related commodities, traded on the Chicago Mercantile Exchange (“CME”). Derivatives that do not meet the requirements for hedge accounting to be applied per FASB ASC 815, Derivatives and Hedging, are adjusted to fair value through earnings. If the derivative does meet the criteria in ASC 815 to use hedge accounting, depending upon the nature of the hedge, the effective portion of changes in the fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Debt Discounts and Issuance Costs

The Company accounts for debt discounts and issuance costs in accordance with ASC 470-20, Debt with Conversion and Other Options. Debt discounts and issuance costs are recorded as a direct deduction from the carrying amount of the related debt and are amortized to interest expense over the term of the underlying instrument using the effective interest method.

Amortization of debt discounts and issuance costs is included in Interest expense, net in the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) / Income.

Loss on debt extinguishment

Loss on debt extinguishment consists of the loss related to the exchange of stock for debt repayment, which is calculated using the variance between the agreed upon price per share of stock and the fair value of the stock on the date of the exchange.

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

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as Sales, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) / Income.

Currency Translation Differences

Transactions in foreign currencies are remeasured in the functional currency of the related consolidated company at the average foreign exchange rates for income and expenses. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the foreign exchange rate ruling as of the reporting period end date. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are remeasured to the functional currency at foreign exchange rates ruling at the dates the fair value was determined. Foreign exchange differences arising on remeasurement are recognized in the Unaudited Condensed Consolidated Statement of Operations and Other Comprehensive (Loss) / Income under Foreign exchange translation adjustment.

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

Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s farming consolidated entity. The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE (“variable interest entities”). These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company has no VIEs at March 31, 2026 and December 31, 2025. The amount of net loss attributable to Non-controlling interests is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive (Loss) / Income.

Discontinued Operations

As part of the Company’s stated strategy to pivot its focus to the global food supply chain sector, we spent 2024 fully engaged in the restructuring of Sadot Food Services. By refranchising company-owned units and closing underperforming locations while growing Pokémoto through franchising, the Company continued its restructuring efforts with the goal of reducing annualized restaurant operating expenses and overhead while potentially increasing franchise royalty revenue at Pokémoto. In early Q4 of 2024 the Company was able to close its last two corporate owned stores and reclassified the rest of Sadot Food Services to discontinued operations. The amount of loss from discontinued operations is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive (Loss) / Income. For details related to Discontinued operations, see Note 5 – Discontinued operations.

Recent Accounting Pronouncements

The Company is no longer an emerging growth company and has adopted accounting standards based on public company effective dates.

In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this guidance on January 1, 2025 and has included the required disclosures in accordance with the new standard. The adoption did not have a material impact on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Entities can adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASC 2025-07”) which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The amendments are intended to enhance interim disclosures through a more principles-based framework. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company has not adopted this guidance as of March 31, 2026 and is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes various targeted amendments to the Accounting Standards Codification. The effective dates vary by amendment. The Company has not adopted this guidance as of March 31, 2026 and does not expect it to have a material impact on its condensed consolidated financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not expect them to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Food Services had the following pre-tax income and losses:

	Three Months Ended March 31,
	2026	2025
	$’000	$’000
Sadot Food Services Net (Loss) / Income Before Income Tax	(29)	107

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

	Three Months Ended March 31,
	2026	2025
	$’000	$’000
Revenues	—	394
Cost of goods sold	—	—
Gross profit	—	394
Franchise advertising fund expenses	—	(22)
Post-closing expenses	—	40
Sales, general and administrative expenses	(26)	(300)
(Loss) / Income from discontinued operations	(26)	112
Other income	3	—
Interest expense, net	(6)	(5)
(Loss) / Income from discontinued operations before income tax	(29)	107
Income tax benefit / (expense) from discontinued operations	—	—
(Loss) / Income from discontinued operations	(29)	107

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

6.       Allowance for Credit Losses on Accounts Receivable

For the periods ended March 31, 2026 and December 31, 2025, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	As of
	March 31, 2026	December 31, 2025
	$’000	$’000
Balance at beginning of period	27,751	105
Adjustments related to Sadot agri-foods	383	27,646
Balance at end of period	28,134	27,751

7.       Other Current Assets

On March 31, 2026 and December 31, 2025, the Company’s other current assets consists of the following:

	As of
	March 31, 2026	December 31, 2025
	$’000	$’000
Prepaid expenses	1,691	1,713
Other receivables	2	2
Notes receivable, current	4	6
Other Current Assets	1,697	1,721

Prepaid expenses primarily consist of prepaid computer and software-related expenses and advance payments associated with commodity purchases related to the matters described in Note 15 – Commitments and Contingencies.

8.       Other Non-Current Assets

As of March 31, 2026 and December 31, 2025, the Company’s other non-current assets consist of the following:

	As of
	March 31, 2026	December 31, 2025
	$’000	$’000
Security deposits	1	10
Right to use assets	—	110
Other non-current assets	1	120

9.       Property and Equipment, Net

As of March 31, 2026 and December 31, 2025, Property and equipment consist of the following:

	As of
	March 31, 2026	December 31, 2025
	$’000	$’000
Furniture and equipment	8	19
Leasehold improvements	—	11
Property and equipment, gross	8	30
Less: accumulated depreciation	(4)	(10)
Property and equipment, net	4	20

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Depreciation expense amounted to nil and $27.0 thousand for the periods ended March 31, 2026 and March 31, 2025, respectively.

10.       Accounts Payables and Accrued Expenses

Accounts payables and accrued expenses consist of the following:

	As of
	March 31, 2026	December 31, 2025
	$’000	$’000
Accounts payable	4,166	3,941
Accrued payroll and bonuses	887	876
Accrued expenses	2,931	2,050
Accrued interest expenses	1,135	982
Accrued professional fees	292	268
Accounts payable commodities	25,747	25,750
Sales taxes payable	2	2
Accrued litigation expenses	13,801	13,466
Total	48,961	47,335

11.       Notes Payable

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

The amended instrument was evaluated under ASC 470-50, Debt Modifications and Extinguishments, and the changes were determined to be substantially different from the original terms. Accordingly, the amendment was accounted for as a debt extinguishment, and the original note was derecognized and replaced with a new instrument measured at its fair value as of the amendment date. Unamortized original-issue discount and issuance costs associated with the extinguished note were removed, and the newly issued instrument will be amortized over its revised term ended December 31, 2025.

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

As of January 30, 2026, the Company entered into extension and amendment agreements with the holders of three outstanding convertible notes originally issued in October and December 2024. Pursuant to the amendments, the maturity dates of the notes were extended from December 4, 2025 to June 4, 2026. As of January 30, 2026 the parties also acknowledged the remaining outstanding principal balances of approximately $1.4 million, $0.3 million and $1.0 million, respectively. In consideration of the extensions and the Company’s existing defaults under the notes, the holders agreed to apply an additional original issue discount of 25% to the remaining outstanding balances as of January 30, 2026, increasing the aggregate principal amounts to approximately $1.9 million, $0.4 million and $1.3 million, respectively. All other terms of the notes remained substantially unchanged.

The Company evaluated the amended instruments under ASC 470-50, Debt Modifications and Extinguishments, and concluded that the changes did not result in substantially different terms. Accordingly, each amendment was accounted for as a modification of existing debt rather than an extinguishment. No gain or loss was recognized in connection with the amendments, and the effective interest rates were recalculated prospectively based on the revised cash-flow terms. The carrying amounts of the notes continue to include unamortized original-issue discount and issuance costs, which was amortized through the new maturity date of June 4, 2026.

As of March 31, 2026, all amended instruments remained outstanding and continued to accrue interest and amortization in accordance with the updated terms.

Factoring agreement

As of March 31, 2026, $3.3 million of the Company’s total $11.6 million in notes payable relates to a factoring arrangement accounted for as a secured borrowing. Under the arrangement, accounts receivables with a carrying value of $3.9 million were pledged as collateral. The Company remains exposed to credit risk on the pledged receivables.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Notes Payable

Overview

The Company’s notes payable consist of (i) convertible notes, (ii) non-convertible notes payable, and (iii) obligations under a factoring agreement accounted for as a secured borrowing. Only certain notes contain features that permit settlement in shares of the Company’s common stock.

Summary of Notes Payable

As of March 31, 2026

Description	Total	Current Portion	Long-Term Portion
	$’000	$’000	$’000
Convertible notes	3,105	3,105	—
Non-convertible notes	4,708	4,708	—
Factoring arrangement	3,259	3,259	—
Total Notes Payable, net	11,072	11,072	—

As of December 31, 2025

Description	Total	Current Portion	Long-Term Portion
	$’000	$’000	$’000
Convertible notes	2,839	2,839	—
Non-convertible notes	4,098	4,098	—
Factoring arrangement	3,259	3,259	—
Total Notes Payable, net	10,196	10,196	—

As of March 31, 2026 and December 31, 2025, all notes payable are classified as current, as the Company does not have an unconditional right to defer settlement of these obligations for a period greater than twelve months from the balance sheet date.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Non-convertible Notes Payable

The Company’s non-convertible notes payable consist of short-term borrowings that do not include conversion features and are repayable in cash under contractual terms. As of March 31, 2026, non-convertible notes payable totaled approximately $4.7 million. The outstanding notes have maturity dates ranging from October 2, 2025 through April 30, 2026. As of December 31, 2025, non-convertible borrowings, including short-term secured debt, totaled $4.1 million. Interest rates on notes payable ranged from 3.75% to 46.00% per annum during 2026 and 2025.

Notes Payable

The Company repaid a total amount of $0.2 million of the notes payable during the three months ended March 31, 2026, of which $0.2 million was repaid in cash and $0.0 million was converted into stock. During the year ended December 31, 2025 the Company repaid a total amount of $12.1 million of the notes payable, of which $10.4 million was repaid in cash and $1.7 million was converted into stock. The company entered into new loans in the amount of $1.0 million during the three months ended March 31, 2026 and $11.7 million for the year ended December 31, 2025, respectively.

As of March 31, 2026, the Company had an aggregate amount of $11.1 million in notes payable, net. The notes had interest rates ranging between 3.75% - 46.00% per annum, due on various dates through June 2026.

As of March 31, 2026, the Company has outstanding short-term secured debt in the form of notes payable totaling $11.1 million, which is included in the $11.1 million in notes payable, net. The effective interest rate on the short-term secured debt is 3.75% - 46.00%.

Certain of the Company’s notes payable are secured by assets of the Company and its subsidiaries, and the lenders have recourse to such assets in the event of default.

The maturities of notes payable as of March 31, 2026, are as follows:

Principal Amount
$’000
4/1/26-12/31/26	12,117
1/1/27-12/31/27	—
1/1/28-12/31/28	—
1/1/29-12/31/29	—
Thereafter	—
Total maturities	12,117
Less discount	(1,045)
Notes payable, net	11,072

12.       Leases

The Company had an operating lease obligation accounted for under ASC 842 as of March 31, 2026 related to previously occupied corporate office space. The Company determines whether a contract contains a lease at inception. Operating leases generally have remaining terms of one to five years and may include options to extend the lease term. Please see Note 15 – Commitments and Contingencies for further details.

During January 2026, the Company vacated its leased corporate office space and received notice from the landlord alleging default under the lease agreement, accelerating remaining lease obligations, and repossessing the premises. The lease had an original remaining contractual term through March 2029. As a result of vacating the premises, the Company determined that the related right-of-use asset was no longer recoverable and recorded a full impairment charge of approximately $110.1 thousand during the three months ended March 31, 2026. In addition, the Company recorded a write-off of fixed assets associated with the premises totaling approximately $16.8 thousand.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company continues to recognize an operating lease liability of approximately $94.0 thousand as of March 31, 2026, representing the present value of the remaining contractual lease payments. The lease liability reflects the Company’s continuing obligation under the lease agreement, as the Company has not been legally released from its contractual obligations. Due to the landlord’s acceleration of lease payments, all remaining lease obligations are classified as due within 2026. In addition, the Company recorded an accrued lease obligation of approximately $16.9 thousand for unpaid rent and related charges for the period from January through March 2026 under ASC 450, Contingencies. The landlord may seek additional damages, including future rent and re-leasing costs; however, such amounts are not reasonably estimable as of March 31, 2026 and therefore have not been recorded. Management will continue to evaluate this matter as additional information becomes available. The original contractual lease term extends through March 2029. The weighted-average remaining lease term and weighted-average discount rate are not presented due to immateriality.

13.       Other Current Liabilities

Other current liabilities consist of the following:

	As of
	March 31, 2026	December 31, 2025
	$’000	$’000
Operating lease liability, current	94	27
Total	94	27

14.       Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	As of
	March 30, 2026	December 31, 2025
	$’000	$’000
Operating lease liability, non-current	—	84
Other non-current liabilities	—	84

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

On November 24, 2025, the Services Agreement with Aggia was terminated and the parties’ ongoing consulting and performance-based compensation arrangement was ended. As a result of the termination, no further services will be provided by Aggia and no additional performance-based share issuances or related contingent compensation will be earned under the agreement. Any previously issued shares and any residual rights or obligations, if applicable, will continue to be governed by the terms of the agreement as amended prior to termination. On November 20, 2025, the Company entered into a Settlement Agreement with Aggia. Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended, and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Litigations, Claims and Assessments

Lombard Trading International Corp. commenced two related proceedings against Sadot Latam, LLC and the Company and in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01 & 2025-021675-CA-01). In each case, plaintiff alleges a breach of contract claim related to an agricultural commodities transaction against Sadot Latam, LLC and seeks damages in the approximate amount of $7.4 million and $17 million, respectively. The plaintiff also alleges an alter ego and contract guaranty claim against the Company related to the alleged breach of contract. The original claims have been substantially narrowed through the Company’s successful motions practice. The Company denies the allegations and has filed its Answer, Affirmative Defenses, and Counterclaim, asserting a counterclaim of approximately $1.6 million against the plaintiff for amounts paid by the Company for which no goods were delivered. The Company has also filed a motion to dismiss the alter ego and contract guaranty claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the range of potential loss at this time. Based on the assessment of the Company’s legal counsel, a loss in respect of the plaintiff’s claim is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

In August 2023, the Company closed on the acquisition of approximately 5,000 acres of farmland in the Mkushi Region of Zambia through Sadot Zambia. Sadot Zambia is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC. On December 11, 2025, the High Court for Zambia (Commercial Division) delivered a judgment in the case of Cropit Farming Limited v. Sadot LLC (2025/HPC/0184). The Court declared the Pre-Conditional Offer Agreement, the Purchase of Receivables and Validation Agreement, and the Joint Venture Agreement between the parties to be invalid, non-binding, and unenforceable. As a result, the Company, has lost possession, control, and ownership of approximately 5,000 acres of farmland in Mkushi, Zambia, which had been placed in escrow pursuant to the invalidated agreements. The Court dismissed Cropit Farming Limited’s claims for monetary damages but ordered Sadot LLC, a wholly owned subsidiary of the Company, to pay Cropit Farming Limited’s litigation costs. The Company’s counterclaims were also dismissed. The Company has filed an appeal seeking recovery of $3.5 million. The appeal process is expected to take in excess of one year. There is no guarantee that the Company will be successful in such appeal. While the Court has ordered the Company to pay Cropit Farming Limited’s litigation costs, the amount of such costs has not yet been determined. Accordingly, no liability has been accrued as of March 31, 2026, as the amount of the obligation is not reasonably estimable.

Zen-Noh Grain Corporation commenced commodity arbitration proceedings against Sadot Group Inc. and Sadot Latam LLC claiming non-delivery under a grain sales contract. The Company denies liability on the basis that Sadot Group Inc. was not a party to the underlying contract and that Sadot Latam LLC performed its obligations. A further final round of submissions was allowed by the Tribunal, the final of which will be made in May 2026 by the Claimant. The Company believes it has meritorious defenses, including jurisdictional grounds for dismissal of the claim against Sadot Group Inc., but the outcome of arbitration proceedings is inherently uncertain and cannot be predicted. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

Kevin Mohan v Sadot Group Inc., formerly Muscle Maker, Inc. (AAA Case No. 01-25-0003- 4507). Former Chairman’s employment claims under Texas law exceeding $0.3 million (excluding unvested stock). The Claimant failed to pay the arbitrator’s deposit. The arbitration was suspended on 5 March 2026 (Preliminary Order No. 3) and terminated without prejudice on 31 March 2026 (Preliminary Order No. 4, Arbitrator John Allen Chalk, Sr.) pursuant to AAA Rule 56(d). No award was made and no liability was determined. The Claimant retains the right to refile until approximately March 2029 (limitation). It is too early to assess whether there would be a continuation to this claim, resulting in a loss and even if there was a loss the amount of such a loss cannot be estimated. On April 2, 2026, Mr. Mohan filed a complaint against the Company in the United States District Court for the District of Texas alleging breaches of employment contract and damages in the amount greater than $250,000 and less than $1,000,000 relating to alleged unpaid performance bonuses. The Company believes the plaintiffs’ positions are without merit and intends to vigorously defend itself in all respects. No contingent liability has been recorded as of March 31, 2026.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Nuval Trade S.A. v. Sadot Latam LLC (GAFTA No. 19-403) is a GAFTA arbitration arising from two soybean meal contracts. On April 17, 2026, a partial award was issued in favor of Nuval Trade S.A. against Sadot Latam LLC (not Sadot Group Inc.). The award relates to contracts dated February 27, 2024 and April 9, 2024, and grants approximately $12.0 million in damages. In addition, the award provides for interest at 5% per annum, compounded quarterly, on approximately $11.1 million from August 13, 2024 and on approximately $1.0 million from February 11, 2025 until the date of payment, as well as reimbursement of Nuval’s legal fees and arbitration costs. As of March 31, 2026, the total estimated liability, including interest and costs, was approximately $12.9 million, which has been accrued.

The Andersons, Inc. v Sadot LLC. On September 26, 2025, The Andersons, Inc. filed an admiralty and maritime action in the United States District Court for the Southern District of Ohio in aid of an arbitration proceeding against the Company’s subsidiaries, Sadot LLC and Sadot Latam, alleging breach of a contract for the sale of Argentine wheat and seeking approximately $521,641 plus alleged dispatch, pre-award interest, and other fees. In February 2026, The Andersons initiated a related GAFTA arbitration against the same parties. On March 9, 2026, The Andersons amended its complaint to add the Company as a defendant. The Company intends to defend these claims. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible, but not probable, and the amount or range of any potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued under ASC 450 as of March 31, 2026.

Star Fund commenced proceedings alleging that Sadot Group Inc. guaranteed Sadot Latam LLC’s obligations under a factoring agreement and claiming approximately $2.9 million. The claim against Sadot Group Inc. was based solely on a 2023 board resolution authorizing management to guarantee subsidiary debt with specified lenders. No executed guaranty document exists and Star Fund was not named in the resolution. The guaranty count was dismissed by agreement on December 9, 2025. A motion for summary judgment by a codefendant was heard on February 25, 2026 and remains under advisement. Following the dismissal by agreement of the guaranty count on December 9, 2025, the only count remaining against Sadot Group Inc. is a derivative unjust enrichment claim, in respect of which the Company maintains it has meritorious defenses on the basis that no executed guaranty document exists, no benefit was received by Sadot Group Inc., and Star Fund was not a party identified in the underlying 2023 board resolution. The matter remains pending against Sadot Group Inc. and Sadot Latam LLC. Based on the assessment of the Company’s legal counsel, a loss in respect of the residual claim against Sadot Group Inc. is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

Rocket Capital NY LLC v. Sadot Latam LLC. The plaintiff commenced proceedings in connection with a merchant cash advance arrangement entered into by Sadot Latam LLC. The claim is against Sadot Latam LLC only. The matter is at a preliminary stage. The Company denies the allegations and will defend the proceedings. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

Centurion MPP Pte. Ltd. v. Sadot Latam LLC. The claimant commenced proceedings in Singapore arising out of an alleged breach of a commodity sale and purchase contract. The claim is against Sadot Latam LLC only. The matter is at a preliminary stage. The Company denies the allegations and will defend the proceedings. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

OSR Rotterdam BV filed a maritime attachment claim against Sadot Latam LLC on April 14, 2025 arising from an alleged breach of a charter party. OSR claims a contractual cancellation fee of $250,000 plus interest. The Company has recorded $250,000 within accounts payable as of March 31, 2026 in respect of the principal claim. Based on the assessment of the Company’s legal counsel, a loss is probable and the principal amount has been accrued; the amount of any further interest, costs, and enforcement charges in excess of the accrued sum cannot be reasonably estimated at this time.

On April 4, 2026, a former employee of the Company filed a complaint against the Company and its chief executive officer in the United States District Court for the District of New Jersey alleging breaches of employment contract and damages in the amount of $144,212 plus punitive damages relating to alleged unpaid performance bonuses, vacation time, and severance. The Company believes the plaintiff’s positions are without merit and intends to vigorously defend itself in all respects. In early May 2026 the employee agreed to dismiss the complaint and move to an arbitration in Texas.

On February 18, 2026, Lisiten Associates Inc. filed a complaint against the Company in the Supreme Cout of the State of New York, County of New York, alleging unpaid brokerage fees in connection with the sale of the Company’s restaurant business in the amount of $319,000 plus treble damages. The Company believes the plaintiff’s positions are without merit and intends to vigorously defend itself in all respects.

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

NASDAQ Notice

On January 8, 2026, the Company received notice that it was not in compliance with Nasdaq Listing Rule 5620(a) due to the failure to hold an annual meeting within twelve months of fiscal year-end. The Company submitted a compliance plan on February 16, 2026, and on March 9, 2026 Nasdaq granted an extension until June 29, 2026 to regain compliance. Subsequent to quarter-end, the Company held its annual meeting of shareholders on April 13, 2026, thereby satisfying the requirements of Nasdaq Listing Rule 5620(a).

On May 5, 2026, Sadot Group Inc. (the “Company”) received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer satisfies the minimum shareholders’ equity requirement for continued listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1). Specifically, the Company’s shareholders’ equity as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 was ($54,745,000). The Company does not meet the alternative compliance standards of either a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Under Nasdaq rules, the Company has 45 calendar days from the date of the letter (until June 22, 2026) to submit a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter to evidence compliance. The letter has no immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “SDOT,” subject to the Company’s continued compliance with other listing requirements. The Company intends to submit a compliance plan to Nasdaq within the required timeframe and is evaluating various strategic options to regain compliance. There can be no assurance that the plan will be accepted by Nasdaq, that any extension will be granted, or that the Company will regain compliance within the allotted period.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

16.       Equity

Stock Option and Stock Issuance Plan

2021 Plan

The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 15,000 shares of common stock for issuance. As of March 31, 2026, 6,561 shares have been issued and 3,986 options to purchase shares have been awarded under the 2021 Plan.

2023 Plan

The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 25,000 shares of common stock for issuance. As of March 31, 2026, 24,238 shares have been issued and 690 option to purchase shares have been awarded under the 2023 Plan.

2024 Plan

The Company’s board of directors and shareholders approved and adopted on October 27, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 75,000 shares of common stock for issuance. As of March 31, 2026, 74,996 shares have been issued under the 2024 Plan and nil option to purchase shares have been awarded under the 2024 Plan.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

2025 Plan

On November 19, 2025, the Company’s board of directors approved the 2025 Equity Incentive Plan (the “2025 Plan”), subject to shareholder approval, which was subsequently obtained. The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards and other equity-based awards to officers, directors, employees, consultants and advisors of the Company. Upon approval of the 2025 Plan, the Company reserved 7,000,000 shares of common stock for issuance under the plan. The 2025 Plan supplements the Company’s prior equity incentive plans; however, following adoption of the 2025 Plan, no additional awards will be granted under the Company’s existing equity incentive plans, although previously granted awards will remain outstanding in accordance with their terms. As of March 31, 2026, no shares had been issued and no options had been granted under the 2025 Plan.

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

On December 3, 2024, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with institutional investors (“Purchasers”) and issued an aggregate of $3.75 million aggregate principal amount of convertible senior notes due in 2025 (the “Notes”) for aggregate gross proceeds of approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company (the “Offering”). RBW Capital Partners LLC, offering all securities through Dominari Securities LLC, served as the exclusive placement agent for the Offering. The Offering closed on December 4, 2024. Pursuant to the Purchase Agreement, the Notes were issued with an original issue discount of 20%. The Notes will mature on December 4, 2025, unless earlier converted upon the satisfaction of certain conditions. The conversion price of the Notes is $41.0 per share of common stock. The Notes include a “Most Favored Nation” clause which grants to the Purchasers the right to claim better conversion terms should the Company provide such to any as long as the Notes are outstanding. The Purchasers will be prohibited from effecting a conversion of the Notes to the extent that, as a result of such conversion, a Purchaser would beneficially own more than 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. The Company agreed to register the shares of common stock underlying the Notes for resale under a Registration Statement on Form S-3, pursuant the Securities Act of 1933. The Notes contain a covenant prohibiting the Company to incur, guarantee or assume any indebtedness, other than certain permitted indebtedness, create or allow or suffer any mortgage, lien, security interest or other encumbrance on its property or assets , other than permitted liens, redeem, discharge, repurchase, repay or make any payments in respect of any indebtedness if at the time such payment is due or is otherwise made or, after giving effect to such payment, an event of default under the Notes has occurred and is continuing, declare or pay any cash dividend or distribution on any stock or other equity interest of the Company, or make, any change in the nature of its business or modify its corporate structure or purpose. The Notes contain customary events of default and customary penalties for the Company’s failure to issue conversion shares on a timely basis. The Registration Rights Agreement contains customary penalties for our failure to file the registration statement or cause it to become effective on a timely basis and for certain other events.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On February 6, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, and the Purchasers agreed to purchase, 8% Unsecured Original Issue Discount Debentures (the “Debentures”) in the aggregate principal amount of up to $1,086,956 (with a funded amount of $1,000,000 after giving effect to an 8% original issue discount). The Debentures were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder. The financing closed on February 9, 2026. The Debentures mature on the earlier of (i) May 30, 2026, (ii) four months from the original issue date (May 30, 2026), or (iii) the closing of any debt or equity financing by the Company resulting in gross proceeds of at least $5,000,000. The Debentures do not bear regular interest but are issued at an 8% original issue discount. The Company has the option to prepay the Debentures at any time at the principal amount. As additional consideration, the Company issued an aggregate of 300,000 shares of the Company’s Common Stock to the Purchasers on a pro rata basis (the “Incentive Shares”). The SPA contains customary representations, warranties, covenants, and closing conditions. The Debentures contain negative covenants restricting the Company from incurring additional indebtedness (subject to permitted exceptions), creating liens, amending charter documents in a materially adverse manner, repurchasing equity or other indebtedness (with limited exceptions), paying dividends, or entering into affiliate transactions without Required Holders’ (holders of at least 50% plus $1.00 of the principal amount) consent. Events of default include non-payment, breaches of covenants, bankruptcy events, cross-defaults on material indebtedness, and other customary events. On January 29, 2026, the Company entered into an Engagement Agreement for Advisory Services (the “Engagement Agreement”) with RBW Capital Partners LLC and Dawson James Securities, Inc. (collectively, the “Financial Advisor”), pursuant to which the Financial Advisor provided advisory services in connection with the private debt transaction. The Company paid a one-time advisory fee of $10,000 at closing. The Engagement Agreement includes provisions for an exclusive placement agent engagement for four months post-closing, indemnification, and other standard terms.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, no preferred stock was issued and outstanding. The preferred stock is “blank check” preferred stock, the terms of which may be established by the Board of Directors from time to time.

On February 11, 2026, the Company designated 10,000 shares of its authorized preferred stock as Series A Preferred Stock and issued all 10,000 shares of such Series to an investor for aggregate proceeds of approximately $145,000, which has not been received as of March 31, 2026. The Series A Preferred Stock is non-convertible into common stock and initially had a stated value of approximately $14.52 per share. Each share was entitled to voting rights on an as-converted basis, initially equal to approximately 14.5 votes per share, subject to adjustment. The Series A Preferred Stock ranks pari passu with the Company’s common stock with respect to dividends and liquidation rights and is redeemable at the Company’s option at the stated value per share, plus any declared and unpaid dividends. On March 2, 2026, the Company amended the terms of the Series A Preferred Stock to reduce the stated value to approximately $5.16 per share and the voting rights to approximately 5.16 votes per share.

Restricted Share Awards

At March 31, 2026, there were 21,536 restricted share awards outstanding awarded to employees, consultants and the board of directors.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of the activity related to the restricted share awards, is presented below:

	Total RSA's	Weighted-average grant date fair value
Unvested at December 31, 2024	64,033	(64.90)
Granted	25,681	22.94
Forfeited	(27,895)	33.05
Vested	(33,815)	52.89
Unvested at, December 31, 2025	28,004	86.19
Granted	—	—
Forfeited	—	—
Vested	(6,468)	28.00
Unvested at March 31, 2026	21,536	103.69

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

Options

During the three months ended March 31, 2026, there were 0 shares forfeited upon resignation or termination of executives and board members.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2024	108.40	8,125	3.17	—
Granted	—	—	N/A	—
Exercised	119.88	(2,335)	N/A	—
Forfeited	97.63	(1,605)	N/A	—
Outstanding, December 31, 2025	106.11	4,185	2.13	—
Exercisable and vested, December 31, 2025	102.27	3,047	2.06	—
Outstanding, December 31, 2025	106.11	4,185	2.13	—
Granted	—	—	N/A	—
Exercised	107.86	(642)	N/A	—
Forfeited	—	—	N/A	—
Outstanding, March 31, 2026	105.79	3,543	1.39	—
Exercisable and vested, March 31, 2026	102.62	3,117	1.21	—

A summary of warrants activity during the three months ended March 31, 2026 and 2025 is presented below:

	Weighted-average exercise price	Number of warrants	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2024	186.20	159,313	1.82	—
Granted	13.00	12,504	4.85	—
Exercised	—	—	N/A	—
Forfeited	330.13	(39,974)	N/A	—
Outstanding, December 31, 2025	178.57	131,843	1.19	—
Exercisable, December 31, 2025	178.57	131,843	1.19	—
Outstanding, December 31, 2025	178.57	131,843	1.19	—
Granted	—	—	N/A	—
Exercised	—	—	N/A	—
Forfeited	—	—	N/A	—
Outstanding, March 31, 2026	178.57	131,843	0.94	—
Exercisable, March 31, 2026	178.57	131,843	0.94	—

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

The Company classified the Pre-Funded Warrants in shareholders’ equity. As of December 31, 2025, 37,063 Pre-Funded Warrants were exercised.

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $0.4 million for the three months ended March 31, 2026, of which $0.2 million were executive compensation, $3.1 thousand were given to the board of directors, $0.2 million were given to consultants for services rendered and nil were stock-based consulting expenses paid to related party.

Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $1.5 million for the three months ended March 31, 2025, of which $0.2 million were executive compensation, $0.1 million were given to the board of directors, $0.2 million were given to consultants for services rendered and $1.0 million were stock-based consulting expenses paid to Aggia.

17.       Related Party Transactions

In 2024 the Company has engaged Newton Incorporated, an investor relations firm owned and operated by our Chief Executive Officer, Chagay Ravid, to provide investor relations and strategic communications services. Newton was engaging other sub contractors for IR services in Europe. This arrangement was entered into prior to Mr. Ravid’s appointment as Chief Executive Officer. During the three months ended March 31, 2026, the Company paid approximately $55.0 thousand to Newton Incorporated and $0.2 million during the year ended December 31, 2025. The transaction was reviewed and approved in accordance with the Company’s related party transaction policies.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

18.       Subsequent Events

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

NASDAQ Notice

On May 5, 2026, Sadot Group Inc. (the “Company”) received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer satisfies the minimum shareholders’ equity requirement for continued listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1). Specifically, the Company’s shareholders’ equity as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 was ($54,745,000). The Company does not meet the alternative compliance standards of either a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Under Nasdaq rules, the Company has 45 calendar days from the date of the letter (until June 22, 2026) to submit a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter to evidence compliance. The letter has no immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “SDOT,” subject to the Company’s continued compliance with other listing requirements. The Company intends to submit a compliance plan to Nasdaq within the required timeframe and is evaluating various strategic options to regain compliance. There can be no assurance that the plan will be accepted by Nasdaq, that any extension will be granted, or that the Company will regain compliance within the allotted period.

Convertible Note Conversions

Subsequent to March 31, 2026, between April 30, 2026 and May 5, 2026, certain holders of the Company’s convertible notes elected to convert an aggregate of approximately $3.6 million of outstanding notes payable into shares of the Company’s common stock pursuant to the terms of the applicable notes. In connection with these conversions, the Company issued an aggregate of 11,559,964 shares of common stock, consisting of (i) 309,734 shares issued at a conversion price of $0.9458 per share, (ii) 2,182,908 shares issued at a conversion price of $0.4559 per share, and (iii) 9,067,322 shares issued at a conversion price of $0.2511 per share. The conversions reduced the Company’s outstanding indebtedness by the corresponding amounts.

Preferred Stock – Proceeds Received

Subsequent to March 31, 2026, the Company received aggregate cash proceeds of approximately $145.0 thousand related to the issuance of 10,000 shares of Series A Preferred Stock to an investor on February 11, 2026.

Evaluation of Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that no additional events require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of May 15, 2026, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. (“Sadot Group”), for the three months ended March 31, 2026, together with the audited financial statements of the Company for the year ended December 31, 2025 and the accompanying MD&A for that fiscal year appearing in our Annual Report on 2024 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2026. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” “Sadot”, “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group Inc., together with its consolidated subsidiaries.

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

Forward-Looking Statements

This Report contains forward-looking statements as defined in the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. These forward-looking statements are not guarantees of future performance, conditions, or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of Sadot Group Inc’s management’s control. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “forecast,” “model,” “proposal,” “should,” “may,” “intend,” “estimate,” and “continue,” and similar expressions (or the negative versions of such words or expressions), are intended to identify forward-looking statements. These forward-looking statements include, without limitation, information concerning Sadot’s possible or assumed future results of operations, business strategies, debt levels, competitive position, industry environment and possible growth opportunities. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Factors That May Affect Future Results and Financial Condition” in this Item 2 for a discussion of some of the uncertainties, risks and assumptions associated with these statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements except as required by law.

OVERVIEW

Sadot Group Inc. is our parent company and is headquartered in Burleson, Texas. During the three months ended March 31, 2026, we reported zero commodity sales revenue compared to $132.2 million in the prior-year period. This reflects the significant streamlining of our operations, including the closure of certain international offices and the completion of the sale of our Sadot Food Services segment on December 4, 2025.

As of March 31, 2026, Sadot Group consisted of one distinct operating unit and one discontinued operation.

●	Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s operating unit was intended to be a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. A default judgment related to the farm was issued during the fourth quarter of 2025. While the company has appealed this ruling, it has recognized an impairment of $11.8 million on the Zambia farm to reflect the associated financial impact. In addition, the Company had a deposit on farmland in Indonesia which was written off during the fourth quarter of 2025. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Our business involved farming, commodity trading, and shipping of food and feed products, such as soybean meal, wheat, and corn, via dry bulk cargo ships across global markets. We have recently encountered substantial operational issues that have severely impacted our ability to conduct these activities effectively. These challenges include, but are not limited to, disruptions in our supply chain, such as delays in sourcing raw materials, logistical bottlenecks in shipping and transportation, and inefficiencies in our farming operations due to difficult regulatory environments including a legal system, adverse weather conditions, labor shortages, inefficient regulatory environments, various court proceedings or equipment failures. Additionally, geopolitical tensions, trade restrictions, fluctuating commodity prices, and increased competition in the agri-foods sector have compounded these issues, leading to halted or suspended trading activities and an inability to fulfill contracts or secure new ones. Between November 2022 and October 2025, Aggia LLC FZ (“Aggia”) was providing consultancy in connection with the food supply chain activities which were designed to become the most important focus of the Company. However, as a result of disappointing performances in 2025, the Company decided to end the relationship with Aggia. On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aggia. Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended (collectively, the “Agreement Documents”), and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents. The Company is assessing the potential business opportunities surrounding supply chain, before making any decisions as to whether the Company wants to engage a replacement to the services previously provided by Aggia.

●	In 2025, the Company sold the assets relating to its U.S.-centric restaurant business. Sadot Restaurant Group, LLC (“Sadot Food Services”) held three concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill. During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. On December 4, 2025, the Company and its wholly-owned subsidiaries, Pokemoto LLC, Poke Co Holdings, LLC, and Muscle Maker Development, LLC (collectively, the “Sellers”), completed the sale of substantially all of the assets related to the Pokemoto and Muscle Maker Grill franchise businesses (the “Business”) to MARV Brands of America LLC, a Delaware limited liability company, and MARV Brands Inc., an Ontario business corporation (collectively, the “Buyers”), pursuant to an Asset Purchase Agreement dated December 4, 2025 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Buyers acquired the assets of the Business, including franchise agreements, intellectual property (such as trademarks, recipes, operations manuals, and brand standards), inventory, marketing funds, gift card balances, and other related assets, for a total purchase price of $2,900,000 (the “Purchase Price”). The Purchase Price consisted of: (i) a $100,000 earnest money deposit previously paid by the Buyers; (ii) $2,600,000 paid at closing; and (iii) a $200,000 holdback amount (the “Holdback Amount”) payable subject to certain conditions, including the delivery of specified missing franchise and transfer agreements as outlined in a side letter agreement dated December 4, 2025 (the “Side Letter”). The Holdback Amount is contingent upon the Sellers delivering fully executed copies of various missing agreements on or before the holdback payment date. The deadline for delivery has lapsed and the Company has not delivered all required agreements. Accordingly, the $200,000 holdback receivable has been written off as of December 31, 2025. In connection with the closing, the parties also executed a Trademark Assignment Agreement dated December 4, 2025, pursuant to which the Company and Pokemoto LLC assigned all trademarks related to the Business to MARV Brands Inc. The transaction closed on December 4, 2025, and the Company received the closing payment in accordance with the wire instructions. The sale allowed the Company to divest its franchise restaurant operations and further focus on its agri-food operations. Please see Note 4 – Assets held for sale and Note 5 – Discontinued operations for further details.

Key Financial Definitions

We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	Three Months Ended March 31,
	2026	2025
	$’000	$’000
Commodity sales	—	132,168
Cost of goods sold	—	(126,156)
Gross profit / (loss)	—	6,012
Depreciation and amortization expenses	—	(27)
Stock-based expenses	(359)	(1,428)
Sales, general and administrative expenses	(2,166)	(3,081)
(Loss) / Income from operations	(2,525)	1,476

EBITDA	(3,034)	2,388
EBITDA attributable to Sadot Group Inc.	(3,034)	2,506

Our key business and financial metrics are explained in detail below.

Revenues

Our revenues have historically been derived from Commodity sales. Revenues from commodity sales have declined substantially since Q2 2025. We generated no commodity sales revenue in the first quarter of 2026 as we continue to evaluate and streamline our agri-food operations following the divestiture of our food services business and the adverse judgment regarding our Zambia farm operations. The business has experienced significant trading difficulties around capital to support new trades, disputes on settlement of existing trades and a number of legal disputes on historic trades. Following the financial performance during the third quarter of 2025, management of the Company began evaluating alternative business lines to address this situation. All options are being assessed. The management continues to focus on monetizing the current assets of Sadot Agri-Foods as efficiently as possible. It should be highlighted that the risk of future impairments on current assets is a possibility going forward. Impairments on assets of the Trading business cannot be excluded in the near future or in the long run.

Cost of Goods Sold

Cost of goods sold includes commodity costs, labor, rent and other operating expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses primarily consist of the depreciation of property and equipment.

Stock-Based Expenses

Stock-based expenses include all expenses that are paid with stock.

For the periods ended March 31, 2026 and 2025, $0.4 million and $1.4 million, respectively, are recorded as Stock-based expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) / Income.

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

Other (Expense) / Income

Total Other (expense) / income listed below the Loss from operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) / Income consists of Change in fair value of stock-based compensation, loss on debt extinguishment and Interest expense, net.

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

Net Income (Loss) Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests was nil and $0.1 million for the periods ended March 31, 2026 and 2025, respectively. During the year ended December 31, 2023 the Company created a joint-venture in Zambia in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest. As described above, following the December 11, 2025 judgment by the High Court for Zambia, the Company lost possession, control, and ownership of the underlying farmland assets, which have been fully impaired. However, the Company retains a controlling interest in the Zambian entity, and therefore continues to consolidate the entity. The Company is appealing the judgment.

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

Reconciliations of EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA from the most comparable U.S. GAAP measure, Net income and the calculations of the Net income Margin and EBITDA Margin for the three months ended March 30, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	$’000	$’000
Net (Loss) / Income	(4,868)	820
Adjustments to EBITDA:
Depreciation and amortization expenses	—	27
Interest expense, net	1,834	1,541
Income tax expense	—	—
EBITDA	(3,034)	2,388
EBITDA attributable to non-controlling interest	—	118
EBITDA attributable to Sadot Group Inc.	(3,034)	2,506
Gross profit / (loss)	—	6,012
Gross profit / (loss) attributable to Sadot Group Inc.	—	6,130

Net income/ (loss) margin attributable to Sadot Group Inc.	N/A	0.6%
EBITDA margin attributable to Sadot Group Inc.	N/A	1.9%

Unaudited Condensed Consolidated Results of Operations - Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) / Income for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,		Variance
	2026	2025	$	%
	$’000	$’000	$’000
Commodity sales	—	132,168	(132,168)	(100.0)%
Cost of goods sold	—	(126,156)	126,156	(100.0)%
Gross profit / (loss)	—	6,012	(6,012)	(100.0)%
Depreciation and amortization expenses	—	(27)	27	(100.0)%
Stock-based expenses	(359)	(1,428)	1,069	(74.9)%
Sales, general and administrative expenses	(2,166)	(3,081)	915	(29.7)%
(Loss) / Income from operations	(2,525)	1,476	(4,001)	(271.1)%
Interest expense, net	(1,834)	(1,541)	(293)	19.0%
Loss on impairment	(93)	—	(93)	NM
Loss on litigation	(125)	—	(125)	NM
Loss on debt extinguishment	(262)	—	(262)	NM
Change in fair value of stock-based compensation	—	778	(778)	(100.0)%
(Loss) / Income for continuing operations before income tax	(4,839)	713	(5,552)	(778.7)%
Income tax expense	—	—	—	NM
Net (Loss) / Income for continuing operations	(4,839)	713	(5,552)	(778.7)%
Net (Loss) / Income for discontinued operations	(29)	107	(136)	(127.1)%
Net loss attributable to non-controlling interest	—	118	(118)	(100.0)%
Net (Loss) / Income attributable to Sadot Group Inc.	(4,868)	938	(5,806)	(619.0)%

NM= not meaningful

Gross Profit / (Loss)

	Three Months Ended March 31,		Variance
	2026	2025	$	%
	$’000	$’000	$’000
Commodity sales	—	132,168	(132,168)	(100.0)%
Cost of goods sold	—	(126,156)	126,156	(100.0)%
Gross profit / (loss)	—	6,012	(6,012)	(100.0)%
NM= not meaningful

Our gross (loss) profit totaled nil for the three months ended March 31, 2026, compared to $6.0 million profit for the three months ended March 31, 2025. The $6.0 million decrease is primarily attributed to a decrease in Commodity sales partially offset by a decrease in Cost of goods sold.

We generated Commodity sales of nil for the three months ended March 31, 2026, compared to $132.2 million for the three months ended March 31, 2025. This represented a decrease of $132.2 million. This decrease is due to Sadot Agri Foods being unable to enter into additional trades because of lack of working capital.

Cost of goods sold for the three months ended March 31, 2026, totaled nil compared to $126.2 million for the three months ended March 31, 2025. The $126.2 million or 100.0% change is a direct result of the decrease in sales.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		Variance
	2026	2025	$	%
	$’000	$’000	$’000
Depreciation and amortization expenses	—	(27)	(27)	(100.0)%

Depreciation and amortization expenses for the three months ended March 31, 2026, totaled nil compared to $27.0 thousand, for the three months ended March 31, 2025. The $27.0 thousand decrease is attributed to Farm related assets being fully depreciated in 2024 and the loss of the corporate office lease and furniture in Burleson.

Stock-Based Expenses

	Three Months Ended March 31,		Variance
	2026	2025	$	%
	$’000	$’000	$’000
Stock-based expenses	(359)	(1,428)	1,069	(74.9)%

Stock-based expenses for the three months ended March 31, 2026, totaled $0.4 million compared to $1.4 million for the three months ended March 31, 2025. The decrease in Stock-based expenses is primarily the result of the termination of the service agreement with Aggia entered in November 2025.

Sales, General and Administrative Expenses

	Three Months Ended March 31,		Variance
	2026	2025	$	%
	$’000	$’000	$’000
Sales, general and administrative expenses	(2,166)	(3,081)	915	29.7%

Sales, general and administrative expenses for the three months ended March 31, 2026, totaled $2.2 million compared to $3.1 million for the three months ended March 31, 2025. The $1.0 million decrease was primarily attributable to lower personnel-related costs resulting from a reduced staff count, as well as reduced operating and consulting expenses due to Sadot Agri-Foods being unable to enter into additional trades because of limited working capital availability.

Other Income / (Expense)

	Three Months Ended March 31,		Variance
	2026	2025	$	%
	$’000	$’000	$’000
Total other income / (expense), net	(2,314)	(763)	(1,551)	203.3%

Other income for the three months ended March 31, 2026, totaled $2.3 million expense compared to $0.8 million expense for the three months ended March 31, 2025. The other income was primarily attributable to the recognition of impairment of assets of $0.1 million, loss on litigation of $0.1 million, loss on debt extinguishment of $0.3 million, all of which were not present in the prior year, partially offset by a $0.3 million increase in Interest expense, net and $0.8 million decrease in change in fair value of stock-based compensation due to termination of agreement with Aggia.

Liquidity and Capital Resources

As of March 31, 2026, we had a working capital deficit of $57.8 million (an increase of $3.0 million from $54.8 million at December 31, 2025) and cash of $0.68 million. Current liabilities significantly exceed current assets, driven primarily by $49.0 million in accounts payable and accrued expenses and $11.1 million in notes payable (net of discount).

Substantially all of our outstanding debt obligations matured on December 31, 2025 and remain unpaid, placing us in default. These defaults, together with the working-capital deficit, raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. See Note 2 to the condensed consolidated financial statements for additional information.

On May 5, 2026, we received a notice from Nasdaq indicating that we no longer satisfy the minimum shareholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). We intend to submit a compliance plan within the required 45-day period and are evaluating strategic options to regain compliance.

Working Capital

We measure our liquidity in a number of ways, including the following:

	As of
	March 31, 2026	December 31, 2025
	$’000	$’000
Cash	679	653
Accounts Receivable, net	—	383
Other current assets(1)	1,697	1,721
Total current assets	2,376	2,757
Accounts payable and accrued expenses	48,961	47,335
Notes payable, net	11,072	10,196
Other current liabilities(2)	94	27
Total current liabilities	60,127	57,558
Working capital(3)	(57,751)	(54,801)
Current ratio(4)	0.04	0.05

(1) Consists of VAT, prepaid expenses, and current notes receivable.

(2) Consists of Operating lease liability and other current liabilities

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

At March 31, 2026, current ratio, which equals Total current assets divided by Total current liabilities, was 0.04, a decrease of 0.01, compared to current ratio of 0.05 at December 31, 2025. At March 31, 2026, working capital (deficit), which equals Total current assets less Total current liabilities, was $(57.8) million, an increase of $3.0 million, compared to working capital deficit of $(54.8) million at December 31, 2025. The decrease in current ratio and working capital was primarily due to an increase in accounts payable, a decrease in net accounts receivable due to large allowances, partially offset by a decrease in other current asset and an increase in other current liabilities.

While the Company maintains a base of current assets, including inventories and receivables, the timing and certainty of converting these assets into cash has presented operational challenges and led the business to increase borrowing to cover collection delays. During the three months ended March 31, 2026 the company increased its net borrowing by $0.9 million.

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

Management has performed a going concern assessment covering a period of twelve months from the issuance date of these condensed consolidated financial statements. While there is no assurance that existing borrowings and the equity line of credit will provide sufficient funding to support operations for the full assessment period, management believes it remains appropriate to prepare the financial statements on a going-concern basis. Management believes the actions described above, if successfully executed, will provide sufficient liquidity to meet obligations as they become due. However, there can be no assurance that such plans will be realized or that additional financing will be available on acceptable terms. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Helena Purchase Agreement Impact on Liquidity

The September 23, 2025 Helena Purchase Agreement provides potential access to up to $10 million but carries material cash obligations: $100,000 liquidated damages per 30-day period if the $2 million Threshold Amount is not met within six months of registration effectiveness, plus 2.0% monthly penalties for registration delays. These cash payments, combined with the Company’s negative working capital ($(6,982) thousand as of December 31, 2025 and debt maturities, increase liquidity pressure. The registration statement was initially filed but subsequently withdrawn. The original filing deadline was October 8, with the Form S-1 ultimately filed on November 14 and an effectiveness deadline of December 23. As a result of not meeting the required timelines, a penalty equal to 2% of the commitment amount was incurred, payable on the date of the triggering event and continuing on a monthly basis thereafter. As of March 31, 2026, the Company has accrued approximately $1.2 million related to these penalties, which is included in accrued expenses.

Settlement Agreement Impact on Capital Resources

On November 20, 2025, the Company entered into a settlement agreement with Aggia LLC FZ that requires a cash payment of $75,000 and the issuance of 1,050,000 shares of common stock. The Company has issued 257,000 shares to date, with the remaining 793,000 shares subject to shareholder approval under Nasdaq Rule 5635(d). As of December 31, 2025, the Company has accrued a liability for the remaining 793,000 shares within accrued expenses. The settlement also resulted in the cancellation of outstanding promissory notes previously issued to Aggia. From a liquidity perspective, the settlement required a modest cash outflow of $75,000, with no additional contractual cash obligations, and therefore does not represent a significant ongoing use of cash resources. However, the settlement impacts capital resources by reducing outstanding debt obligations through the cancellation of the promissory notes and increasing reliance on equity-based financing. The issuance of the remaining shares will result in dilution to existing shareholders and may impact the Company’s ability to raise additional equity capital. Subsequent to March 31, 2026, the Company received shareholder approval for the issuance of the remaining 793,000 shares, satisfying the approval requirement under Nasdaq Rule 5635(d).

Sources and Uses of Cash for the Three Months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, Net cash used in operating activities from continuing operation was $0.8 million compared to $3.0 million provided by operating activities for the three months ended March 31, 2025. Net cash used in operating activities from discontinued operations was nil and Net cash provided by operating activities from discontinued operations was $8.0 thousand, respectively, for the three months ended March 31, 2026 and 2025. Our Net cash used for the three months ended March 31, 2026, was primarily attributable to our Net loss of $4.9 million, adjusted for net non-cash income in the aggregate amount of $0.8 million and $3.3 million of Net cash used by changes in the levels of operating assets and liabilities. Our Net cash provided for the three months ended March 31, 2025, was primarily attributable to our Net income of $0.8 million, adjusted for net non-cash income in the aggregate amount of $19.8 million and $23.6 million of Net cash used in changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2026 and 2025, Net cash used in investing activities was nil. Net cash provided by investing activities from discontinued operations for the three months ended March 31, 2026 and 2025 was nil and $1.0 million.

For the three months ended March 31, 2026, Net cash provided by financing activities from continuing operations was $0.8 million, consisting of proceeds from notes payable of $1.0 million, partially offset by repayments of various other notes payable of $0.2 million. Net cash used in financing activities from discontinued operations was nil and $20.0 thousand, respectively, for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2025, Net cash used in financing activities was $3.1 million, consisting of repayments of various other notes payable of $1.5 million partially offset by $4.6 million of proceeds from notes payable.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to apply estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates that involve a higher degree of judgment include, among others, the determination of allowance on accounts receivable, assessment of impairment of assets, and provisions related to legal proceedings. Management evaluates these estimates on an ongoing basis and updates them as circumstances evolve. Actual results could differ from those estimates, and such differences may be material.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this guidance on January 1, 2025 did not have a material impact on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The standard is intended to enhance transparency of income statement disclosures, primarily through additional disaggregation of relevant expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Entities can adopt the change prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASC 2025-07”) which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The amendments are intended to enhance interim disclosures through a more principles-based framework. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company has not adopted this guidance as of March 31, 2026 and is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes various targeted amendments to the Accounting Standards Codification. The effective dates vary by amendment. The Company has not adopted this guidance as of March 31, 2026 and does not expect it to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Other than the above changes, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, we determined that certain material weaknesses in our internal controls over financial reporting existed as of December 31, 2025. Those material weaknesses are described below and are in process of being remediated.

We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures.

After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our CEO and CFO have concluded that these disclosure controls and procedures were not effective as of March 31, 2026.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness was identified as of December 31, 2025 and continues to exist as of March 31, 2026: We identified a material weakness arising from insufficient staffing and limited financial and accounting resources. This resource constraint resulted in inadequate segregation of duties, insufficient review and oversight of complex accounting matters, and challenges in the timely preparation and review of financial information.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

Lombard Trading International Corp. commenced two related proceedings against Sadot Latam, LLC and the Company and in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01 & 2025-021675-CA-01). In each case, plaintiff alleges a breach of contract claim related to an agricultural commodities transaction against Sadot Latam, LLC and seeks damages in the approximate amount of $7.4 million and $17 million, respectively. The plaintiff also alleges an alter ego and contract guaranty claim against the Company related to the alleged breach of contract. The original claims have been substantially narrowed through the Company’s successful motions practice. The Company denies the allegations and has filed its Answer, Affirmative Defenses, and Counterclaim, asserting a counterclaim of approximately $1.6 million against the plaintiff for amounts paid by the Company for which no goods were delivered. The Company has also filed a motion to dismiss the alter ego and contract guaranty claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the range of potential loss at this time. Based on the assessment of the Company’s legal counsel, a loss in respect of the plaintiff’s claim is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

In August 2023, the Company closed on the acquisition of approximately 5,000 acres of farmland in the Mkushi Region of Zambia through Sadot Zambia. Sadot Zambia is 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC. On December 11, 2025, the High Court for Zambia (Commercial Division) delivered a judgment in the case of Cropit Farming Limited v. Sadot LLC (2025/HPC/0184). The Court declared the Pre-Conditional Offer Agreement, the Purchase of Receivables and Validation Agreement, and the Joint Venture Agreement between the parties to be invalid, non-binding, and unenforceable. As a result, the Company, has lost possession, control, and ownership of approximately 5,000 acres of farmland in Mkushi, Zambia, which had been placed in escrow pursuant to the invalidated agreements. The Court dismissed Cropit Farming Limited’s claims for monetary damages but ordered Sadot LLC, a wholly owned subsidiary of the Company, to pay Cropit Farming Limited’s litigation costs. The Company’s counterclaims were also dismissed. The Company has filed an appeal seeking recovery of $3.5 million. The appeal process is expected to take in excess of one year. There is no guarantee that the Company will be successful in such appeal. While the Court has ordered the Company to pay Cropit Farming Limited’s litigation costs, the amount of such costs has not yet been determined. Accordingly, no liability has been accrued as of March 31, 2026, as the amount of the obligation is not reasonably estimable.

Zen-Noh Grain Corporation commenced commodity arbitration proceedings against Sadot Group Inc. and Sadot Latam LLC claiming non-delivery under a grain sales contract. The Company denies liability on the basis that Sadot Group Inc. was not a party to the underlying contract and that Sadot Latam LLC performed its obligations. . A further final round of submissions was allowed by the Tribunal, the final of which will be made in May 2026 by the Claimant. The Company believes it has meritorious defenses, including jurisdictional grounds for dismissal of the claim against Sadot Group Inc., but the outcome of arbitration proceedings is inherently uncertain and cannot be predicted. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

Kevin Mohan v Sadot Group Inc., formerly Muscle Maker, Inc. (AAA Case No. 01-25-0003- 4507). Former Chairman’s employment claims under Texas law exceeding $0.3 million (excluding unvested stock). The Claimant failed to pay the arbitrator’s deposit. The arbitration was suspended on 5 March 2026 (Preliminary Order No. 3) and terminated without prejudice on 31 March 2026 (Preliminary Order No. 4, Arbitrator John Allen Chalk, Sr.) pursuant to AAA Rule 56(d). No award was made and no liability was determined. The Claimant retains the right to refile until approximately March 2029 (limitation). It is too early to assess whether there would be a continuation to this claim, resulting in a loss and even if there was a loss the amount of such a loss cannot be estimated. On April 2, 2026, Mr. Mohan filed a complaint against the Company in the United States District Court for the District of Texas alleging breaches of employment contract and damages in the amount greater than $250,000 and less than $1,000,000 relating to alleged unpaid performance bonuses. The Company believes the plaintiffs’ positions are without merit and intends to vigorously defend itself in all respects. No contingent liability has been recorded as of March 31, 2026.

Nuval Trade S.A. v. Sadot Latam LLC (GAFTA No. 19-403) is a GAFTA arbitration arising from two soybean meal contracts. On April 17, 2026, a partial award was issued in favor of Nuval Trade S.A. against Sadot Latam LLC (not Sadot Group Inc.). The award relates to contracts dated February 27, 2024 and April 9, 2024, and grants approximately $12.0 million in damages. In addition, the award provides for interest at 5% per annum, compounded quarterly, on approximately $11.1 million from August 13, 2024 and on approximately $1.0 million from February 11, 2025 until the date of payment, as well as reimbursement of Nuval’s legal fees and arbitration costs. As of March 31, 2026, the total estimated liability, including interest and costs, was approximately $12.9 million, which has been accrued.

The Andersons, Inc. v Sadot LLC. On September 26, 2025, The Andersons, Inc. filed an admiralty and maritime action in the United States District Court for the Southern District of Ohio in aid of a arbitration proceeding against the Company’s subsidiaries, Sadot LLC and Sadot Latam, alleging breach of a contract for the sale of Argentine wheat and seeking approximately $521,641 plus alleged dispatch, pre-award interest, and other fees. In February 2026, The Andersons initiated a related GAFTA arbitration against the same parties. On March 9, 2026, The Andersons amended its complaint to add the Company as a defendant. The Company intends to defend these claims. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible, but not probable, and the amount or range of any potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued under ASC 450 as of March 31, 2026.

Star Fund commenced proceedings alleging that Sadot Group Inc. guaranteed Sadot Latam LLC’s obligations under a factoring agreement and claiming approximately $2.9 million. The claim against Sadot Group Inc. was based solely on a 2023 board resolution authorizing management to guarantee subsidiary debt with specified lenders. No executed guaranty document exists and Star Fund was not named in the resolution. The guaranty count was dismissed by agreement on December 9, 2025. A motion for summary judgment by a codefendant was heard on February 25, 2026 and remains under advisement. Following the dismissal by agreement of the guaranty count on December 9, 2025, the only count remaining against Sadot Group Inc. is a derivative unjust enrichment claim, in respect of which the Company maintains it has meritorious defenses on the basis that no executed guaranty document exists, no benefit was received by Sadot Group Inc., and Star Fund was not a party identified in the underlying 2023 board resolution. The matter remains pending against Sadot Group Inc. and Sadot Latam LLC. Based on the assessment of the Company’s legal counsel, a loss in respect of the residual claim against Sadot Group Inc. is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

Rocket Capital NY LLC v. Sadot Latam LLC. The plaintiff commenced proceedings in connection with a merchant cash advance arrangement entered into by Sadot Latam LLC. The claim is against Sadot Latam LLC only. The matter is at a preliminary stage. The Company denies the allegations and will defend the proceedings. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

Centurion MPP Pte. Ltd. v. Sadot Latam LLC. The claimant commenced proceedings in Singapore arising out of an alleged breach of a commodity sale and purchase contract. The claim is against Sadot Latam LLC only. The matter is at a preliminary stage. The Company denies the allegations and will defend the proceedings. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of March 31, 2026.

OSR Rotterdam BV filed a maritime attachment claim against Sadot Latam LLC on April 14, 2025 arising from an alleged breach of a charter party. OSR claims a contractual cancellation fee of $250,000 plus interest. The Company has recorded $250,000 within accounts payable as of March 31, 2026 in respect of the principal claim. Based on the assessment of the Company’s legal counsel, a loss is probable and the principal amount has been accrued; the amount of any further interest, costs, and enforcement charges in excess of the accrued sum cannot be reasonably estimated at this time.

On April 4, 2026, a former employee of the Company filed a complaint against the Company and its chief executive officer in the United States District Court for the District of New Jersey alleging breaches of employment contract and damages in the amount of $144,212 plus punitive damages relating to alleged unpaid performance bonuses, vacation time, and severance. The Company believes the plaintiffs’ positions are without merit and intends to vigorously defend itself in all respects. In early May 2026 the employee agreed to dismiss the complaint and move to an arbitration in Texas.

On February 18, 2026, Lisiten Associates Inc. filed a complaint against the Company in the Supreme Cout of the State of New York, County of New York, alleging unpaid brokerage fees in connection with the sale of the Company’s restaurant business in the amount of $319,000 plus treble damages. The Company believes the plaintiffs’ positions are without merit and intends to vigorously defend itself in all respects.

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

Item 1.A. Risk Factors

In addition to the Risk Factors set forth below, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 29, 2026. You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Any of the following risk factors, either by itself or together with other risk factors, could materially adversely affect our business, results of operations, cash flows and/or financial condition. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently viewed to be immaterial may also materially and adversely affect business, financial condition or results of operations. These risks can be impacted by factors beyond management’s control.

We have had limited revenue generation and will be required to engage in additional financing in order to maintain our business.

We have no commodity sales revenue in the current quarter and limited current assets relative to liabilities. Our ability to continue operations depends on our success in executing management’s plans, including completing additional debt or equity financings, and pursuing strategic alternatives. There can be no assurance that these initiatives will be successful.

We Face the Risk of Delisting from The Nasdaq Capital Market Due to Failure to Meet the Minimum Shareholders’ Equity Requirement and the Minimum Bid Price Requirement

On May 5, 2026, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that we no longer satisfy the minimum shareholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) because our shareholders’ equity as of December 31, 2025 was approximately $(54.7) million. We have 45 calendar days to submit a compliance plan and, if accepted, may receive an extension of up to 180 days to regain compliance. In addition, our common stock is currently trading below $1.00 per share, which places us at risk of failing to meet the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). If our compliance plan is not accepted, we fail to regain compliance with either the shareholders’ equity or minimum bid price requirements within the allotted time (including any applicable grace periods or extensions), or we otherwise fail to satisfy continued listing standards, our common stock may be delisted from The Nasdaq Capital Market. Delisting would likely have a material adverse effect on the liquidity and market price of our common stock, our ability to raise additional capital, and our ability to continue as a going concern.

We Face Substantial Doubt About Our Ability to Continue as a Going Concern, Which May Force Us to Scale Back or Cease Operations

As of March 31, 2026, we had a working capital deficit of $57.8 million and an accumulated deficit of $181.5 million. We have incurred significant net losses and negative cash flows from operations. These conditions, together with the defaults on our outstanding debt obligations (see below), raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to raise additional capital on acceptable terms, we may be forced to scale back or cease operations altogether.

Defaults on Our Outstanding Debt Obligations May Result in Acceleration of Indebtedness, Foreclosure on Collateral, and Additional Litigation

Substantially all of our outstanding notes payable (approximately $11.1 million net of discount as of March 31, 2026) matured on December 31, 2025 and remain unpaid. These obligations are currently in default. The defaults have triggered cross-default provisions and increase the risk of acceleration of indebtedness, foreclosure on collateral (including any pledged accounts receivable under our factoring arrangement), and additional litigation. We are actively seeking to refinance or restructure these obligations, but there can be no assurance that we will be successful on acceptable terms or at all.

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

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, and negatively affect the creditworthiness of agricultural producers who do business with us. Our farming operations have solely been located in the Mkushi region of Zambia. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our crop yields and planting cycles. Adverse crop conditions in the Mkushi region can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration. Furthermore we learned the hard way, that entering transactions in Zambia are full of complexities and outcomes which are either unfavorable or at a minimum stretching into many months and years.

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

Our growth plan included expansion into multiple verticals of the food supply chain, including expansion into new commodity trade routes and geographies, farming & warehousing, logistics & transportation, food processing, sustainability and carbon offsets. Our existing management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, which could harm our business, financial condition and results of operations.

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

Our growth plan included expansion into multiple verticals of the food supply chain, including expansion into new commodity trade routes and geographies, farming & warehousing, logistics & transportation, food processing, sustainability and carbon offsets. Our existing management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, and existing infrastructure, which could harm our business, financial condition and results of operations.

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

Additionally, we entered into joint ventures and investments in which we have limited control over governance, financial reporting, and operations. As a result, we face certain operating, financial, and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture’s activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners, and the risk that we will be unable to effectively work with or resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows.

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

We are involved in multiple material legal proceedings with aggregate claimed damages that would exceed our cash availability (excluding interest, punitive damages, and counterclaim-related exposures). We are involved in material litigation and regulatory proceedings, including but not limited to:

- An adverse judgment in Zambian courts regarding our majority-owned farm operations resulting in the loss of our interest in approximately 5,000 acres; we have appealed the judgment and are seeking recovery of approximately $3.5 million. The appeals process is ongoing and the ultimate outcome is uncertain.

●	A dispute with our factoring company regarding amounts owed under a recourse factoring arrangement secured by $3.9 million of accounts receivable, which is the subject of pending litigation.

●	Other claims, including those related to former executives and service providers.

These matters could result in significant monetary judgments, loss of assets, or other adverse outcomes that would materially adversely affect our financial condition, results of operations, and liquidity.

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

Our global operations were intended to function with trained individuals necessary for the warehousing, and shipping of raw materials for products used in other areas of manufacturing or sold as inputs or products to third-party customers. Our Company may lack the necessary methods and tactics to mitigate potential shortfalls.

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

Approval of the Amendment to Increase Authorized Common Stock Enhances Our Ability to Finance Operations and Pursue Strategic Transactions.

On April 13, 2026, at our Annual Meeting of Shareholders, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 2,000,000 to 250,000,000. This approval provides the Company with significantly greater flexibility to raise capital, explore M&A opportunities, issue equity for strategic initiatives, and grant equity awards under our equity incentive plans.

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

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aggia LLC FZ (“Aggia”). Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended (collectively, the “Agreement Documents”), and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents. In full and complete satisfaction of the debt and termination of the Agreement Documents, the Company agreed to issue to Aggia, or to Aggia’s designees, an aggregate of 1,050,000 shares of the Company’s common stock, par value $0.0001 per share (the “Settlement Shares”) and make a payment of $75,000. The Company issued 257,000

Settlement Shares (the “Initial Shares”) following the execution of the Settlement Agreement. The issuance of the remaining 793,000 Settlement Shares (the “Subsequent Shares”) is subject to obtaining requisite shareholder approval. If shareholder approval is not obtained by March 31, 2026, the obligation to issue the Subsequent Shares will be suspended until such approval is obtained, and the Company will continue to seek approval at subsequent meetings. The Company committed it will not issue any Subsequent Shares under the Settlement Agreement unless and until the requisite shareholder approval under Nasdaq Rule 5635(d) has been obtained. Apart from the initial issuance of Initial Shares (which is below the 19.99% threshold), no further Settlement Shares will be issued without such shareholder approval. Shareholder approval to issue the remaining 793,000 shares was obtained during the Company’s shareholder meeting on April 13, 2026. The Company plans to issue these in the near future. The Settlement Shares will be allocated pro-rata among Aggia’s designated assignees as set forth in the Settlement Agreement. The Settlement Agreement also terminates any related ancillary documents, including promissory notes issued thereunder (which will be deemed cancelled and satisfied in full upon issuance of the Settlement Shares), and eliminates any ongoing obligations under the Agreement Documents, such as services, compensation, board nomination rights, managing member representative roles, non-compete, confidentiality, or other covenants. The Settlement Agreement includes mutual releases of all claims related to the Agreement Documents and prior transactions between the parties, as well as customary representations and warranties, confidentiality provisions, governing law (State of Texas), dispute resolution (exclusive jurisdiction in federal or state courts in Dallas County, Texas, with jury trial waiver), and other miscellaneous terms.

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

Item 3. Defaults Upon Senior Securities

The Company’s outstanding notes payable (approximately $11.1 million net of discount at March 31, 2026) include obligations that matured on December 31, 2025 and remain unpaid. These obligations are currently in default. See Note 2 – Liquidity, Going Concern, and Management Plans and the related disclosures in Item 2 (MD&A) for further discussion of the defaults, the Company’s liquidity position, and management’s plans to address these matters.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Management/Board Changes

On January 5, 2026, the Company and Michael Roper, the Company’s former Chief Governance and Compliance Officer, entered into a Separation Agreement pursuant to which Mr. Roper’s employment terminated effective January 19, 2026. In connection with the Separation Agreement, the Company recorded a severance and related compensation accrual of approximately $0.7 million during the three months ended March 31, 2026, which is payable in installments over a ten-year period commencing March 1, 2026. As of March 31, 2026, approximately $0.1 million of the obligation was classified as current liabilities and approximately $0.7 million was classified as long-term liabilities in the condensed consolidated balance sheets. The Separation Agreement also provides for accelerated vesting of certain equity awards, continuation of certain benefits and insurance coverage, and customary release and restrictive covenant provisions. The Company may continue to engage Mr. Roper on a consulting basis.

Effective January 5, 2026, the Company terminated the employment of Aimee Infante as the Company’s former Chief Marketing Officer. There was no separation agreement entered into with Ms. Infante, and her Executive Employment Agreement terminated in connection with the termination of her employment.

There were no changes to the Company’s Chief Executive Officer, Chief Financial Officer, or Board of Directors during the three months ended March 31, 2026.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On May 5, 2026, Sadot Group Inc. (the “Company”) received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer satisfies the minimum shareholders’ equity requirement for continued listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1). Specifically, the Company’s shareholders’ equity as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 was ($54,745,000). The Company does not meet the alternative compliance standards of either a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

Under Nasdaq rules, the Company has 45 calendar days from the date of the letter (until June 22, 2026) to submit a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter to evidence compliance. The letter has no immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “SDOT,” subject to the Company’s continued compliance with other listing requirements.

The Company intends to submit a compliance plan to Nasdaq within the required timeframe and is evaluating various strategic options to regain compliance. There can be no assurance that the plan will be accepted by Nasdaq, that any extension will be granted, or that the Company will regain compliance within the allotted period.

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

Entry into a Material Definitive Agreement

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

Item 6. Exhibits

Exhibit No.	Exhibit Description
1.1+	Placement Agency Agreement, dated as of July 23, 2025, by and between Sadot Group Inc. and ThinkEquity LLC as Placement Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

1.2+	Engagement Agreement between Sadot Group Inc. and Digital Offering LLC dated September 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

3.1+	Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)

3.2+	Bylaws of Muscle Maker, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)

3.3+	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2019)

3.4+	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2020)

3.5+	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed on March 7, 2023)

3.6+	Articles of Merger (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 26, 2023).

3.7+	Certificate of Change to NRS 78.209 filed with the Nevada Secretary of State on October 9, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2024).

3.8+	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on September 9, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 15, 2025)

3.9	Certificate of Designation of Series A Preferred Stock, filed with the Nevada Secretary of State on February 11, 2026 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2026)

3.10	Certificate of Amendment to Designation of Series A Preferred Stock, filed with the Nevada Secretary of State on March 5, 2026 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2026)

3.11	Certificate of Amendment to Designation filed with the Nevada Secretary of State on or about May 1, 2026 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 6, 2026)

4.1+	Form of Warrant to Purchase Common Stock dated April 9, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.2+	Form of Pre-Funded Warrant to Purchase Common Stock dated April 9, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.3+	Form of Warrant to Purchase Common Stock issued to A.G.P./Alliance Global Partners dated April 9, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

4.4+	Form of Warrant to Purchase Common Stock dated November 22, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

4.5+	Form of Pre-Funded Warrant to Purchase Common Stock dated November 22, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

4.6+	Form of Placement Agent Warrant to Purchase Common Stock issued to A.G.P./Alliance Global Partners dated November 22, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

4.7+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2022)

4.8+	2023 Equity Incentive Plan (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)

4.9+	2024 Equity Incentive Plan (Incorporated herein by reference to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on May 23, 2024)

4.10+	Description of Securities (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)

4.11+	Form of Additional Warrant Altium Growth Fund Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 27, 2023.)

4.12+	Form of Promissory Note dated June 20, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 26, 2025).

4.13+	Form of Placement Agent Warrant (incorporated by reference to to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

4.14+	Employment Agreement between Sadot Group Inc. and Paul Sansom Dated August 1, 2025 (incorporated by reference to to the Registrant’s Current Report on Form 8-K filed on August 1, 2025)

4.15+	Separation Agreement, dated July 28, 2025, by and between Sadot Group Inc. and Jennifer Black (incorporated by reference to to the Registrant’s Current Report on Form 8-K filed on August 1, 2025)

10.1+	Form of Securities Purchase Agreement, dated April 7, 2021, between Muscle Maker, Inc. and the Purchaser* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

10.2+	Form of Securities Purchase Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

10.3+	Form of Registration Rights Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)

10.4+	Form of Securities Purchase Agreement, dated April 7, 2021, between Muscle Maker, Inc. and the Purchaser* (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

10.5+	Form of Director Agreement dated July 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019)

10.6+	Services Agreement between Muscle Maker, Inc., Sadot LLC and Aggia LLC FC dated November 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.7+	Addendum 1 to Services Agreement between Muscle Maker, Inc., Sadot LLC and Aggia LLC FC dated November 17, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.8+	Limited Liability Operating Agreement of Sadot LLC dated November 16, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.9+	Executive Employment Agreement between Muscle Maker, Inc. and Michael Roper dated November 16, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.10+	Executive Employment Agreement between Muscle Maker, Inc. and Jennifer Black dated November 16, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.11+	Executive Employment Agreement between Muscle Maker, Inc. and Kevin Mohan dated November 16, 2022 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.12+	Executive Employment Agreement between Muscle Maker, Inc. and Kenn Miller dated November 16, 2022 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.13+	Executive Employment Agreement between Muscle Maker, Inc. and Aimee Infante dated November 16, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)

10.14+	Standby Equity Purchase Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.15+	Form of Convertible Promissory notes issued to YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.16+	Global Guaranty Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.17+	Registration Rights Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)

10.18+	Addendum 2 to the Service Agreement entered between Muscle Maker Inc., Sadot LLC and Aggia LLC FX dated July 14, 2023 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2023)

10.19+	Form of Purchase Agreement by and between Sadot Group Inc. and Purchasers dated December 3, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024)

10.20+	Form of Registration Rights Agreement by and between Sadot Group Inc. and Purchasers dated December 3, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024)

10.21+	Form of Senior Convertible Note dated December 4, 2024 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024)

10.22+	Employment Agreement between Sadot Group Inc, and David Hanna dated May 7, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2025)

10.23+	Employment Agreement between Sadot Group Inc, and Chagay Ravid dated May 28, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 29, 2025)

10.24+	Form of Securities Purchase Agreement between Sadot Group Inc. and accredited investors dated June 20, 2025 (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 26, 2025).

10.25+	Designee Transfer Agreement dated July 22, 2025 by and between Sadot LLC and Palladium Holdings Ltd. (Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 23, 2025).

10.26+	Amendment between Sadot Group Inc. and Target Capital I, LLC dated July 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

10.27+	Amendment between Sadot Group Inc. and Jennifer Black dated July 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

10.28+	Form of Amendment and Waiver entered with the December 2024 Purchasers dated July 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

10.29+	Securities Purchase Agreement between Sadot Group Inc. and Helena Global Investment Opportunities I Ltd. dated September 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2025)

10.30+	Purchase Agreement between Sadot Group Inc. and Helena Global Investment Opportunities I Ltd. dated September 23, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2025)

10.31+	Form of Securities Purchase Agreement, dated October 15, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)

10.32+	Engagement Letter, dated October 15, 2025, by and between Sadot Group, Inc. and Dawson James Securities, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)

10.33+	Form of Lock-Up Agreement dated October 15, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)

10.34+	Secured Promissory Note dated October 29, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2025)

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

SADOT GROUP INC.

	By:	/s/ Chagay Ravid
Chagay Ravid
Dated: May 15, 2026		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Oren Attiya
Oren Attiya
Chief Financial Officer (Principal Financial and Accounting Officer)