Form 10-Q
period 2026-06-30
Sadot Group Inc.
filed 2026-08-14
CIK 1701756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39223

Sadot Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2555533
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of August 10, 2026, was 1,320,015.

Sadot Group Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sadot Group Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
	‘000	‘000
ASSETS
Current assets:
Cash (includes $0 and $0.27 million of restricted cash as of June 30, 2026 and December 31, 2025)	$124	$653
Accounts receivable, net of allowance for doubtful accounts of $2.4 million and $27.8 million as of June 30, 2026 and December 31, 2025, respectively	—	383
Other current assets	70	1,721
Total current assets	194	2,757
Right to use assets	—	110
Property and equipment, net	4	20
Intangible assets, net	10,825	—
Purchase Option - Membership Interest	1,612	—
Other non-current assets	—	10
Total assets	$12,635	$2,897
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,468	$47,335
Notes payable, net of discount of $0.08 million and $0.1 million as of June 30, 2026 and as of December 31, 2025, respectively	5,243	10,196
Other current liabilities	94	27
Total current liabilities	13,805	57,558
Notes payable, non-current, net of discount of $1.0 million and $0 million as of June 30, 2026 and as of December 31, 2025, respectively	4,024	—
Other non-current liabilities	661	84
Total liabilities	18,490	57,642
Commitments and Contingencies
Shareholders’ (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized:
Series A Preferred stock, $0.0001 par value, 10,000 shares authorized, 10,000 and 0 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	—	—
Series B Preferred stock, $0.0001 par value, 10,000 shares authorized, 1,000 and 0 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 12,500,000 shares authorized, 977,260 and 75,385 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	2	1
Additional paid-in capital	132,948	119,268
Accumulated deficit	(141,445)	(176,647)
Accumulated other comprehensive (loss)	(27)	(34)
Total Sadot Group Inc. shareholders’ (deficit)	(8,522)	(57,412)
Non-controlling interest	2,667	2,667
Total shareholders’ (deficit)	(5,855)	(54,745)
Total liabilities and shareholders’ (deficit)	$12,635	$2,897

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.

Condensed Consolidated Statement of Operations and Other Comprehensive Income / (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	‘000	‘000	‘000	‘000

Commodity sales	$—	$114,338	$—	$246,506
Other revenues	—	52	—	52
Cost of goods sold	—	(109,403)	—	(235,559)
Gross profit	—	4,987	—	10,999
Operating Costs and Expenses:
Depreciation and amortization expenses	(174)	(27)	(174)	(54)
Stock-based expenses	265	(419)	(94)	(1,847)
Sales, general and administrative expenses	(891)	(2,771)	(3,057)	(5,852)
Income (loss) from continuing operations	(800)	1,770	(3,325)	3,246
Other income	3	—	3	—
Interest expense, net	(1,861)	(1,237)	(3,695)	(2,778)
Change in fair value of stock-based compensation	—	—	—	778
Loss on impairment	—	—	(93)	—
Loss on litigation	(481)	—	(606)	—
Gain on Deconsolidation	42,397	—	42,397	—
Income / (loss) on debt extinguishment	788	(192)	526	(192)
Income (loss) from continuing operations before income tax	40,046	341	35,207	1,054
Income tax (expense) benefit	—	—	—	—
Net income (loss) from continuing operations	40,046	341	35,207	1,054
Discontinued Operations:
Income (loss) from discontinued operations, net of income taxes	29	(55)	—	52
Net income (loss) from discontinued operations	29	(55)	—	52
Net income (loss)	40,075	286	35,207	1,106
Net income (loss) attributable to non-controlling interest	—	103	—	221
Net income (loss) attributable to Sadot Group Inc.	40,075	389	35,207	1,327
Foreign exchange translation adjustment	—	(59)	(5)	(57)
Unrealized gain / (loss)	—	88	—	—
Unrealized gain / (loss), net of income tax	—	—	—	—
Total other comprehensive income / (loss)	—	29	(5)	(57)
Total comprehensive income (loss)	40,075	315	35,202	1,049
Comprehensive income (loss) attributable to non-controlling interest	—	103	—	221
Total comprehensive income (loss) attributable to Sadot Group Inc.	40,075	418	35,202	1,270

Net income / (loss) from continuing operations per share attributable to Sadot Group Inc.:
Basic	71.66	11.71	109.56	38.15
Diluted	71.53	11.69	109.16	38.13

Net income / (loss) from discontinued operations per share attributable to Sadot Group Inc.:
Basic	0.05	(1.89)	—	1.88
Diluted	0.05	(1.89)	—	1.88

Weighted-average number of common shares outstanding:
Basic	558,804	29,122	321,346	27,626
Diluted	559,859	29,175	322,513	27,643

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity/(Deficit)

(Unaudited)

								Receivable		Accumulated
								from		Other
							Additional	Preferred		Comprehensive	Non-
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Income /	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuance	Deficit	(Loss)	Interest	Total
							‘000	‘000	‘000	‘000	‘000	‘000
Balance as of December 31, 2025	—	$—	—	$—	75,385	$1	$119,267	$—	$(176,647)	$(34)	$2,667	$(54,746)
Common stock issued in connection with debt financing	—	—	—	—	15,000	—	840	—	—	—	—	840
Issuance of Series A Preferred Stock, cash receivable	10,000	—	—	—	—	—	145	(145)	—	—	—	—
Stock based compensation - vesting of options and restricted stock awards	—	—	—	—	424	—	347	—	—	—	—	347
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	7	—	7
Net income / (loss)	—	—	—	—	—	—	—	—	(4,873)	—	—	(4,873)
Balance as of March 31, 2026	10,000	—	—	—	90,809	1	120,599	(145)	(181,520)	(27)	2,667	(58,425)
Common stock issued as compensation to board of directors	—	—	—	—	39,650	—	323	—	—	—	—	323
Conversion of convertible notes payable	—	—	—	—	577,998	1	3,674	—	—	—	—	3,675
Stock based compensation - vesting of options and restricted stock awards	—	—	—	—	—	—	(273)	—	—	—	—	(273)
Acquisition of Anira and issuance of Series B Preferred Stock	—	—	1,000	—	135,000	—	7,013	—	—	—	—	7,013
Option Agreement	—	—	—	—	132,803	—	1,612	—	—	—	—	1,612
Receivable from Preferred Stock	—	—	—	—	—	—	—	145	—	—	—	145
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—		—	—
Net income / (loss)	—	—	—	—	—	—	—	—	40,075	—	—	40,075
Balance as of June 30, 2026	10,000	$—	1,000	$—	976,260	$2	$132,948	$—	$(141,445)	$(27)	$2,667	$(5,855)

							Accumulated
							Other
					Additional		Comprehensive	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income /	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Interest	Total
		‘000		‘000	‘000	‘000	‘000	‘000	‘000
Balance as of December 31, 2024	—	$—	26,126	$1	$112,406	$(83,187)	$(27)	$3,180	$32,373
Common stock issued as compensation for services	—	—	567	—	315	—	—	—	315
Stock-based compensation - vesting of options and restricted stock awards	—	—	370	—	283	—	—	—	283
Foreign exchange translation adjustment	—	—	—	—	—	—	2	—	2
Unrealized loss	—	—	—	—	—	—	(88)	—	(88)
Net income / (loss)	—	—	—	—	—	938	—	(118)	820
Balance as of March 31, 2025	—	—	27,063	1	113,004	(82,249)	(113)	3,062	33,705
Common stock issued as compensation for services	—	—	388	—	108	—	—	—	108
Stock-based compensation - vesting of options and restricted stock awards	—	—	405	—	259	—	—	—	259
Conversion of convertible loan	—	—	6,196	—	1,552	—	—	—	1,552
Foreign exchange translation adjustment	—	—	—	—	—	—	(59)	—	(59)
Unrealized gain	—	—	—	—	—	—	88	—	88
Net income / (loss)	—	—	—	—	—	389	—	(103)	286
Balance as of June 30, 2025	—	$—	34,052	$1	$114,923	$(81,860)	$(84)	$2,959	$35,939

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
	‘000	‘000
Cash Flows from Operating Activities
Net Income / (loss)	$35,202	$1,106
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization expenses	174	54
Amortization of debt discount	1,532	1,178
Stock-based expenses	397	1,847
Impairment of fixed assets	16	—
Accretion of note discount	38	—
Gain on Deconsolidation of subsidiary	(42,691)	—
Change in fair value of stock-based compensation	—	(778)
Bad debt expense	383	317
Loss of debt extinguishment	110	192
Write-off of unamortized debt discount on conversion	313	—
Notes payable capitalized interest	57	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(26,439)
Notes receivable	—	668
Other current assets	62	57,676
Other non-current assets	10	—
Accounts payable and accrued expenses	2,425	6,520
Other current liabilities	—	(45,457)
Other non-current liabilities	661	—
Operating right to use assets and lease liabilities, net	93	—
Deferred revenue	—	(2,251)
Net cash (used in) / provided by operating activities	(1,218)	(5,367)
Net cash (used in) / provided by operating activities - discontinued operations	—	124
Cash Flows from Investing Activities
Deconsolidation of subsidiary	(271)	—
Net cash (used in) / provided by investing activities	(271)	—
Net cash (used in) / provided by investing activities - discontinued operations	—	—
Cash Flows from Financing Activities
Proceeds from notes payable	1,000	10,002
Proceeds from issuance of Series A Preferred Stock	145	—
Payment of debt issuance costs	(10)	—
Repayments of notes payables	(182)	(6,024)
Net cash provided by financing activities	953	3,978
Net cash used in financing activities - discontinued operations	—	(42)
Foreign exchange translation adjustment	7	(57)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(529)	$(1,364)
Cash – beginning of period	653	1,786
Cash – end of period	124	422
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16	$3,399
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of notes payable into common stock	$(3,675)	$(1,241)
Conversion of stock	$3,675	$1,241
Issuance of promissory note for acquisition of Anira TradeOS	$5,000	$—
Issuance of common stock for purchase option, Anat Attia	$1,612	$—
Issuance of Series B preferred stock and common stock for acquisition of Anira TradeOS	$7,013	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Business Organization and Nature of Operations

Sadot Group Inc. (“Sadot Group” or “SGI” or together with its subsidiaries, the “Company”), a Nevada corporation was incorporated in Nevada on October 25, 2019. In late 2022, SGI was planning to transform from a U.S.-centric restaurant business into a global organization focused on the Agri-food commodity supply chain. Effective July 27, 2023, we changed our company name from Muscle Maker, Inc., to Sadot Group Inc. Sadot Group is headquartered in Burleson, Texas with subsidiary operations throughout the United States, Brazil, Canada, Colombia, India, Israel, Singapore, Ukraine, United Arab Emirates and Zambia. Effective December 4, 2025, the Company completed the sale of substantially all of the assets of its Sadot Food Services segment to MARV Brands. The results of the Sadot Food Services segment were presented as discontinued operations in prior periods but are no longer presented as discontinued operations in the current period. Effective June 26, 2026, the Company completed the sale of one hundred percent (100%) of the membership interests of Sadot Latam LLC and ceased to consolidate that entity from and after that date. Please see Note 6 - Disposition and Deconsolidation of Sadot Latam LLC for further details. Additionally, during June and July 2026, the Company acquired intellectual property and related technology assets. These transactions are part of the Company’s ongoing strategic transformation toward an AI-powered technology-enabled business serving the global commodities industry.

Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s operating unit was intended to be a global agri-foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across global markets. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill and Louis Dreyfus) as well as various regional organizations. During 2025, the Company undertook a series of actions to streamline its operations, including the closure of certain offices in Korea, Canada and Brazil, and the divestiture of its food services activity to MARV Brands on December 4, 2025. During the period ended June 30, 2026, the Company further reduced the scope of its agri-commodity activities through the sale of Sadot Latam LLC.

Sadot Agri-Foods had operated, through a majority-owned subsidiary, a roughly 5,000 acre farm in Zambia focused on commodities such as wheat, soy and corn, alongside high-value tree crops such as avocado and mango. During the fourth quarter of 2025, the Company experienced significant legal and regulatory challenges related to this operation, including an adverse judgment in local courts resulting in the loss of its interest in the Zambia farm. The Company has appealed this judgment and is seeking recovery of approximately $3.5 million. The appeals process is ongoing and is expected to be resolved within approximately 12 months; however, there can be no assurance as to the outcome. In connection with the sale of Sadot Latam LLC, the Company conveyed to the purchaser fifty percent (50%) of any net collection amount from the Zambia receivable. Please see Note 19 – Commitments and contingencies for further details.

The Company continues to evaluate its agri-food operations and broader supply chain opportunities, while also assessing alternative business strategies and sectors that may be more conducive to long-term shareholder value creation.

In prior periods, the Sadot Restaurant Group, LLC (“Sadot Food Services”) operating segment met the criteria to be classified as held for sale and was presented in discontinued operations. On December 4, 2025, the Company and its wholly-owned subsidiaries, Pokemoto LLC, Poke Co Holdings, LLC, and Muscle Maker Development, LLC (collectively, the “Sellers”), completed the sale of substantially all of the assets related to the Pokémoto and Muscle Maker Grill franchise businesses (the “Business”) to MARV Brands of America LLC and MARV Brands Inc. (collectively, the “Buyers”), pursuant to an Asset Purchase Agreement dated December 4, 2025. The assets sold included franchise agreements, intellectual property (including trademarks, recipes, operations manuals and brand standards), marketing funds, gift card balances and other related assets. The subsidiaries remain as inactive shell entities with no ongoing operations and are not material to the consolidated financial statements.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As a result of the transaction, the Company has exited its restaurant and franchise operations. The results of the Sadot Food Services segment continue to be presented as discontinued operations for all periods presented. The Company will no longer present discontinued operations for this segment in future periods. Please see Note 4 – Assets Held For Sale and Note 5 – Discontinued Operations for further details.

Reverse Stock Split

The Company has effected two reverse stock splits of its issued and outstanding common stock, a one-for-ten reverse stock split that became effective on September 15, 2025 (the “September 2025 Reverse Stock Split”), and a one-for-twenty reverse stock split effected on May 27, 2026 (the “May 2026 Reverse Stock Split”), referred to collectively herein as the “Reverse Stock Splits.”

September 2025

On September 9, 2025, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the “September 2025 Reverse Stock Split”), which became effective 12:01 am eastern on September 15, 2025. The company did so to regain compliance with Nasdaq listing requirements. As a result of the September 2025 Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding on the effective date were consolidated into one issued and outstanding share. All shareholders who would have otherwise received fractional shares as a result of the September 2025 Reverse Stock Split received cash in lieu of any fractional share interests. There was no change in the par value of the Company’s common stock. All share and per share amounts included in these condensed consolidated financial statements have been adjusted to reflect the September 2025 Reverse Stock Split.

May 2026

On May 21, 2026, the Board of Directors of Sadot Group Inc. approved a one-for-twenty (1-for-20) reverse stock split of the Company’s issued and outstanding common stock (the “May 2026 Reverse Stock Split”). The May 2026 Reverse Stock Split was effected primarily to increase the per-share trading price of the common stock in order to regain and maintain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

As a result of the May 2026 Reverse Stock Split, every twenty shares of common stock issued and outstanding on the effective date were automatically combined into one share of common stock. The May 2026 Reverse Stock Split affected all stockholders uniformly and did not alter any stockholders’ percentage ownership interest, except for immaterial changes resulting from the treatment of fractional shares. No fractional shares were issued in connection with the May 2026 Reverse Stock Split; stockholders who would otherwise have been entitled to a fractional share instead received a cash payment in lieu thereof. The number of authorized shares of common stock was reduced proportionately from 250,000,000 shares to 12,500,000 shares, and the par value per share remained unchanged at $0.0001. The Reverse Stock Splits did not affect the Company’s authorized or issued preferred shares.

All share and per-share amounts presented in the accompanying condensed consolidated financial statements and related notes, including the number of shares of common stock issued and outstanding, weighted-average shares outstanding, net loss per share, and shares underlying outstanding stock options, warrants, and other equity awards, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. The exercise prices and the number of shares issuable under the Company’s outstanding stock options, warrants, and equity incentive plans were proportionately adjusted in accordance with their respective terms to reflect the Reverse Stock Splits.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Closed Offices

During the fourth quarter of 2025, the Company began shutting down non-cash-flow-generating offices, namely its offices in Korea, Brazil and Canada, which had supported its agri-food sourcing and trading operations. Operations at all such locations have ceased. The Company is in the process of winding down the related legal entities, which is expected to continue through 2026.

2. Liquidity, Going Concern, and Management Plans

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s primary source of liquidity is cash on hand, working capital and borrowings. As of June 30, 2026, the Company had a working capital deficit (defined as total current assets less total current liabilities) of $13.6 million, representing an increase of $41.2 million compared to working capital deficit of $54.8 million as of December 31, 2025. This working capital deficit reflects that the Company’s current liabilities exceed its current assets. The Company believes that its existing cash on hand and expected future cash flows will be insufficient to fund its operations and meet its repayment obligations over the next 12 months. Accordingly, the Company intends to seek additional capital, including through potential public market financings. Subsequent to quarter-end, on July 16, 2026, the Company entered into a securities purchase agreement providing for the issuance of up to $100.0 million of senior secured convertible notes, of which $4.0 million in principal amount was issued at the initial closing, and an equity purchase facility agreement providing for sales of up to $100.0 million of newly issued shares of common stock, in each case subject to the conditions and limitations described in Note 22 – Subsequent Events.

The Company’s current assets have historically consisted primarily of accounts receivable. Substantially all accounts receivable are fully reserved through an allowance for credit losses, and the accounts receivable of Sadot Latam LLC were derecognized on June 26, 2026 in connection with the deconsolidation of that entity. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, which is necessary to fund its working capital requirements and ultimately achieve profitable operations.

In addition, most of the Company’s outstanding debt obligations matured on December 31, 2025 and remained in default as of June 30, 2026. During the six months ended June 30, 2026, certain notes that had been extended through June 4, 2026 were settled through the issuance of common stock during April and May 2026. Subsequent to June 30, 2026, the Company settled additional defaulted notes through the issuance of common stock. These maturities and defaults continue to contribute to the Company’s liquidity requirements and increase uncertainty regarding its ability to meet obligations as they become due. Please see Note 14 – Notes Payable for further details regarding outstanding debt obligations and default status.

On June 26, 2026, the Company completed the sale of one hundred percent (100%) of the membership interests of Sadot Latam LLC and ceased to consolidate that entity. While the deconsolidation reduced the Company’s recorded liabilities, it did not generate meaningful cash proceeds, and the Company remains dependent upon raising additional capital to fund its working capital requirements. Cash consideration received at closing was $1,000. Additionally, cash of $271,933 held by Sadot Latam LLC became the property of the buyers upon the transfer of the membership interest and ceased to be included in the Company’s consolidated cash balances as a result of the deconsolidation. Please see Note 6 – Disposition and Deconsolidation of Sadot Latam LLC for further details. As of the disposition date, Sadot Latam had no accrued payroll, accrued employee benefit balances, or other employee-related liabilities and no employee transfers, severance, retention, or transaction bonuses, or other employee benefit obligations arose from the disposition.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Management believes that if the Company is successful in raising additional capital through public market financings or other strategic alternatives, there will be sufficient liquidity to meet obligations as they become due. However, there can be no assurance that such plans will be realized or that additional financing will be available on acceptable terms. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements have been issued.

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

Working Capital

We measure our liquidity in a number of ways, including the following:

	June 30, 2026	December 31, 2025
	$’000	$’000
Cash (includes $0.00 million and $0.27 million of restricted cash as of June 30, 2026 and December 31, 2025, respectively)	$124	$653
Accounts Receivable, net	—	383
Other current assets (1)	70	1,721
Total current assets	194	2,757
Accounts payable and accrued expenses	8,468	47,335
Notes payable, net	5,243	10,196
Other current liabilities (2)	94	27
Total current liabilities	13,805	57,558
Working capital (3)	(13,611)	(54,801)
Current ratio (4)	0.01	0.05

(1) See Note 9 - Other Current Assets.

(2) Consists of operating lease liabilities.

(3) Working Capital is defined as Total current assets less Total current liabilities

(4) Current ratio is defined as Total current assets divided by Total current liabilities

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

3. Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements of the Company as of June 30, 2026, and for the three and six months ended June 30, 2026, and 2025. The results of operations for the three and six months ended June 30, 2026, and 2025 are not necessarily indicative of the operating results for the full year. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on April 29, 2026. The Balance Sheet as of December 31, 2025, has been derived from the Company’s audited Financial Statements.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiary. Any intercompany transactions and balances have been eliminated in consolidation. Effective June 26, 2026, the Company ceased to consolidate Sadot Latam LLC as a result of the sale of one hundred percent (100%) of the membership interests of that entity. The results of operations of Sadot Latam LLC are included in continuing operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) through June 26, 2026, within Commodity sales, Cost of goods sold and the related operating cost and expense captions. The gain of $42.4 million recognized on the disposition is presented separately within continuing operations on the Gain on Deconsolidation line. Please see Note 6 – Disposition and Deconsolidation of Sadot Latam LLC for further details.

Deconsolidation

The Company deconsolidates a subsidiary when it ceases to have a controlling financial interest in that subsidiary. Upon deconsolidation, the Company derecognizes the assets and liabilities of the former subsidiary at their carrying amounts as of the date control is lost, and recognizes a gain or loss measured as the difference between (i) the aggregate of the fair value of any consideration received, the fair value of any retained investment in the former subsidiary and the carrying amount of any non-controlling interest in the former subsidiary, and (ii) the carrying amount of the former subsidiary’s assets and liabilities. Any resulting gain or loss is recognized in the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) in the period in which control is lost. In determining the assets and liabilities to be derecognized, the Company evaluates whether it has retained any obligation in respect of the former subsidiary, including through indemnification, guarantee or other contractual undertaking, and continues to recognize a liability for any such retained obligation to the extent required under ASC 450, Contingencies, and ASC 460, Guarantees. Consideration that is contingent upon future events is measured at fair value at the date control is lost, and is subsequently remeasured through earnings.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Cash, Restricted Cash, and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2026 or December 31, 2025. As of December 31, 2025, the Company had $0.27 million of cash on deposit that was subject to a court-ordered restriction related to ongoing legal proceedings. This restricted cash was held by Sadot Latam LLC and was derecognized on June 26, 2026 in connection with the deconsolidation of that entity. As of June 30, 2026, the Company had $0 of restricted cash.

Accounts Receivable

Accounts Receivable consists of receivables related to Sadot Agri-Foods of $0 million and $0.4 million net of doubtful accounts of $2.5 million and $27.8 million as of June 30, 2026, and December 31, 2025, respectively. Gross accounts receivable of $25.6 million and the related allowance for credit losses of $25.6 million attributable to Sadot Latam LLC were derecognized on June 26, 2026 in connection with the deconsolidation of that entity. Please see Note 6 – Disposition and Deconsolidation of Sadot Latam LLC and Note 7 – Allowance for credit losses on accounts receivable for further details.

Accounts receivable are stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. The Company establishes allowances for uncollectible trade accounts receivable based on lifetime expected credit losses using an aging schedule for each pool of accounts receivable. Pools are determined based on risk characteristics such as the type of receivable and geography. A default rate is derived using a provision matrix which is evaluated on a regular basis by management and based on past experience and other factors. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short-term nature of the Company’s trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that collection of the balance is unlikely.

Factoring Agreements

Prior to the deconsolidation of Sadot Latam on June 26, 2026, Sadot Latam participated in a factoring arrangement under which certain trade receivables were transferred to a third-party financial institution with recourse. Because the transfer did not qualify for sale accounting under ASC 860, Transfers and Servicing, the arrangement was accounted for as a secured borrowing while Sadot Latam was consolidated.

Under the arrangement, Sadot Latam received approximately $3.6 million in cash advances secured by trade receivables with an original carrying value of approximately $4.7 million. The difference between the receivables transferred and the cash advances primarily reflected proceeds retained by the factor and associated factoring fees. Prior to the deconsolidation of Sadot Latam, the related borrowings were included in Notes Payable and the pledged receivables remained recorded in Accounts Receivable in the Company’s condensed consolidated financial statements.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Upon the deconsolidation of Sadot Latam on June 26, 2026, the related assets and liabilities associated with the factoring arrangement were removed from the Company’s condensed consolidated balance sheet. However, the Company remains a named party in litigation related to the factoring arrangement. See Note 19 – Commitments and Contingencies for additional information.

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

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other. Intangible assets acquired individually or as part of a group of assets are initially recognized and measured at cost. Intangible assets with finite useful lives are amortized over the period the asset is expected to contribute, directly or indirectly, to the Company’s future cash flows.

The Company determines the useful life of an intangible asset based on an analysis of all pertinent factors, including the expected use of the asset, any legal, regulatory or contractual provisions that may limit its useful life, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditure required to obtain the asset’s expected future cash flows. Amortization is recognized on a straight-line basis unless the pattern in which the economic benefits of the asset are consumed can be reliably determined, and commences when the asset is available for its intended use. The Company reevaluates the remaining useful life of each amortizing intangible asset each reporting period.

The Company does not amortize intangible assets having indefinite useful lives. As of June 30, 2026 and December 31, 2025, the Company had no indefinite-lived intangible assets and no goodwill. Finite-lived intangible assets are tested for impairment under the Company’s policy for impairment of long-lived assets described below. The assets related to Pokémoto and Muscle Maker Grill were sold in the fourth quarter of 2025. See Note 4 – Assets Held For Sale for additional information.

Asset Acquisitions

The Company evaluates each acquisition of assets to determine whether the transaction should be accounted for as a business combination under ASC 805-10 or as an asset acquisition under ASC 805-50. The Company applies the screen in ASC 805-10-55; if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For asset acquisitions, the cost of the acquisition, including direct transaction costs, is allocated to the individual assets acquired on the basis of their relative fair values, and no goodwill is recognized. Consideration consisting of equity instruments is measured at fair value on the acquisition date. Consideration consisting of non-interest bearing notes, or notes bearing a below-market rate of interest, is measured at present value in accordance with ASC 835-30, with the resulting discount amortized to interest expense over the term of the instrument using the effective interest method.

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

Convertible Instruments

The Company evaluates its convertible instruments to determine whether the contract, or an embedded component of the contract, qualifies as a derivative financial instrument required to be separately accounted for under ASC 815, Derivatives and Hedging.

If the embedded conversion feature is not required to be bifurcated and accounted for as a derivative liability, the convertible instrument is accounted for as a single liability measured at amortized cost using the effective interest method. No portion of the proceeds is allocated to an equity component, except where a convertible instrument is issued at a substantial premium, in which case the premium is recorded in additional paid-in capital in accordance with ASC 470-20-25-13.

As of June 30, 2026 and December 31, 2025, the Company determined that the conversion features related to its notes payable were not required to be bifurcated and recorded as derivative liabilities.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Commodity Sales

Commodity sale revenue is generated by Sadot Agri-Foods and is recognized when the commodity is delivered as evidenced by the bill of lading, physical delivery or completion of the sale contract and the invoice is prepared and submitted to the customer. During the three and six months ended June 30, 2026 and 2025, the Company recorded Commodity sales revenues of $0 million and $114.3 million in the three months ended June 30, 2026 and 2025, respectively, and $0 million and $246.5 million in the six months ended June 30, 2026 and 2025, respectively, which is included in Commodity sales on the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).

Stock-Based Expenses

Stock-based expenses include all expenses that are paid with stock. This includes stock-based consulting fees due to Aggia and other consultants, stock compensation paid to the Company’s board of directors, and stock compensation paid to employees. The consulting fees due to Aggia related to ongoing Sadot Agri-Foods and expansion of the global agri-commodities business. Based on the initial Services Agreement with Aggia LLC FZ, a Company formed under the laws of United Arab Emirates (“Aggia”), the consulting fees were calculated at approximately 80.0% of the Net Income generated by Sadot Agri-Foods through March 31, 2023. As of April 1, 2023 the consulting agreement was amended to calculate consulting fees on 40.0% of the Net income generated by Sadot LLC. See Note 19 – Commitments and contingencies for further details. For the three months ended June 30, 2026 and 2025, $(0.3) million and $0.4 million, respectively, and $0.1 million and $1.8 million in the six months ended June 30, 2026 and 2025, respectively, are recorded as Stock-based expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).

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

Net Income / (Loss) per Share

Basic Income / (Loss) per common share is computed by dividing net income/(loss) attributable to Sadot Group Inc. by the weighted average number of common shares outstanding during the period. Diluted Income / (Loss) per common share is computed by dividing net Income / (Loss) attributable to common shareholders by the weighted average number of common shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the exercise of warrants, options or the conversion of convertible notes payable.

The following securities are excluded from the calculation of weighted average diluted common shares as of June 30, 2026 and 2025, respectively, because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands, except for share count and per share data)
Warrants	$6,501	$7,903	$6,539	$7,917
Options	78	353	117	377
RSAs	974	2,866	1,046	3,029
Convertible debt	3	4,573	3	4,573
Total potentially dilutive shares	$7,556	$15,695	$7,705	$15,896

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company is currently authorized to issue 12,500,000 shares of common stock following the 1-for-20 reverse stock split effected in May 2026. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split, as applicable. The Company may issue additional shares of common stock in connection with future capital raising activities, acquisitions, equity compensation arrangements, and other equity-related transactions. Any future issuances of common stock may result in dilution to existing shareholders, reduce net income (loss) per share, and decrease existing shareholders’ ownership percentages. The Company may seek shareholder approval for increases in its authorized shares of common stock if additional shares are needed to support its future capital needs or strategic initiatives.

The following table sets forth the computation of basic and dilutive net Income / (Loss) per share attributable to the Company’s shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands, except for share count and per share data)
Net income / (loss) attributable to Sadot Group Inc.	$40,075	$389	$35,207	$1,327
Weighted-average shares outstanding:
Basic	558,804	29,122	321,346	27,626
Effect of potentially dilutive stock options	78	—	117	—
Effect of potentially dilutive RSAs	974	53	1,046	17
Effect of potentially dilutive convertible debt	3	—	3	—
Diluted	559,859	29,175	322,513	27,643

Net income / (loss) from continuing operations per share attributable to Sadot Group Inc.:
Basic	$71.66	$11.71	$109.56	$38.15
Diluted	$71.53	$11.69	$109.16	$38.13

Net income / (loss) from discontinued operations per share attributable to Sadot Group Inc.:
Basic	$0.05	$(1.89)	$—	$1.88
Diluted	$0.05	$(1.89)	$—	$1.88

Net income / (loss) per share attributable to Sadot Group Inc.:
Basic	$71.72	$9.82	$109.56	$40.03
Diluted	$71.58	$9.80	$109.16	$40.01

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of its customers’ financial condition. As of and for the quarter ended June 30, 2026 and March 31, 2026, certain customers accounted for more than 10% of total revenues, as disclosed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of customers	—	2	—	3
Type	Commodities	Commodities	Commodities	Commodities
% of purchases	—%	99%	—%	95%

The Company also relies on a limited number of vendors for procurement of commodities. A significant portion of purchases is concentrated among a small number of suppliers, which may impact operations if these relationships are disrupted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of vendors	—	2	—	2
Type	Commodities	Commodities	Commodities	Commodities
% of purchases	—%	99%	—%	95%

Derivative Instruments

The Company recognizes all derivatives in the balance sheet at fair value. During the periods June 30, 2025, the Company’s derivatives were comprised of Forward sales contracts for soybeans, carbon offset units, and futures and options of food and feed related commodities, traded on the Chicago Mercantile Exchange (“CME”). The Company did not have any derivative contracts outstanding as of or during the six months ended June 30, 2026. Derivatives that do not meet the requirements for hedge accounting to be applied per FASB ASC 815, Derivatives and Hedging, are adjusted to fair value through earnings. If the derivative does meet the criteria in ASC 815 to use hedge accounting, depending upon the nature of the hedge, the effective portion of changes in the fair value of the hedged assets, liabilities or firm commitments through earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. When a hedged item in a fair value hedge is sold, the adjustment in the carrying amount of the hedged item is recognized in earnings.

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

Amortization of debt discounts and issuance costs is included in Interest expense, net in the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).

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

Non-controlling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s farming consolidated entity. The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a VIE (“variable interest entities”). These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business entity is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company has no VIEs as of June 30, 2026 and December 31, 2025. The amount of net loss attributable to Non-controlling interests is disclosed in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss). Following the sale of the membership interests of Sadot Latam LLC on June 26, 2026, the Company holds variable interests in that entity through the profit-sharing entitlement, the retained interests in net collections, its indemnification obligations and its obligation to provide legal support. The Company has determined that it is not the primary beneficiary of Sadot Latam LLC and does not consolidate that entity. Please see Note 6 – Disposition and Deconsolidation of Sadot Latam LLC. The Company has no other variable interest entities as of June 30, 2026 and December 31, 2025.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company adopted this guidance on January 1, 2025 and has included the required disclosures in accordance with the new standard. The adoption did not have a material impact on its condensed consolidated financial statements.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendments clarify the effective date of ASU 2024-03, which requires public business entities to provide disaggregated disclosures about certain income statement expense captions, by confirming that all public business entities adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The clarification was issued because the transition language in ASU 2024-03 could have led entities without a calendar year end to conclude that initial adoption was required in an interim period rather than an annual period. Early adoption is permitted. The amendments are applied prospectively, with retrospective application to any or all prior periods presented permitted. The Company is currently evaluating the effect of ASU 2024-03, as clarified by ASU 2025-01, on its financial statement disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. Under prior guidance, the primary beneficiary of a variable interest entity (“VIE”) acquired in a business combination was always the accounting acquirer. The amendments instead require an entity to consider the factors in ASC 805-10-55-12 through 55-15 to identify the accounting acquirer when a business combination is effected primarily by exchanging equity interests and the legal acquiree is a VIE that meets the definition of a business. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance is applied prospectively to business combinations with an acquisition date on or after the date of initial application, and an entity is required to disclose the nature of and reason for the change in accounting principle in both the interim and annual reporting periods of adoption. The Company is currently evaluating the effect of this guidance on its financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments revise the definition of a performance condition for share-based consideration payable to a customer to incorporate conditions based on the volume or monetary amount of a customer’s purchases, or potential purchases, of goods or services from the grantor, including over a specified period of time. The ASU also eliminates the policy election to account for forfeitures as they occur for awards containing service conditions, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to a customer, regardless of whether a grant date has occurred under Topic 718. The amendments are effective for all entities for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2026, with early adoption permitted. The guidance is applied using either a modified retrospective or a full retrospective approach. The Company is currently evaluating the effect of this guidance on its financial statements.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASC 2025-07”) which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlying that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The amendments are intended to enhance interim disclosures through a more principles-based framework. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company has not adopted this guidance as of June 30, 2026 and is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes various targeted amendments to the Accounting Standards Codification. The effective dates vary by amendment. The Company has not adopted this guidance as of June 30, 2026 and does not expect it to have a material impact on its condensed consolidated financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not expect them to have a material impact on its condensed consolidated financial statements and related disclosures.

Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements, except as disclosed in Note 22 – Subsequent events.

4. Assets Held For Sale

2024 Disposal group held for sale

After launching Sadot Agri-Foods, the Company made the decision to explore the option of selling a portion of our restaurant operations. During the first quarter of 2024, the Company entered into an agreement with a brokerage firm to have the exclusive rights to offer and sell the Muscle Maker Grill and Pokémoto franchise business and potentially some of the corporate-owned restaurants. Accordingly, the assets and liabilities related to the restaurant operations were classified as held for sale in the Company’s Consolidated Balance Sheets. Throughout most of 2024, the Company considered retaining some Company owned stores due to location and potential training centers that posed challenges for sale. The assets related to Pokémoto & Muscle Maker Grill were sold during the fourth quarter of 2025.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Sadot Food Services had the following pre-tax income and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	‘000	‘000	‘000	‘000
Sadot Food Services Net Loss Before Income Tax	$(6)	$(55)	$(35)	$52

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

However, in the fourth quarter of 2024, the Company closed its last two corporate owned stores, and had a sale pending for the franchise business. Given the sale or pending sale of all of the restaurant operations as of December 31, 2024, the Company has deemed this to be a strategic shift in business structure as it will eliminate one of our two business segments, which triggered accounting for the restaurant operations as discontinued operations. The Company performed an impairment test on the net assets of the restaurant operations as of December 31, 2024, noting the carrying amount was less than the fair value less cost to sell. The assets related to Pokémoto and Muscle Maker Grill were sold during the fourth quarter of 2025. Following the completion of these sales, Sadot Restaurant Group is no longer classified in discontinued operations. The amounts of loss from Discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	‘000	‘000	‘000	‘000
Revenues	$—	$383	$—	$777
Cost of goods sold	—	—	—	—
Gross profit	—	383	—	777
Franchise advertising fund expenses	—	(13)	—	(34)
Post-closing expenses	—	(99)	—	(59)
Sales, general and administrative expenses	26	(321)	—	(621)
Income / (Loss) from discontinued operations	26	(50)	—	63
Other income	(3)	1	—	1
Interest expense, net	6	(6)	—	(12)
Income / (Loss) from discontinued operations before income tax	29	(55)	—	52
Income tax benefit / (expense) from discontinued operations	—	—	—	—
Income / (Loss) from discontinued operations	$29	$(55)	$—	$52

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

6. Disposition and Deconsolidation of Sadot Latam LLC

Share Purchase Agreement

On June 26, 2026, the Company sold 100% of the membership interests in Sadot Latam LLC to Dream America Marketing Services, Ltd., a Costa Rica entity (the “Purchaser”), for aggregate consideration consisting of (i) $1,000 in cash and (ii) recovery rights equal to 27.5% of cash collected on specified receivables of Sadot Latam and Sadot LLC, and 50% of net amounts collected on a Zambia receivable and Zen-Noh litigation matter. The Purchaser acquired Sadot Latam on an “as is, where is,” no-recourse basis and assumed all liabilities and existing litigation. The Company agreed to provide legal support for six months post-closing and to indemnify the Purchaser on customary terms.

Deconsolidation

Sadot Latam LLC was a Delaware limited liability company held through Sadot LLC, through which the Company conducted a portion of its Latin American agri-commodity trading operations. Upon the sale, the Company lost control and relinquished its power to direct activities that most significantly impact Sadot Latam’s economic performance. Accordingly, the Company deconsolidated Sadot Latam effective June 26, 2026 and recorded a gain on deconsolidation of approximately $42.4 million in other income (expense), net.

The gain on deconsolidation was determined as follows:

Consideration received and retained interests	$’000
Cash consideration received	$1
Total consideration and retained interests	1

Total assets derecognized	(1,860)
Total liabilities derecognized	44,550
Net liabilities derecognized	42,690

Gain before obligations retained by the Company	42,691
Obligations retained
OSR Rotterdam BV judgment (joint and several; retained at SGI)	(265)
Viserion Grain judgment (Latam-recorded portion; retained at Sadot LLC)	(29)
Gain on deconsolidation of subsidiary	$42,397

Sadot Latam’s functional currency was the U.S. dollar; accordingly, no foreign currency translation adjustment was reclassified into the gain. The operations of Sadot Latam through the deconsolidation date are included in continuing operations in the consolidated statements of operations, with the gain on deconsolidation presented as a separate line item.

Cash of approximately $272 thousand held by Sadot Latam (all of which was subject to court-ordered restriction) ceased to be included in consolidated cash balances. The net effect of the $1 thousand cash consideration received and $272 thousand of cash derecognized is presented as a $271 thousand outflow in investing activities in the Statements of Cash Flows for the six months ended June 30, 2026.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Recovery Rights and Fair Value Measurement

The Company retained recovery rights consisting of 27.5% of cash collected on specified receivables and 50% of net amounts collected on a Zambia receivable and Zen-Noh litigation matter. The underlying commodities receivables were fully reserved on Sadot Latam’s books at deconsolidation, and the timing and amount of any future collections and litigation recoveries are uncertain. Accordingly, the Company measured the recovery rights at fair value of $0 and did not record an asset as of the deconsolidation date. Should collections or litigation recoveries occur in future periods, the Company will recognize the receipt of such amounts as income at that time.

Retained Interests and Continuing Obligations

Following the closing, the Company retains the following involvement with Sadot Latam: the recovery rights described above; responsibility for Sadot Latam’s tax returns and taxes for periods ending on or before the closing date; an obligation to provide legal support for six months post-closing and control over the defense and settlement of pre-closing litigation during that period; indemnification obligations in favor of the Purchaser; and two-year non-solicitation and non-competition covenants. The Company also remains a named party in certain proceedings in which Sadot Latam is a party. Please see Note 19 – Commitments and Contingencies for further details regarding these obligations.

Income Taxes

Sadot Latam was a single-member limited liability company disregarded for United States federal income tax purposes, and its results were included in the Company’s consolidated tax position.

7. Allowance for Credit Losses on Accounts Receivable

For the periods ended June 30, 2026 and December 31, 2025, a summary of the activity in the allowance for credit losses on accounts receivable appears below:

	June 30, 2026	December 31, 2025
	$’000	$’000
Balance at beginning of period	$27,751	$105
Adjustments related to Sadot agri-foods	(25,264)	27,646
Balance at end of period	$2,487	$27,751

The adjustment in the six months ended June 30, 2026 includes the derecognition of Sadot Latam LLC’s allowance for credit losses upon deconsolidation on June 26, 2026.

8. Purchase Option - Membership Interest

On June 4, 2026, the Company entered into a Written Option Agreement with Anat Attia, individually and as sole member of the property limited liability companies party thereto, as amended by Amendment No. 1 dated June 10, 2026. The agreement grants the Company an exclusive, irrevocable option to acquire 100% of the membership interests in seven California-based real estate limited liability companies holding an aggregate of 147 residential units. The Portfolio has a total agreed value of $125.5 million, against which aggregate existing loans of $56.0 million remain in place, resulting in an agreed equity value of $69.5 million.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The option is exercisable for six calendar months from June 4, 2026 and expires on December 4, 2026 if not exercised. In consideration for the grant of the option, the Company agreed to pay a non-refundable option fee of $1,042,500, equal to 1.5% of the agreed equity value. The option fee is creditable against the exercise price. If the Company exercises the option, the exercise price of $69.5 million, less the option fee credit, or $68,457,500 net, is payable in cash or shares of Series C Preferred Stock at the Company’s election. Following any closing, the Company would pay the Grantor a management fee of $100,000 per month until full completion of each Portfolio property.

On June 6, 2026, the Company issued 132,803 shares of common stock to the Grantor with a fair value of approximately $1,612,000 in satisfaction of the option fee obligation. The value of shares issued exceeded the option fee requirement by approximately $569,500. The shares issued represented 17.71% of the Company’s outstanding common stock as of the issuance date, below the 19.99% threshold under Nasdaq Listing Rule 5635(d); accordingly, the issuance was effected without shareholder approval.

	June 30, 2026	December 31, 2025
	$’000	$’000
Purchase Option - Membership Interest	$1,612	$—
Purchase Option - Membership Interest Total	$1,612	$—

9. Other Current Assets

On June 30, 2026 and December 31, 2025, the Company’s other current assets consists of the following:

	June 30, 2026	December 31, 2025
	$’000	$’000
Prepaid expenses	$65	$1,713
Other receivables	2	2
Notes receivable, current	3	6
Other current assets	$70	$1,721

Prepaid expenses primarily consist of prepaid computer and software-related expenses and advance payments associated with commodity purchases related to the matters described in Note 19 – Commitments and Contingencies.

10. Other Non-Current Assets

As of June 30, 2026 and December 31, 2025, the Company’s other non-current assets consist of the following:

	June 30, 2026	December 31, 2025
	$’000	$’000
Security deposits	$—	$10
Right to use assets	—	110
Other non-current assets	$—	$120

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

11. Property and Equipment, Net

As of June 30, 2026 and December 31, 2025, Property and equipment consist of the following:

	June 30, 2026	December 31, 2025
	$’000	$’000
Furniture and equipment	$7	$19
Leasehold improvements	—	11
Property and equipment, gross	7	30
Less: accumulated depreciation	(3)	(10)
Property and equipment, net	4	20

The property and equipment balance consists primarily of immaterial assets related to an inactive Brazil subsidiary. Depreciation expense was minimal for all periods presented.

12. Intangible Assets, Net

On June 2, 2026, the Company entered into and closed a Share Purchase Agreement with the sole shareholder of Anira Consulting FZC, a company organized in the Sharjah Publishing City Free Zone, United Arab Emirates. On July 29, 2026, the parties entered into Amendment No. 2 to the agreement, pursuant to which the transaction was restructured, effective as of June 2, 2026, as an acquisition of the TradeOS commodity trading and risk management technology platform, the related intellectual property, and the “Tradewell” and “TradeOS” names and marks. In connection with the restructuring, the aggregate purchase price was reduced from $12.0 million to $11.5 million through a $500,000 reduction in the principal amount of the promissory note issued as consideration.

The seller retained ownership of Anira. The Company did not acquire, and did not assume any liability or obligation in respect of, any employees, customers, customer or supplier relationships or contracts, accounts receivable, trading positions, credit lines, or business operations of Anira.

The Company concluded that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and that the Purchased Assets do not constitute a business. Accordingly, the transaction was accounted for as an asset acquisition, and no goodwill was recognized.

Consideration

June 30, 2026
$’000
135,000 shares of Common Stock and 1,000 shares of Series B Preferred Stock	$7,014
Non-convertible promissory note, net of discount	3,985
Total consideration	10,999
Less: amortization expense	(174)
Total consideration, net as of June 30, 2026	$10,825

Consideration for the Purchased Assets consisted of 135,000 shares of Common Stock, 1,000 shares of Series B Preferred Stock, and a non-convertible, non-interest bearing promissory note maturing June 2, 2028. The note was recorded at present value using an imputed interest rate of 12%, resulting in a discount of approximately $1.0 million. See Note 14 — Notes Payable for the terms of the note.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Composition and useful lives

The Purchased Assets were recorded as finite-lived intangible assets. Based on an analysis of the factors described in Note 3 — Summary of Significant Accounting Policies, the Company assigned a useful life of five years. Amortization is recognized on a straight-line basis.

	Weighted-average useful life	Gross carrying amount	Accumulated Amortization	Net carrying amount
	in years	$’000	$’000	$’000
Trade OS Platform	5	$10,999	(174)	$10,825
Total as of June 30, 2026		10,999	(174)	10,825

Commencement of amortization

The Purchased Assets were recorded as finite-lived intangible assets with a useful life of 5 years. Amortization is recognized on a straight-line basis. Amortization expense for the six months ended June 30, 2026 was $174 thousand. The Company also acquired intellectual property assets marketed under the name “TradeIQ” on July 14, 2026. See Note 22 — Subsequent Events for further details.

Impairment

The Purchased Assets were acquired on June 2, 2026 and had not generated revenue as of June 30, 2026. As described in Note 2 — Liquidity, Going Concern, and Management Plans, the Company generated no commodity sales revenue in the six months ended June 30, 2026 and there is substantial doubt about its ability to continue as a going concern. Realization of the carrying amount of the intangible assets is dependent upon the Company successfully deploying the TradeOS platform and generating sufficient future cash flows from its use. The Company assessed whether indicators of impairment existed as of June 30, 2026 and concluded that no impairment charge was required. The estimates and assumptions underlying this assessment are subject to significant uncertainty, and changes in those estimates could result in a material impairment charge in a future period.

13. Accounts Payables and Accrued Expenses

Accounts payables and accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
	$’000	$’000
Accounts payable	$3,075	$3,941
Accrued payroll and bonuses	888	876
Accrued expenses	2,174	2,050
Accrued interest expense	1,191	982
Accrued professional fees	296	268
Accounts payable commodities	68	25,750
Sales taxes payable	1	2
Accrued litigation expenses	775	13,466
Total	$8,468	$47,335

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

14. Notes Payable

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

The Company evaluated the amended instruments under ASC 470-50, Debt Modifications and Extinguishments, and concluded that the changes did not result in substantially different terms. Accordingly, each amendment was accounted for as a modification of existing debt rather than an extinguishment. No gain or loss was recognized in connection with the amendments, and the effective interest rates were recalculated prospectively based on the revised cashflow terms. The carrying amounts of the notes continue to include unamortized original-issue discount and issuance costs, which was amortized through the new maturity date of June 4, 2026.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During April and May 2026, all outstanding convertible notes were converted into shares of the Company’s common stock pursuant to the conversion provisions of the respective note agreements. The conversions resulted in a net gain on extinguishment of debt, which was recognized in the Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income / (Loss). As of June 30, 2026, no convertible notes remained outstanding.

Seller Promissory Note - Purchased Assets

In connection with the acquisition of the Purchased Assets described in Note 12 — Intangible Assets, Net, the Company issued a promissory note to the seller. Pursuant to Amendment No. 2 to the SPA dated July 29, 2026, and effective as of the June 2, 2026 closing date, the principal amount of the note was reduced by $500,000, and the Company issued an amended and restated non-convertible promissory note in the principal amount of $4.5 million. The note bears no stated interest and matures on June 2, 2028.

Because the note does not bear interest, it was recorded at present value in accordance with ASC 835-30 using an imputed interest rate of 12%. The discount is amortized to interest expense over the term of the note using the effective interest method.

Factoring agreement

As of June 30, 2026, the Company has no factoring arrangements as these arrangements were part of Sadot Latam which is deconsolidated.

Notes Payable

Overview

The Company’s notes payable consist of (i) convertible notes, (ii) non-convertible notes payable, and (iii) obligations under a factoring agreement accounted for as a secured borrowing. Only certain notes contain features that permit settlement in shares of the Company’s common stock.

Summary of Notes Payable

As of June 30, 2026:

Description	Total	Current Portion	Long-Term Portion
	‘000	‘000	‘000
Convertible notes	$—	$—	$—
Non-convertible notes	9,267	5,243	4,024
Factoring arrangement	—	—	—
Total Notes Payable, net	$9,267	$5,243	$4,024

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2025:

Description	Total	Current Portion	Long-Term Portion
	‘000	‘000	$’000
Convertible notes	$2,839	$2,839	$—
Non-convertible notes	4,098	4,098	—
Factoring arrangement	3,259	3,259	—
Total Notes Payable, net	$10,196	$10,196	$—

As of June 30, 2026, notes payable consisted of current and long-term obligations. Current notes payable represent obligations due within the next twelve months or obligations for which the Company does not have the ability to defer settlement beyond twelve months. Long-term notes payable represent obligations with contractual maturities extending beyond twelve months from the balance sheet date. As of December 31, 2025, all notes payable were classified as current.

Non-convertible Notes Payable

The Company’s non-convertible notes payable consist of short-term borrowings that do not include conversion features and are repayable in cash under contractual terms. As of June 30, 2026, net non-convertible notes payable totaled approximately $9.3 million. The outstanding notes have maturity dates ranging from October 2, 2025 through June 2, 2028. As of December 31, 2025, non-convertible borrowings, including short-term secured debt, totaled $4.1 million. Interest rates on notes payable ranged from 3.75% to 46.00% per annum during 2026 and 2025.

Notes Payable

The Company repaid a total amount of $3.6 million and $3.8 million of the notes payable during the three and six months ended June 30, 2026, respectively, of which $0.0 million and $0.2 million was repaid in cash and $0.00 million and $3.6 million was converted into stock, respectively. During the year ended December 31, 2025 the Company repaid a total amount of $12.1 million of the notes payable, of which $10.4 million was repaid in cash and $1.7 million was converted into stock. The company entered into new loans in the amount of $1.0 million and $6.0 million during the three and six months ended June 30, 2026, respectively, and $11.7 million for the year ended December 31, 2025, respectively.

As of June 30, 2026, the Company had an aggregate amount of $9.3 million in notes payable, net. The notes had interest rates ranging between 0.00% to 46.00% per annum, due on various dates through June 30, 2028.

As of June 30, 2026, the Company has outstanding short-term debt in the form of notes payable totaling $5.2 million, which is included in the $9.3 million in notes payable, net. The effective interest rate on the short-term debt is 3.75% to 46.00%.

Certain of the Company’s notes payable are secured by assets of the Company and its subsidiaries, and the lenders have recourse to such assets in the event of default.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The maturities of notes payable as of June 30, 2026, are as follows:

Principal Amount
$’000
7/1/26-12/31/26	$5,323
1/1/27-12/31/27	—
1/1/28-12/31/28	5,000
1/1/29-12/31/29	—
Thereafter	—
Total maturities	10,323
Less discount	(1,055)
Notes payable, net	$9,267

15. Leases

The Company had an operating lease obligation accounted for under ASC 842 related to previously occupied corporate office space. Operating leases generally have remaining terms of one to five years and may include options to extend the lease term. Please see Note 19 – Commitments and Contingencies for further details.

During January 2026, the Company vacated its leased corporate office space and received notice from the landlord alleging default under the lease agreement, accelerating remaining lease obligations, and repossessing the premises. The lease had an original remaining contractual term through March 2029. As a result of vacating the premises, the Company determined that the related right-of-use asset was no longer recoverable and recorded a full impairment charge of $110.1 thousand in the three months ended March 31, 2026. In addition, the Company recorded a write-off of fixed assets associated with the premises totaling $16.8 thousand in the three months ended March 31, 2026.

The Company continues to recognize an operating lease liability of approximately $94.0 thousand as of June 30, 2026, representing the present value of remaining contractual lease payments. The lease liability reflects the Company’s continuing obligation under the lease agreement, as the Company has not been legally released from its contractual obligations. Due to the landlord’s acceleration of lease payments, all remaining lease obligations are classified as due within 2026. The Company recorded accrued lease obligations under ASC 450, Contingencies, of $16.9 thousand for the six months ended June 30, 2026 related to unpaid rent and related charges. No accrued lease obligation was recorded for the three months ended June 30, 2026, the three months ended June 30, 2025, or the six months ended June 30, 2025.

The landlord may seek additional damages, including future rent and releasing costs; however, such amounts are not reasonably estimable as of June 30, 2026 and therefore have not been recorded. Management will continue to evaluate this matter as additional information becomes available. The original contractual lease term extends through March 2029. The weighted-average remaining lease term and weighted-average discount rate are not presented due to immateriality.

16. Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
	$’000	$’000
Operating lease liability, current	$94	$27

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

17. Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30, 2026	December 31, 2025
	‘000	‘000
Other non-current liabilities	661	84
Total	$661	$84

On January 5, 2026, the Company and its former Chief Governance and Compliance Officer entered into a Separation Agreement pursuant to which that officer’s employment terminated effective January 19, 2026. In connection with the Separation Agreement, the Company recorded a severance and related compensation accrual of approximately $0.7 million, which is payable in installments over a ten-year period commencing March 1, 2026. As of June 30, 2026, approximately $55 thousand of the obligation was classified within accrued payroll (a component of accounts payable and accrued expenses) and approximately $0.66 million within Other non-current liabilities.

18. Income Taxes

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. The Company recorded no income tax expense for the three and six months ended June 30, 2026, resulting in an effective tax rate of 0%.

The 0% effective tax rate for the current period is primarily attributable to the continued utilization of net operating loss carryforwards. The deferred tax asset (“DTA”) related to these NOLs is subject to a full valuation allowance which was previously recorded. As a result, although there is current period income, the corresponding income tax expense is offset by a reduction in the valuation allowance, resulting in no net income tax expense. The Company continues to maintain a full valuation allowance against its deferred tax assets as it has not yet concluded that it is more likely than not that the deferred tax assets will be realized.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

19. Commitments and Contingencies

Consulting Agreements

On November 14, 2022, the Company entered into a Services Agreement with Sadot LLC and Aggia LLC FC, a company formed under the laws of United Arab Emirates, whereby Aggia provided advisory services for creating, acquiring and managing Sadot Agri-Foods’ wholesale food business and physical commodity trading operations. Compensation under the original agreement consisted of performance-based share issuances and contingent debt obligations.

In July 2023, the parties amended the compensation arrangement. The Company issued 885,546 shares to Aggia and agreed to vest additional shares based on Sadot Agri-Foods’ quarterly net income through July 2028. On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release with Aggia to terminate the Services Agreement and fully settle all claims, debts, obligations and liabilities. As a result of the termination, no further services will be provided by Aggia and no additional performance-based share issuances or contingent compensation will be earned. Shareholder approval for the issuance of 793,000 remaining shares under the settlement was obtained on April 13, 2026, and the shares were issued in May 2026. The Company reimbursed Aggia for all operating costs related to Sadot Agri-Foods, totaling $1.8 million for the year ended December 31, 2025. Please see Note 20 – Equity for further details.

Purchase Agreement with Helena Global Investment Opportunities I Ltd.

On September 23, 2025, the Company entered into a Purchase Agreement with Helena Global Investment Opportunities I Ltd. (“Helena”), pursuant to which the Company has the right, but not the obligation, to sell up to $10,000,000 of its common stock to Helena from time to time, subject to certain limitations and conditions. Sales occur through Advance Notices at a purchase price equal to 97% of the lowest daily closing volume weighted average price during the applicable pricing period. In connection with the Purchase Agreement, the Company issued 13,849 commitment fee shares and agreed to pay a placement agent fee of 1.25%.

If the Company has not submitted Advance Notices in an aggregate amount of at least $2,000,000 prior to the date that is six months following the effective date of the registration statement covering the shares, the Company is required to pay Helena liquidated damages of $100,000 for every 30-day period thereafter until that amount is met. If the registration statement is not filed or declared effective by the applicable deadlines, the Company is required to pay Helena partial liquidated damages equal to 2.0% of the commitment amount on each such event date and on each monthly anniversary thereafter. As of June 30, 2026 and December 31, 2025, the Company had accrued $1.8 million and $0.6 million, respectively, in respect of such liquidated damages, which is included in accounts payable and accrued expenses. Sales under the Purchase Agreement are subject to a 4.99% ownership limitation, a registration limitation and a 19.99% exchange cap unless shareholder approval is obtained. In July 2026, the agreement with Helena was terminated and the Company made a payment to Helena in the amount of $350 thousand.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Disposition of Sadot Latam LLC — Legal Support Obligation and Indemnification

In connection with the sale of the membership interests of Sadot Latam LLC on June 26, 2026, the Company agreed, for a period of six (6) months following the Closing Date, to provide at its sole cost and expense all legal support, cooperation and assistance reasonably necessary in connection with all litigation and disputes involving Sadot Latam LLC that existed as of the Closing Date, including providing legal representation through counsel selected and compensated by the Company. The Company’s obligation extends to all such matters relating to events, circumstances or conditions existing prior to the Closing Date, whether or not pending, threatened or known as of that date. During the six-month period the Company has the right to control the defense and settlement of such matters, provided that it may not settle any matter without the purchaser’s prior written consent if the settlement would impose material ongoing obligations on Sadot Latam LLC or the purchaser, require an admission of wrongdoing, result in injunctive relief, or have a material adverse effect.

The Company also agreed to indemnify the purchaser and its affiliates against losses arising out of or relating to any inaccuracy in or breach of the Company’s representations and warranties, any breach of its covenants, taxes of Sadot Latam LLC for periods ending on or before the Closing Date, and any failure to provide the legal support described above. Indemnification in respect of breaches of representations and warranties, other than the fundamental representations and those relating to taxes, is subject to a threshold of $50,000 and a maximum aggregate liability of $1,000,000. There is no contractual limitation on the Company’s indemnification obligations in respect of the fundamental representations, the representations relating to taxes, or breaches of covenants. The representations and warranties survive for two years following the Closing Date, except that the fundamental representations survive indefinitely, those relating to taxes survive until expiration of the applicable statute of limitations, and those relating to environmental matters survive for five years. As of June 30, 2026, no indemnification claim had been asserted and $0 has been recorded in respect of these obligations. The Company is also responsible for the tax returns and taxes of Sadot Latam LLC for periods ending on or before the Closing Date. For a period of two years following the Closing Date the Company has agreed to non-solicitation and non-competition covenants.

Litigations, Claims and Assessments

On June 26, 2026, the Company sold 100% of the membership interests of Sadot Latam LLC. The purchaser acquired the interests on an “as is, where is” basis, inclusive of all existing and threatened litigation, claims and liabilities of that entity, and without recourse to the Company in respect of such liabilities. The Company evaluated each proceeding to determine whether the obligation is that of Sadot Latam LLC alone or whether the Company or another of its subsidiaries is a named party, co-obligor or guarantor. Accrued liabilities in respect of proceedings in which Sadot Latam LLC was the sole obligor were derecognized on the closing date; accrued liabilities in respect of proceedings naming the Company were retained. Accrued litigation expenses of $13.9 million were derecognized in connection with the deconsolidation. Please see Note 6 – Disposition and Deconsolidation of Sadot Latam LLC.

Lombard Trading International Corp. commenced two related proceedings against Sadot Latam, LLC and the Company in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01 & 2025-021675-CA-01). In each case, plaintiff alleges a breach of contract claim related to an agricultural commodities transaction against Sadot Latam, LLC and seeks damages in the approximate amount of $7.4 million and $17 million, respectively. The plaintiff also alleges an alter ego and contract guaranty claim against the Company related to the alleged breach of contract. The original claims have been substantially narrowed through the Company’s successful motions practice. The Company denies the allegations and has filed its Answer, Affirmative Defenses, and Counterclaim, asserting a counterclaim of approximately $1.6 million against the plaintiff for amounts paid by the Company for which no goods were delivered. The Company has also filed a motion to dismiss the alter ego and contract guaranty claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the range of potential loss at this time. Based on the assessment of the Company’s legal counsel, a loss in respect of the plaintiff’s claim is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In August 2023, the Company acquired approximately 5,000 acres of farmland in the Mkushi Region of Zambia through Sadot Zambia. Sadot Zambia was 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC. On December 11, 2025, the High Court for Zambia (Commercial Division) delivered a judgment in Cropit Farming Limited v. Sadot LLC (2025/HPC/0184). The Court declared the PreConditional Offer Agreement, the Purchase of Receivables and Validation Agreement, and the Joint Venture Agreement between the parties to be invalid, non-binding, and unenforceable. As a result, the Company has lost possession, control, and ownership of approximately 5,000 acres of farmland in Mkushi, Zambia. The Court dismissed Cropit Farming Limited’s claims for monetary damages but ordered Sadot LLC to pay Cropit Farming Limited’s litigation costs. The Company’s counterclaims were also dismissed. The Company has filed an appeal seeking recovery of $3.5 million. The appeal process is expected to take in excess of one year. There is no guarantee that the Company will be successful in such appeal. Subsequent to June 30, 2026, the High Court ascertained the litigation costs owed to Cropit at approximately $11,447. The Company is evaluating the impact of this obligation in connection with the pending appeal.

Zen-Noh Grain Corporation commenced commodity arbitration proceedings against Sadot Group Inc. and Sadot Latam LLC claiming non-delivery under a grain sales contract. The Company denies liability on the basis that Sadot Group Inc. was not a party to the underlying contract and that Sadot Latam LLC performed its obligations. A further final round of submissions was allowed by the Tribunal, the final of which was made in May 2026. The Company believes it has meritorious defenses, including jurisdictional grounds for dismissal of the claim against Sadot Group Inc., but the outcome of arbitration proceedings is inherently uncertain and cannot be predicted. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

Kevin Mohan, a former Chairman, commenced arbitration proceedings against the Company claiming employment contract breaches under Texas law. The arbitration was suspended on March 5, 2026 and terminated without prejudice on March 31, 2026 pursuant to American Arbitration Association Rule 56(d) due to claimant’s failure to pay the arbitrator’s deposit. No award was made. The Claimant retains the right to refile until approximately March 2029. On April 2, 2026, Mr. Mohan filed a complaint against the Company in the United States District Court for the District of Texas alleging breaches of employment contract and seeking damages in the amount greater than $250,000 and less than $1,000,000 relating to alleged unpaid performance bonuses. The Company believes the claims are without merit and intends to vigorously defend itself. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated. Accordingly, no contingent liability has been recorded as of June 30, 2026.

Nuval Trade S.A. v. Sadot Latam LLC (GAFTA No. 19-403) is a GAFTA arbitration arising from two soybean meal contracts dated February 27, 2024 and April 9, 2024. On April 17, 2026, a partial award was issued in favor of Nuval Trade S.A. against Sadot Latam LLC only, granting approximately $12.0 million in damages. In addition, the award provides for interest at 5% per annum, compounded quarterly, on approximately $11.1 million from August 13, 2024 and on approximately $1.0 million from February 11, 2025 until the date of payment, as well as reimbursement of Nuval’s legal fees and arbitration costs. This matter names Sadot Latam LLC only. The accrued liability in respect of this matter, in the amount of $13.2 million as of the Closing Date and was derecognized in connection with the deconsolidation of Sadot Latam LLC. The Company is not a named party to this arbitration. The Company remains obligated to provide legal support in respect of this matter for a period of six months following the Closing Date, as described above.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On September 26, 2025, The Andersons, Inc. filed an admiralty and maritime action in the United States District Court for the Southern District of Ohio in aid of arbitration, naming as defendants Sadot LLC, a wholly owned subsidiary of the Company, and Sadot Latam LLC, then an indirect wholly owned subsidiary of the Company held through Sadot LLC. The complaint alleges breach of a contract for the sale of Argentine wheat and seeks approximately $521,641, together with alleged dispatch, pre-award interest and other fees. On March 9, 2026, The Andersons amended its complaint to add the Company as a defendant, such that the defendants in the District Court action are the Company, Sadot LLC and Sadot Latam LLC. The claims against the defendants arise from the same alleged contract and are not additive. Separately, in February 2026, The Andersons commenced a related arbitration proceeding under the arbitration rules of the Grain and Feed Trade Association (“GAFTA”) against Sadot LLC. Neither the Company nor Sadot Latam LLC is a party to the GAFTA arbitration. On June 26, 2026, the Company sold all of the membership interests in Sadot Latam LLC, and Sadot Latam LLC is not a subsidiary of the Company as of June 30, 2026. It remains a defendant in the District Court action. The Company remains obligated to provide legal support in respect of this matter for a period of six months following the Closing Date, as described above. The Company therefore continues to have exposure as a named defendant in the District Court action. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued under ASC 450 as of June 30, 2026. The Company will continue to evaluate this matter as additional information becomes available.

Star Fund commenced proceedings alleging that Sadot Group Inc. guaranteed Sadot Latam LLC’s obligations under a factoring agreement and claiming approximately $2.9 million. The claim against Sadot Group Inc. was based solely on a 2023 board resolution authorizing management to guarantee subsidiary debt with specified lenders. No executed guaranty document exists and Star Fund was not named in the resolution. The guaranty count was dismissed by agreement on December 9, 2025. A motion for summary judgment by a codefendant was heard on February 25, 2026 and remains under advisement. Following the dismissal by agreement of the guaranty count on December 9, 2025, the only count remaining against Sadot Group Inc. is a derivative unjust enrichment claim, in respect of which the Company maintains it has meritorious defenses on the basis that no executed guaranty document exists, no benefit was received by Sadot Group Inc., and Star Fund was not a party identified in the underlying 2023 board resolution. The matter remains pending against Sadot Group Inc. and Sadot Latam LLC. Based on the assessment of the Company’s legal counsel, a loss in respect of the residual claim against Sadot Group Inc. is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

Rocket Capital NY LLC v. Sadot Latam LLC. The plaintiff commenced proceedings in connection with a merchant cash advance arrangement entered into by the Company. The Company had recorded a note payable to Rocket Capital as of June 30, 2026. The Company denies the allegations and intends to defend the proceedings. This matter was settled in July 2026. See Note 22 – Subsequent Events for further details.

Centurion MPP Pte. Ltd. v. Sadot Latam LLC. The claimant commenced proceedings in Singapore arising out of an alleged breach of a commodity sale and purchase contract against Sadot Latam LLC only. The matter is at a preliminary stage. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated. The claim was against Sadot Latam LLC and was derecognized in connection with the deconsolidation of Sadot Latam LLC on June 26, 2026. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

OSR Rotterdam BV filed a maritime attachment claim against Sadot Latam LLC on April 14, 2025 arising from an alleged breach of a charter party. OSR claims a contractual cancellation fee of $250,000 plus interest. In May 2026, summary judgment was entered against Sadot Latam LLC and the Company. The Company has recorded an accrued litigation liability of $265,000 as of June 30, 2026 related to this matter. The liability was retained by the Company and was not removed as part of the deconsolidation of Sadot Latam LLC. Based on the assessment of the Company’s legal counsel, the Company has accrued the estimated loss associated with this matter; however, the amount of any additional interest, costs, or enforcement charges, if any, cannot be reasonably estimated at this time.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On April 4, 2026, a former employee of Sadot Group Inc. filed a complaint against Sadot Group Inc. and its chief executive officer in the United States District Court for the District of New Jersey alleging breaches of employment contract and damages in the amount of $144,212 plus punitive damages relating to alleged unpaid performance bonuses, vacation time, and severance. The Company believes the claims are without merit and intends to vigorously defend itself. In early May 2026, the employee agreed to dismiss the complaint and proceed to arbitration in Texas. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

On February 18, 2026, Lisiten Associates Inc. filed a complaint against Sadot Group Inc. in the Supreme Court of the State of New York, County of New York, alleging unpaid brokerage fees in connection with the sale of the Company’s restaurant business, plus treble damages. The Company believes the plaintiffs’ positions are without merit and intends to vigorously defend itself in all respects. Based on information available as of June 30, 2026, management has accrued a contingent liability in respect of this matter under ASC 450. The Company will continue to evaluate this matter as additional information becomes available.

On July 30, 2026, the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida entered a Final Judgment After Default in favor of SCGV-Baymeadows, LLC against Pokémoto, LLC and Sadot Group, Inc.., jointly and severally, in the total amount of $147,768.56, consisting of principal, late charges, costs, and prejudgment interest, with post-judgment interest accruing at 18% per year. As of June 30, 2026, the Company has recorded an accrued litigation liability of $147,768.56 related to this matter, representing the full judgment amount.

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

Accrued loss contingencies

The Company had accrued loss contingencies in respect of the matters described above of $775 thousand as of June 30, 2026 and $13,466 thousand as of December 31, 2025, which are included in Accounts payable and accrued expenses. The decrease is attributable principally to the derecognition of accrued liabilities of Sadot Latam LLC on deconsolidation, including $13.2 million in respect of the Nuval Trade S.A. arbitration, offset by amounts newly accrued during the period, including $265 thousand in respect of the OSR Rotterdam BV matter and $148 thousand in respect of the SCGV-Baymeadows, LLC judgment.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On May 5, 2026, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer satisfies the minimum shareholders’ equity requirement for continued listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1). Specifically, the Company’s shareholders’ equity as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 was ($54,745,000). The Company does not meet the alternative compliance standards of either a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

On August 3, 2026, the Company received a letter (the “Compliance Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, based upon the Company’s Current Report on Form 8-K dated July 17, 2026, the Staff has determined that the Company complies with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1). As previously disclosed, on May 5, 2026, the Staff notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1) and that it did not otherwise satisfy the alternative continued listing standards of at least $35 million market value of listed securities set forth in Nasdaq Listing Rule 5550(b)(2) or $500,000 of net income from continuing operations set forth in Nasdaq Listing Rule 5550(b)(3). The Company thereafter submitted a plan to regain compliance to the Staff and, in its Current Report on Form 8-K dated July 17, 2026, reported, among other things, the Company’s pro forma stockholders’ equity after giving effect to the previously disclosed transactions described therein. The Compliance Letter further provides that if the Company fails to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing its periodic report for the period ended September 30, 2026, the Company may be subject to delisting. In that event, the Staff would provide written notification to the Company, and the Company would have the right to appeal the Staff’s determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will evidence compliance with the stockholders’ equity requirement upon the filing of its periodic report for the period ended September 30, 2026 or that the Company will otherwise maintain compliance with the other continued listing requirements of The Nasdaq Capital Market. The Compliance Letter has no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “SDOT.”

20. Equity

Stock Option and Stock Issuance Plan

2021 Plan

The Company’s board of directors and shareholders approved and adopted on October 7, 2021 the 2021 Equity Incentive Plan (“2021 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2021 Plan, the Company reserved 750 shares of common stock for issuance. As of June 30, 2026, 324 shares have been issued and 268 options to purchase shares have been awarded under the 2021 Plan.

2023 Plan

The Company’s board of directors and shareholders approved and adopted on February 28, 2023 the 2023 Equity Incentive Plan (“2023 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2023 Plan, the Company reserved 1,250 shares of common stock for issuance. As of June 30, 2026, 1,208 shares have been issued and 34 options to purchase shares have been awarded under the 2023 Plan.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

2024 Plan

The Company’s board of directors and shareholders approved and adopted on October 27, 2023 the 2024 Equity Incentive Plan (“2024 Plan”) under which stock options and restricted stock may be granted to officers, directors, employees and consultants in the form of non-qualified stock options, incentive stock-options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. Under the 2024 Plan, the Company reserved 3,750 shares of common stock for issuance. As of June 30, 2026, 3,741 shares have been issued under the 2024 Plan and no options to purchase shares have been awarded under the 2024 Plan.

2025 Plan

On November 19, 2025, the Company’s board of directors approved the 2025 Equity Incentive Plan (the “2025 Plan”), subject to shareholder approval, which was subsequently obtained. The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards and other equity-based awards to officers, directors, employees, consultants and advisors of the Company. Upon approval of the 2025 Plan, the Company reserved 350,000 shares of common stock for issuance under the plan. The 2025 Plan supplements the Company’s prior equity incentive plans; however, following adoption of the 2025 Plan, no additional awards will be granted under the Company’s existing equity incentive plans, although previously granted awards will remain outstanding in accordance with their terms. As of June 30, 2026, no shares had been issued and no options had been granted under the 2025 Plan.

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

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Between April 30, 2026 and May 5, 2026, certain holders of the Company’s convertible notes elected to convert an aggregate of approximately $3.6 million of outstanding notes payable into shares of common stock, and the Company issued an aggregate of 11,559,964 shares, consisting of 309,734 shares at a conversion price of $0.9458 per share, 2,182,908 shares at $0.4559 per share and 9,067,322 shares at $0.2511 per share. Please see Note 14 – Notes payable for further details.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, no preferred stock was issued and outstanding. The preferred stock is “blank check” preferred stock, the terms of which may be established by the Board of Directors from time to time.

On February 11, 2026, the Company designated 10,000 shares of its authorized preferred stock as Series A Preferred Stock and issued all 10,000 shares of such Series to an investor for aggregate proceeds of $145,244. The Company received $145,000 of such proceeds in May 2026 and a receivable for the $244 differences remained outstanding as of June 30, 2026. The Series A Preferred Stock is non-convertible into common stock and initially had a stated value of approximately $14.52 per share. Each share was entitled to voting rights on an as-converted basis, initially equal to approximately 14.5 votes per share, subject to adjustment. The Series A Preferred Stock ranks pari passu with the Company’s common stock with respect to dividends and liquidation rights and is redeemable at the Company’s option at the stated value per share, plus any declared and unpaid dividends. On March 2, 2026, the Company amended the terms of the Series A Preferred Stock to reduce the stated value to approximately $5.16 per share and the voting rights to approximately 5.16 votes per share.

On June 2, 2026, the Company designated 1,000 shares of its authorized preferred stock as Series B Convertible Preferred Stock and issued all 1,000 shares of such Series to the seller in connection with the acquisition of Anira Consulting FZC. The Series B Preferred Stock was issued with an aggregate stated value of approximately $6.6 million, or $6,595 per share. The Series B Preferred Stock was initially convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share, subject to certain ownership limitations and applicable Nasdaq shareholder approval requirements. Pursuant to the amendment to the Anira Share Purchase Agreement entered into on June 8, 2026, the Series B Preferred Stock was made non-convertible and non-voting, and the related $5,000,000 convertible promissory note was replaced with a non-convertible promissory note of the same principal amount, which was subsequently amended and restated in the principal amount of $4.5 million pursuant to Amendment No. 2 to the Share Purchase Agreement. See Note 22 – Subsequent Events. The Series B Preferred Stock ranks pari passu with the Company’s common stock with respect to economic and liquidation rights on an as-converted basis. The Series B Preferred Stock does not carry a dividend rate and is subject to the rights, preferences, and limitations set forth in the Certificate of Designation.

On June 10, 2026, the Company’s Board of Directors adopted, and the Company filed with the Secretary of State of the State of Nevada, a Certificate of Designation designating a series of its authorized preferred stock as Series C Preferred Stock. The Series C Preferred Stock was created in connection with Amendment No. 1 to the Written Option Agreement described in Note 8, Purchase Option - Membership Interest, which replaced all references in the Option Agreement to preferred shares convertible into common stock with shares of Series C Preferred Stock. The Series C Preferred Stock is expressly non-convertible into common stock under any circumstances, ranks pari passu with the Company’s common stock in all economic and liquidation respects on an as-stated-value basis, carries no coupon, dividend or interest, and carries no voting rights except as required by applicable law. No shares of Series C Preferred Stock were issued or outstanding as of June 30, 2026. Under the amended Option Agreement, the exercise price and a post-closing monthly management fee are payable in shares of Series C Preferred Stock, subject to the Company’s right, exercisable in its sole discretion and subject to Board approval and compliance with its debt covenants, to satisfy any such obligation in cash in an amount equal to the stated value of the shares otherwise issuable, with no premium or discount.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Restricted Share Awards

As of June 30, 2026, there were 974 restricted share awards outstanding awarded to employees, consultants and the board of directors.

A summary of the activity related to the restricted share awards, is presented below:

	Total RSA’s	Weighted-average grant date fair value
Unvested, December 31, 2024	3,201	$1,416
Granted	1,194	484
Forfeited	(454)	688
Vested	(1,171)	1,280
Unvested as of June 30, 2025	2,770	1,192
Unvested as of December 31, 2025	1,399	1,724
Granted	—	—
Forfeited	—	—
Vested	(425)	486
Unvested as of June 30, 2026	974	$2,264

See Note 19 – Commitments and contingencies for further details on Restricted Share Awards.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. The expected term for warrants and options issued to non-employees is the contractual life. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected term of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Options

During the three and six months ended June 30, 2026, there were 0 and 27 shares forfeited upon resignation or termination of executives and board members, respectively.

A summary of option activity is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2024	$2,168	406	4.26	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	2,188	(100)	—	—
Outstanding, June 30, 2025	$2,160	306	2.57	$—
Exercisable and vested, June 30, 2025	$2,030	169	2.50	$—

Outstanding, December 31, 2025	$3,538	6,735	4.26	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	3,944	(154)	—	—
Forfeited	2,199	(27)	—	—
Outstanding, June 30, 2026	$3,534	6,554	0.71	$—
Exercisable and vested, June 30, 2026	$3,536	6,540	0.71	$—

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of warrants activity during the three and six months ended June 30, 2026 and 2025 is presented below:

	Weighted-average exercise price	Number of options	Weighted-average remaining life (in years)	Aggregate intrinsic value
	$			$’000
Outstanding, December 31, 2024	$3,724	7,965	1.82	$—
Granted	—	—	4.85	—
Exercised	—	—	N/A	—
Forfeited	12,000	(62)	N/A	—
Outstanding, June 30, 2025	$3,660	7,903	1.19	$—
Exercisable, June 30, 2025	$3,660	7,903	1.34	$—

Outstanding, December 31, 2025	3,571	6,578	1.19	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	(82)	—	—
Outstanding, June 30, 2026	$3,546	6,496	0.70	$—
Exercisable, June 30, 2026	$3,546	6,496	0.70	$—

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

The Company classified the Pre-Funded Warrants in shareholders’ equity. As of December 31, 2025, 37,063 Pre-Funded Warrants were exercised.

Stock-Based Compensation Expense

Stock-based compensation related to restricted stock issued to employees, directors and consultants amounted to $(265.6) thousand and $93.7 thousand for the three and six months ended June 30, 2026, respectively, of which $(106.5) thousand and $74.7 thousand were executive compensation, $(1.0) thousand and $2.0 thousand were given to the board of directors, $(158.1) thousand and $17.0 thousand were given to consultants for services rendered and $0.0 million and $0.0 million were stock-based consulting expenses paid to related party, respectively.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Stock-based compensation related to restricted stock issued to employees, directors and consultants, warrants and warrants to consultants amounted to $0.4 million and $1.8 million for the three and six months ended June 30, 2025, respectively, of which $0.1 million and $0.3 million were executive compensation, $0.1 million and $0.2 million were given to the board of directors, $0.2 million and $0.4 million were given to consultants for services rendered.

21. Related Party Transactions

In 2024 the Company has engaged Newton Incorporated, an investor relations firm owned and operated by our Chief Executive Officer, Chagay Ravid, to provide investor relations and strategic communications services. Newton was engaging other sub contractors for IR services in Europe. This arrangement was entered into prior to Mr. Ravid’s appointment as Chief Executive Officer. During the three and six months ended June 30, 2026, the Company paid approximately $0.0 thousand and $55.0 thousand to Newton Incorporated, respectively, and $0.2 million during the year ended December 31, 2025. In July 2026, the Company paid Newton Incorporated a success fee of $125,000, which was approved by the Board of Directors. All transactions were reviewed and approved in accordance with the Company’s related party transaction policies.

During June 2026, the Company issued shares to Scadenet Ltd and Anat Attia in connection with (1) the purchase of intellectual property and (2) an option to acquire real estate, both transactions previously disclosed in this report. As a result of these share issuances, Scadenet Ltd and Anat Attia each became shareholders owning more than 10% of the Company’s outstanding common stock and are considered related parties under ASC 850, Related Party Transactions.

The Company will continue to monitor and evaluate its related party transactions to ensure that they are conducted in accordance with applicable laws and regulations and in the best interests of the Company and its shareholders.

22. Subsequent Events

Evaluation of Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined that no additional events require recognition or disclosure except as described below.

Management Addition. On July 6, 2026, we appointed Aleksandr Zhandov as our Chief Operating Officer and Deputy Chief Executive Officer, reporting to our Chief Executive Officer. Mr. Zhandov’s employment agreement, effective July 6, 2026, provides for an annual base salary of $120,000, eligibility for discretionary annual performance bonuses and discretionary equity awards, participation in our employee benefit plans, and employment on an at-will basis, and contains customary confidentiality, non-competition, non-solicitation, intellectual property assignment and clawback provisions.

Debt-to-Equity Conversions. On July 7, 2026, we entered into debt settlement and share issuance agreements pursuant to which we settled and extinguished outstanding obligations to Cedar Advance LLC (principal of approximately $1,876,500) and to Agile Capital Funding, LLC and Agile Lending LLC (principal of approximately $1,482,912), in each case in exchange for the issuance of 45,000 shares of Common Stock (90,000 shares in the aggregate), with no cash consideration paid.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Acquisition of TradeIQ Intellectual Property Assets. On July 14, 2026, the Company completed the acquisition of certain intellectual property assets marketed under the name “TradeIQ” pursuant to an Intellectual Property Purchase Agreement with Litial Ltd, a Hong Kong company, for an aggregate purchase price of $6,000,000, consisting of $50,000 in cash payable in two tranches, 200,000 shares of common stock valued for purposes of the agreement at $10.00 per share, and 3,950 shares of Series C Non-Voting Non-Convertible Preferred Stock with a stated value of $1,000 per share. The Company is evaluating the transaction under ASC 805-10 and ASC 805-50 and expects to account for it as an asset acquisition. The initial accounting, including the allocation of cost to the assets acquired and the determination of useful lives, was not complete as of the date of this report.

Settlement with Helena Global Investment Opportunities I Ltd. On July 15, 2026, we entered into a settlement agreement with Helena Global Investment Opportunities I Ltd. (“Helena”) resolving litigation pending in the United States District Court for the Southern District of New York (Case No. 1:26-cv-05818) arising out of a purchase agreement providing for an equity line of credit of up to $10,000,000 and a related securities purchase agreement, each dated September 23, 2025 (collectively, the “Helena Agreements”), pursuant to which Helena alleged, among other things, that we breached our obligations to file, and to cause to be declared effective, a resale registration statement and to deliver certain required notices. Under the settlement agreement, we agreed to pay Helena $350,000 by July 17, 2026, and, upon Helena’s receipt of such payment, (i) Helena agreed to dismiss the litigation with prejudice within three business days, which was filed on July 17, 2026, (ii) the Helena Agreements and all obligations thereunder terminated, and (iii) Helena released us from all claims relating to the Helena Agreements, other than preserved claims for fraud or willful misconduct.

Senior Secured Convertible Note Financing. On July 16, 2026, we entered into the Note Purchase Agreement with the Note Investor, pursuant to which we agreed to issue and sell to the Note Investor Notes in the aggregate original principal amount of up to $100,000,000, at a purchase price of $900 per $1,000 of principal amount. The Notes are issuable in one or more closings, consisting of an initial closing of $4,000,000 in aggregate principal amount of Notes (the “Initial Notes”), a second closing of up to $1,000,000 in aggregate principal amount of Notes, and one or more additional closings of up to $2,000,000 in aggregate principal amount of Notes per closing and up to $95,000,000 in aggregate principal amount of Notes in the aggregate, in each case subject to the conditions set forth in the Note Purchase Agreement, including, in certain cases, the effectiveness of a registration statement covering the resale of the shares of Common Stock issuable pursuant to the terms of the Notes. On July 16, 2026, the initial closing occurred and we issued and sold the Initial Notes, generating gross proceeds of $3,600,000 and net proceeds to the Company of $2,565,000 after deducting transaction costs, legal fees, and placement agent fees totaling $1,035,000. The fixed conversion price under the Initial Notes is initially $17.81 per share, subject to adjustment. The Notes also contain a variable price mechanism that may result in the issuance of a substantially greater number of shares than would result from conversion at the fixed conversion price. The Conversion Shares registered hereby are expected to be issued primarily upon conversion of, or otherwise pursuant to the terms of, the Initial Notes and the Notes issued at the second closing, but are not allocated to any particular Notes and do not represent all of the shares issuable pursuant to the Notes. See the section titled “Financings” for more information on the Note Purchase Agreement. On July 28, 2026, the Company filed a registration statement on Form S-1 seeking to register for resale of up to 6,008,772 shares of Common Stock, consisting of up to 2,500,000 shares issuable under the Equity Purchase Facility Agreement and up to 3,508,772 shares issuable upon conversion of, or otherwise pursuant to the terms of, the Notes.

Equity Purchase Facility. On July 16, 2026, we also entered into the Equity Purchase Facility Agreement with the EPFA Investor, pursuant to which we have the right, but not the obligation, to issue and sell to the EPFA Investor, from time to time in our sole discretion, and the EPFA Investor is obligated to purchase, up to an aggregate of $100,000,000 of newly issued shares of Common Stock, subject to the conditions and limitations set forth therein. The purchase price per Advance Share issued pursuant to any Advance will be determined pursuant to the terms of the Equity Purchase Facility Agreement. The Company may, in its sole discretion, select the amount of the Advance requested by the Company in each Advance Notice. There is no mandatory minimum amount for each Advance and are no non-usage fees for not obtaining Advances, however, each requested Advance may not exceed the Maximum Advance Amount (as defined in the Equity Purchase Facility Agreement). We are under no obligation to sell any Advance Shares under the Equity Purchase Facility Agreement.

Sadot Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Rocket Capital Settlement. On July 22, 2026, the Company entered into a debt settlement and share issuance agreement with Rocket Capital NY LLC settling all claims relating to a merchant cash advance arrangement dated March 14, 2025, including litigation proceedings between the parties. The Company and Rocket Capital agreed to settle the matter by the Company issuing 26,581 shares of Common Stock to Rocket Capital. Upon receipt of the shares, the settled debt will be extinguished in full, the parties will exchange releases, and the litigation will be dismissed with prejudice. Rocket Capital agreed not to sell on any trading day more than 15% of that day’s Nasdaq trading volume in the Company’s Common Stock. No cash consideration was paid.

Jennifer Black Settlement. On July 23, 2026, we entered into a debt settlement and share issuance agreement with Jennifer Black, our former Chief Financial Officer and the holder of a promissory note originally issued in October 2024 (as amended, the “Black Note”), which matured unpaid on December 31, 2025 and thereafter accrued default interest at 22% per annum. In full settlement and discharge of an agreed settled debt amount of $466,617.73 (comprising $414,635.00 of outstanding principal and $51,982.73 of default interest through July 27, 2026), we agreed to issue Ms. Black 26,199 shares of Common Stock, and, in settlement of $409,082.17 of unpaid severance and other compensation, we agreed to issue her an unsecured, non-convertible, non-transferable promissory note in the principal amount of $409,082.17, maturing one year from issuance and bearing interest at 10.0% per annum (12.0% after maturity). The agreement provides for mutual releases (preserving specified indemnification, insurance and expense-reimbursement rights of Ms. Black), and Ms. Black agreed not to sell on any trading day more than 15% of that day’s Nasdaq trading volume in our Common Stock.

Amendment to Anira Transaction. On July 29, 2026, the Company entered into Amendment No. 2 to the Share Purchase Agreement (the “SPA”) originally entered into on June 2, 2026 with Shrvan Kumar Yadav (the “Seller”) and Anira Consulting FZC (“Anira”). Pursuant to Amendment No. 2, the transaction contemplated by the SPA was restructured as the acquisition of specified assets, effective as of the June 2, 2026 closing date, consisting of the TradeOS commodity trading and risk management technology platform, related intellectual property, and the “Tradewell” and “TradeOS” names and marks (collectively, the “Purchased Assets”), rather than the acquisition of the equity interests of Anira. The Seller remains the owner of Anira, and the Company did not acquire or assume any liabilities or obligations related to Anira’s employees, customers, customer or supplier relationships or contracts, accounts receivable, trading positions, credit lines, facilities, workforce, or business operations. In connection with the restructuring, the aggregate purchase price for the Purchased Assets was reduced from $12.0 million to $11.5 million through a $500,000 reduction to the promissory note issued as consideration. The Company issued an amended and restated non-convertible promissory note in the principal amount of $4.5 million, which bears no interest and matures on June 2, 2028. The Company believes the acquisition of the Purchased Assets does not constitute the acquisition of a business under Rule 11-01(d) of Regulation S-X.

Nasdaq Compliance Determination. On August 3, 2026, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that, based upon the Company’s Current Report on Form 8-K dated July 17, 2026, the Staff has determined that the Company complies with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1), subject to the condition that the Company evidence compliance with such requirement upon the filing of its periodic report for the period ended September 30, 2026. See Part II, Item 5 of this Report for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The following Management’s Discussion and Analysis (“MD&A”), prepared as of August 14, 2026, should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of Sadot Group Inc. (“Sadot Group”), for the three and six months ended June 30, 2026, together with the audited financial statements of the Company for the year ended December 31, 2025 and the accompanying MD&A for that fiscal year appearing in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2026. Unless otherwise indicated or the context otherwise requires, all references to the terms “Company,” “company,” “Sadot”, “we,” “us,” “our”, “Group” and similar terms refer to Sadot Group Inc., together with its consolidated subsidiaries.

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

OVERVIEW

Sadot Group Inc. is our parent company and is headquartered in Burleson, Texas. During the three and six months ended June 30, 2026, we reported $0.0 million and $0.0 million commodity sales revenue, respectively, compared to $114.3 million and $246.5 million in the prior-year periods, respectively. This reflects the significant streamlining of our operations, including the closure of certain international offices and the completion of the sale of our Sadot Food Services segment on December 4, 2025.

As of June 30, 2026, Sadot Group consisted of one distinct operating unit and one discontinued operation.

●	Sadot LLC (“Sadot Agri-Foods”): Sadot Group’s operating unit was intended to be a global Agri-Foods company engaged in farming, commodity trading and shipping of food and feed (e.g., soybean meal, wheat and corn) via dry bulk cargo ships across the globe. Sadot Agri-Foods competes with the ABCD commodity companies (ADM, Bunge, Cargill, Louis-Dreyfus) as well as many regional organizations. Sadot Agri-Foods operates, through a majority owned subsidiary, a roughly 5,000 acre farm in Zambia with a focus on major commodities such as wheat, soy and corn alongside high-value tree crops such as avocado and mango. A default judgment related to the farm was issued during the fourth quarter of 2025. While the Company has appealed this ruling, it has recognized an impairment of $11.8 million on the Zambia farm to reflect the associated financial impact. In addition, the Company had a deposit on farmland in Indonesia which was written off during the fourth quarter of 2025. Sadot Agri-Foods was formed as part of the Company’s diversification strategy to own and operate, through its subsidiaries, the business lines throughout the food supply chain. Our business involved farming, commodity trading, and shipping of food and feed products, such as soybean meal, wheat, and corn, via dry bulk cargo ships across global markets. We have recently encountered substantial operational issues that have severely impacted our ability to conduct these activities effectively. These challenges include, but are not limited to, disruptions in our supply chain, such as delays in sourcing raw materials, logistical bottlenecks in shipping and transportation, and inefficiencies in our farming operations due to difficult regulatory environments including a legal system, adverse weather conditions, labor shortages, inefficient regulatory environments, various court proceedings or equipment failures. Additionally, geopolitical tensions, trade restrictions, fluctuating commodity prices, and increased competition in the agri-foods sector have compounded these issues, leading to halted or suspended trading activities and an inability to fulfill contracts or secure new ones. Between November 2022 and October 2025, Aggia LLC FZ (“Aggia”) was providing consultancy in connection with the food supply chain activities which were designed to become the most important focus of the Company. However, as a result of disappointing performances in 2025, the Company decided to end the relationship with Aggia. On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aggia. Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended (collectively, the “Agreement Documents”), and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents. The Company is assessing the potential business opportunities surrounding supply chain, before making any decisions as to whether the Company wants to engage a replacement to the services previously provided by Aggia.

●	In 2025, the Company sold the assets relating to its U.S.-centric restaurant business. Sadot Restaurant Group, LLC (“Sadot Food Services”) held three concepts, including two fast casual restaurant concepts, Pokémoto and Muscle Maker Grill. During 2024, the Company operated a subscription-based fresh prep meal concept, SuperFit Foods, which was sold in August 2024. Throughout 2024 the remaining corporate owned restaurants were sold and converted into franchise locations or closed. On December 4, 2025, the Company and its wholly-owned subsidiaries, Pokémoto LLC, Poke Co Holdings, LLC, and Muscle Maker Development, LLC (collectively, the “Sellers”), completed the sale of substantially all of the assets related to the Pokémoto and Muscle Maker Grill franchise businesses (the “Business”) to MARV Brands of America LLC, a Delaware limited liability company, and MARV Brands Inc., an Ontario business corporation (collectively, the “Buyers”), pursuant to an Asset Purchase Agreement dated December 4, 2025 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Buyers acquired the assets of the Business, including franchise agreements, intellectual property (such as trademarks, recipes, operations manuals, and brand standards), inventory, marketing funds, gift card balances, and other related assets, for a total purchase price of $2,900,000 (the “Purchase Price”). The Purchase Price consisted of: (i) a $100,000 earnest money deposit previously paid by the Buyers; (ii) $2,600,000 paid at closing; and (iii) a $200,000 holdback amount (the “Holdback Amount”) payable subject to certain conditions, including the delivery of specified missing franchise and transfer agreements as outlined in a side letter agreement dated December 4, 2025 (the “Side Letter”). The Holdback Amount is contingent upon the Sellers delivering fully executed copies of various missing agreements on or before the holdback payment date. The deadline for delivery has lapsed and the Company has not delivered all required agreements. Accordingly, the $200,000 holdback receivable was written off as of December 31, 2025. In connection with the closing, the parties also executed a Trademark Assignment Agreement dated December 4, 2025, pursuant to which the Company and Pokémoto LLC assigned all trademarks related to the Business to MARV Brands Inc. The transaction closed on December 4, 2025, and the Company received the closing payment in accordance with the wire instructions. The sale allowed the Company to divest its franchise restaurant operations and further focus on its agri-food operations. Please see Note 4 – Assets Held for Sale and Note 5 – Discontinued Operations for further details.

Key Financial Definitions

We review a number of financial and operating metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Governmental and other economic factors affecting our operations may vary.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	‘000	‘000	‘000	‘000
Commodity sales	$—	$114,338	$—	$246,506
Other revenues	—	52	—	52
Cost of goods sold	—	(109,403)	—	(235,559)
Gross profit	—	4,987	—	10,999
Depreciation and amortization expenses	(174)	(27)	(174)	(54)
Stock-based expenses	265	(419)	(94)	(1,847)
Sales, general and administrative expenses	(891)	(2,771)	(3,057)	(5,852)
Loss from operations	(800)	1,770	(3,325)	3,246

EBITDA	42,110	1,550	39,076	3,938
EBITDA attributable to Sadot Group Inc.	$42,110	$1,653	$39,076	$4,159

Our key business and financial metrics are explained in detail below.

Revenues

Our revenues have historically been derived from Commodity sales. Revenues from commodity sales have declined substantially since Q2 2025. We generated no commodity sales revenue in the first two quarters of 2026 as we continue to evaluate and streamline our agri-food operations following the divestiture of our food services business and the adverse judgment regarding our Zambia farm operations. The business has experienced significant trading difficulties around capital to support new trades, disputes on settlement of existing trades and a number of legal disputes on historic trades. Following the financial performance during the third quarter of 2025, management of the Company began evaluating alternative business lines to address this situation. All options are being assessed. The management continues to focus on monetizing the current assets of Sadot Agri-Foods as efficiently as possible. It should be highlighted that the risk of future impairments on current assets is a possibility going forward. Impairments on assets of the Trading business cannot be excluded in the near future or in the long run.

Cost of Goods Sold

Cost of goods sold includes commodity costs, labor, rent and other operating expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses primarily consist of the depreciation of property and equipment.

Stock-Based Expenses

Stock-based expenses include all expenses that are paid with stock.

For the periods ended June 30, 2026 and 2025, $(0.3 million) and $0.9 million, respectively, are recorded as Stock-based expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss).

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

Other Income / (Expense)

Total Other income / (expense) listed below the Loss from operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) consists of Change in fair value of stock-based compensation, loss on debt extinguishment and Interest expense, net.

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

Net Income (Loss) Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests was $0.0 million for the three and six months ended June 30, 2026 and 2025, respectively. During the year ended December 31, 2023 the Company created a joint-venture in Zambia in which the Company has a 70% interest and the third-party equity ownership has a 30% Non-controlling interest. As described above, following the December 11, 2025 judgment by the High Court for Zambia, the Company lost possession, control, and ownership of the underlying farmland assets, which have been fully impaired. However, the Company retains a controlling interest in the Zambian entity, and therefore continues to consolidate the entity. The Company is appealing the judgment.

Useful life of acquired intangible assets

The Company acquired intangible assets with a carrying amount of $11.0 million during the second quarter of 2026, representing a substantial majority of the Company’s total assets as of June 30, 2026. Determining the useful life of these assets requires significant judgment, including judgments about the expected period over which the TradeOS platform will contribute to future cash flows, the rate of technological obsolescence in commodity trading and risk management software, and the level of ongoing development expenditure required to keep the platform commercially viable. The Company assigned a useful life of five years. A shorter useful life would increase amortization expense in each period and reduce the carrying amount of the assets more rapidly.

Recoverability of intangible assets

The Company assesses the recoverability of its intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. That assessment relies on estimates of undiscounted future cash flows expected from the use of the assets. The Purchased Assets have not yet generated revenue, and the Company’s ability to realize their carrying amount depends on successfully deploying the TradeOS platform, which in turn depends on the Company obtaining additional capital. These estimates are inherently uncertain, and the assumptions underlying them are consistent with those used in the Company’s going concern assessment. An adverse change in those assumptions could result in a material impairment charge.

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

Reconciliations of EBITDA and Other Non-GAAP Measures

The following table presents a reconciliation of EBITDA from the most comparable U.S. GAAP measure, Net income and the calculations of the Net income Margin and EBITDA Margin for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	‘000	‘000	‘000	‘000
Net income / (loss)	$40,075	$286	$35,207	$1,106
Adjustments to EBITDA:	—	—	—	—
Depreciation and amortization expenses	174	27	174	54
Interest expense, net	1,861	1,237	3,695	2,778
Income tax (benefit) / expense	—	—	—	—
EBITDA	42,110	1,550	39,076	3,938
Adjustments to Adjusted EBITDA:
Other income	(3)	—	(3)	—
Change in fair value of stock-based compensation	—	—	—	(778)
Gain on debt extinguishment	(788)	192	(526)	192
Gain on Deconsolidation of Sadot Latam	(42,397)	—	(42,397)	—
Stock-based consulting expenses	(265)	419	94	1,847
Adjusted EBITDA	(1,343)	2,161	(3,756)	5,199
EBITDA attributable to non-controlling interest	—	103	—	221
EBITDA attributable to Sadot Group Inc.	42,110	1,653	39,076	4,159
Gross Profit	—	4,987	—	10,999
Gross Profit attributable to Sadot Group Inc.	—	5,090	—	11,220

Net income / (loss) Margin attributable to Sadot Group Inc.	—%	0.3%	—%	0.4%
EBITDA Margin attributable to Sadot Group Inc.	—%	1.4%	—%	1.7%

Unaudited Condensed Consolidated Results of Operations - Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

The following table represents selected items in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the three months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended June 30,
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Commodity sales	$—	$114,338	$(114,338)	(100.0)%
Other revenues	—	52	(52)	(100.0)%
Cost of goods sold	—	(109,403)	109,403	(100.0)%
Gross profit	—	4,987	(4,987)	(100.0)%
Depreciation and amortization expenses	(174)	(27)	(147)	544.40%
Stock-based expenses	265	(419)	684	NM %
Sales, general and administrative expenses	(891)	(2,771)	1,880	(67.8)%
Income (loss) from continuing operations	(800)	1,770	(2,570)	NM %
Interest expense, net	(1,861)	(1,237)	(624)	50.40%
Change in fair value of stock-based compensation	—	—	—	NM
Loss on litigation	(481)	—	(481)	NM
Gain on Deconsolidation	42,397	—	42,397	100
Income / (loss) on debt extinguishment	788	(192)	980	NM
Income / (loss) from continuing operations before income tax	40,046	341	39,705	11,643.70%
Income tax benefit / (expense)	—	—	—	NM %
Net income / (loss) from continuing operations	40,046	341	39,705	11,643.70%
Net income / (loss) from discontinued operations	29	(55)	84	NM %
Net loss attributable to non-controlling interest	—	103	(103)	(100.0)%
Net income / (loss) attributable to Sadot Group Inc.	$40,075	$389	$39,686	10,202.10%

NM= not meaningful

Gross Profit / (Loss)

	For the Three Months Ended June 30,
	2026	2025	Amount	Percent
	$’000	‘000	‘000
Commodity sales	$—	$114,338	$(114,338)	(100.0)%
Other revenues	—	52	(52)	(100.0)%
Cost of goods sold	—	(109,403)	109,403	(100.0)%
Gross profit	$—	$4,987	$(4,987)	(100.0)%

NM= not meaningful

Our gross (loss) profit totaled $0.0 million and $5.0 million for the three months ended June 30, 2026 and 2025. The $5.0 million decrease is primarily attributed to a decrease in Commodity sales partially offset by a decrease in Cost of goods sold.

We generated Commodity sales of $0.0 million and $114.3 million for the three months ended June 30, 2026 and 2025, respectively. This represented a decrease of $114.3 million. This decrease is due to Sadot Agri Foods being unable to enter into additional trades because of lack of working capital.

Cost of goods sold for the three months ended June 30, 2026, totaled $0.0 million, compared to 109.4 million for the three months ended June 30, 2025, respectively. The 100% change is a direct result of the decrease in sales.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Depreciation and amortization expenses	$(174)	$(27)	$(147)	544%

Depreciation and amortization expenses for the three months ended June 30, 2026, totaled $175 thousand compared to $27.0 thousand for the three months ended June 30, 2025, respectively. The $148.0 thousand increase is attributed to amortization of the TradeOS platform intangible assets acquired during the second quarter of 2026.

Stock-Based Expenses

	Three Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Stock-based expenses	$265	$(419)	$684	(163)%

Stock-based expenses for the three months ended June 30, 2026, totaled $265 thousand compared to $(419) thousand for the three months ended June 30, 2025, respectively. The $684 thousand decrease in Stock-based expenses is primarily the result of the termination of the service agreement with Aggia entered in November 2025.

Sales, General and Administrative Expenses

	Three Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Sales, general and administrative expenses	$(891)	$(2,771)	$1,880	(68)%

Sales, general and administrative expenses for the three and six months ended June 30, 2026, totaled $0.9 million and $3.1 million, respectively, compared to $2.8 million and $5.9 million for the three and six months ended June 30, 2025, respectively. The $1.9 million and $2.8 million, respectively decrease was primarily attributable to lower personnel-related costs resulting from a reduced staff count, as well as reduced operating and consulting expenses due to Sadot Agri-Foods being unable to enter into additional trades because of limited working capital availability.

Other Income / (Expense)

	Three Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Total other income / (expense), net	$40,846	$(1,429)	$42,275	(2,958)

Other income for the three months ended June 30, 2026, totaled $40.9 million income compared to $1.4 million expense for the three months ended June 30, 2025, respectively. The other income was primarily attributable to the recognition of Gain on Deconsolidation of Sadot Latam of $42.4 million, loss on litigation of $0.5 million, all of which were not present in the prior year, partially offset by a $0.5 million increase in Interest expense.

Unaudited Condensed Consolidated Results of Operations - Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Commodity sales	$—	$246,506	$(246,506)	(100.0)%
Other revenues	—	52	(52)	(100.0)%
Cost of goods sold	—	(235,559)	235,559	(100.0)%
Gross profit	—	10,999	(10,999)	(100.0)%
Depreciation and amortization expenses	(174)	(54)	(120)	222.20%
Stock-based expenses	(94)	(1,847)	1,753	(94.9)%
Sales, general and administrative expenses	(3,057)	(5,852)	2,795	(47.8)%
Income (loss) from continuing operations	(3,325)	3,246	(6,571)	NM %
Interest expense, net	(3,695)	(2,778)	(917)	33.00%
Change in fair value of stock-based compensation	—	778	(778)	(100.0)%
Loss on litigation	(606)	—	(606)	NM
Gain on Deconsolidation	42,397	—	42,397	NM
Income / (loss) on debt extinguishment	526	(192)	718	NM
Income (loss) from continuing operations before income tax	35,207	1,054	34,153	3,240.30%
Income tax benefit / (expense)	—	—	—	NM %
Net income / (loss) from continuing operations	35,207	1,054	34,153	3,240.30%
Net income / (loss) from discontinued operations	—	52	(52)	(100.0)%
Net loss attributable to non-controlling interest	—	221	(221)	(100.0)%
Net income / (loss) attributable to Sadot Group Inc.	$35,207	$1,327	$33,880	2,553.10%

NM= not meaningful

Gross Profit / (Loss)

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	$’000	‘000	‘000
Commodity sales	$—	$246,506	$(246,506)	$(100.0)
Other revenues	—	52	(52)	(100.0)
Cost of goods sold	—	(235,559)	235,559	(100.0)
Gross profit	$—	$10,999	$(10,999)	$(100.0)

NM= not meaningful

Our gross (loss) profit totaled $0.0 million and $11.0 million for the six months ended June 30, 2026 and 2025, respectively. The $11.0 million decrease is primarily attributed to a decrease in Commodity sales partially offset by a decrease in Cost of goods sold.

We generated Commodity sales of $0.0 million and $246.5 million for the six months ended June 30, 2026 and 2025, respectively. This represented a decrease of $246.5 million. This decrease is due to Sadot Agri Foods being unable to enter into additional trades because of lack of working capital.

Cost of goods sold for the six months ended June 30, 2026, totaled $0.0 million, compared to $235.6 million for the six months ended June 30, 2025, respectively. The 100% change is a direct result of the decrease in sales.

Depreciation and Amortization Expenses

	Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Depreciation and amortization expenses	$(174)	$(54)	$(120)	222%

Depreciation and amortization expenses for the six months ended June 30, 2026, totaled $175.0 thousand compared to $54.0 thousand for the six months ended June 30, 2025, respectively. The $121.0 thousand increase is attributed to amortization of the TradeOS platform intangible assets acquired during the second quarter of 2026.

Stock-Based Expenses

	Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Stock-based expenses	$(94)	$(1,847)	$1,753	(95)%

Stock-based expenses for the six months ended June 30, 2026, totaled $94 thousand compared to $1.8 million for the six months ended June 30, 2025, respectively. The $1.8 million decrease in Stock-based expenses is primarily the result of the termination of the service agreement with Aggia entered in November 2025.

Sales, General and Administrative Expenses

	Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Sales, general and administrative expenses	$(3,057)	$(5,852)	$2,795	(48)%

Sales, general and administrative expenses for the six months ended June 30, 2026, totaled $3.1 million, respectively, compared to $5.9 million for the six months ended June 30, 2025, respectively. The $2.8 million decrease was primarily attributable to lower personnel-related costs resulting from a reduced staff count, as well as reduced operating and consulting expenses due to Sadot Agri-Foods being unable to enter into additional trades because of limited working capital availability.

Other Income / (Expense)

	Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent
	‘000	‘000	‘000
Total other income / (expense), net	$38,532	$(2,192)	$40,724	(1,858)%

Other income for the six months ended June 30, 2026 and 2025, totaled $38.6 million and $2.2 million expense, respectively. The other income was primarily attributable to the recognition of Gain on Deconsolidation of Sadot Latam of $42.4 million, loss on litigation of $0.6 million, all of which were not present in the prior year, partially offset by a $0.9 million increase in Interest expense, net.

Liquidity and Capital Resources

As of June 30, 2026, we had a working capital deficit of $13.6 million (an increase of $41.2 million from $54.8 million as of December 31, 2025) and cash of $0.12 million. Current liabilities significantly exceed current assets, driven primarily by $8.5 million in accounts payable and accrued expenses and $5.2 million in current notes payable (net of discount).

Substantially all of our outstanding debt obligations matured on December 31, 2025 and, except for new obligations settled through the issuance of common stock in April, May, and July 2026, remain unpaid, placing us in default. These defaults, together with the working-capital deficit, raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. See Note 2 to the condensed consolidated financial statements for additional information.

On May 5, 2026, we received a notice from Nasdaq indicating that we no longer satisfy the minimum shareholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). A compliance plan was submitted within the required 45-day period.

On August 3, 2026, the Company received a letter (the “Compliance Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the Company’s Current Report on Form 8-K dated July 17, 2026, the Staff has determined that the Company complies with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1). As previously disclosed, on May 5, 2026, the Staff notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1) and that it did not otherwise satisfy the alternative continued listing standards of at least $35 million market value of listed securities set forth in Nasdaq Listing Rule 5550(b)(2) or $500,000 of net income from continuing operations set forth in Nasdaq Listing Rule 5550(b)(3). The Company thereafter submitted a plan to regain compliance to the Staff and, in its Current Report on Form 8-K dated July 17, 2026, reported, among other things, the Company’s pro forma stockholders’ equity after giving effect to the previously disclosed transactions described therein. The Compliance Letter further provides that if the Company fails to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing its periodic report for the period ended September 30, 2026, the Company may be subject to delisting. In that event, the Staff would provide written notification to the Company, and the Company would have the right to appeal the Staff’s determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will evidence compliance with the stockholders’ equity requirement upon the filing of its periodic report for the period ended September 30, 2026 or that the Company will otherwise maintain compliance with the other continued listing requirements of The Nasdaq Capital Market. The Compliance Letter has no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “SDOT.”

Working Capital

We measure our liquidity in a number of ways, including the following:

	As of
	June 30, 2026	December 31, 2025
	‘000	‘000
Cash	$124	$653
Accounts Receivable, net	—	383
Other current assets (1)	70	1,721
Total current assets	194	2,757
Accounts payable and accrued expenses	8,468	47,335
Notes payable, net	5,243	10,196
Other current liabilities (2)	94	27
Total current liabilities	13,805	57,558
Working capital (3)	$(13,611)	$(54,801)
Current ratio (4)	0.01	0.05

(1) See Note 9 - Other Current Assets.

(2) Consists of Operating lease liabilities

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

As of June 30, 2026, current ratio, which equals Total current assets divided by Total current liabilities, was 0.01, an decrease of 0.04, compared to current ratio of 0.05 as of December 31, 2025. As of June 30, 2026, working capital (deficit), which equals Total current assets less Total current liabilities, was $13.6 million, a decrease of $41.2 million, compared to working capital deficit of $54.8 million as of December 31, 2025. The improvement in the current ratio and the decrease in the working capital deficit were primarily due to the deconsolidation of Sadot Latam.

While the Company maintains a base of current assets, including inventories and receivables, the timing and certainty of converting these assets into cash has presented operational challenges and led the business to participate in several transactions during the second quarter of 2026.

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

Helena Purchase Agreement Impact on Liquidity

The September 23, 2025 Helena Purchase Agreement provides potential access to up to $10 million but carries material cash obligations: $100,000 liquidated damages per 30-day period if the $2 million Threshold Amount is not met within six months of registration effectiveness, plus 2.0% monthly penalties for registration delays. These cash payments, combined with the Company’s negative working capital $(54,801) thousand as of December 31, 2025 and debt maturities, increase liquidity pressure. The registration statement was initially filed but subsequently withdrawn. The original filing deadline was October 8, 2025, with the Form S-1 ultimately filed on November 14, 2025 and an effectiveness deadline of December 23, 2025. As a result of not meeting the required timelines, a penalty equal to 2% of the commitment amount was incurred, payable on the date of the triggering event and continuing on a monthly basis thereafter. As of June 30, 2026, the Company has accrued approximately $1.8 million related to these penalties, which is included in accrued expenses. Subsequent to June 30, 2026, a settlement was reached whereby the Company paid Helena for $350 thousand and the agreement was canceled.

Settlement Agreement Impact on Capital Resources

On November 20, 2025, the Company entered into a settlement agreement with Aggia LLC FZ that requires a cash payment of $75,000 and the issuance of 1,050,000 shares of common stock. The Company has issued 257,000 shares in December 2025, with the remaining 793,000 shares issued in May 2026 after we received shareholder approval under Nasdaq Rule 5635(d). As of June 30, 2026, the Company has no accrued liability as all shares have been issued. The settlement also resulted in the cancellation of outstanding promissory notes previously issued to Aggia. From a liquidity perspective, the settlement required a modest cash outflow of $75,000, with no additional contractual cash obligations, and therefore does not represent a significant ongoing use of cash resources.

Sources and Uses of Cash for the Three and Six Months Ended June 30, 2026 and 2025

For the three and six months ended June 30, 2026, Net cash used in operating activities from continuing operations was $716 thousand and $1.5 million, respectively, compared to $2.4 million and $5.4 million used in operating activities for the three and six months ended June 30, 2025, respectively. There were no operating cash flows from discontinued operations in the 2026 periods; Net cash provided by operating activities from discontinued operations was $116 thousand and $124 thousand for the three and six months ended June 30, 2025, respectively. Our Net cash used for the three and six months ended June 30, 2026, was primarily attributable to our Net income of $40.1 million and $35.2 million, respectively, which included a non-cash gain on deconsolidation of subsidiary, offset by net non-cash income in the aggregate amount of $41.5 million and $39.9 million, respectively, and $782 thousand and $3.3 million, respectively, of Net cash provided by changes in the levels of operating assets and liabilities. For the six months ended June 30, 2025, our Net cash used was primarily attributable to Net income of $1.1 million, adjusted for net non-cash expense in the aggregate amount of $2.8 million, and $9.3 million of Net cash used in changes in the levels of operating assets and liabilities.

For the three and six months ended June 30, 2026, Net cash provided by investing activities was $16 thousand and $16 thousand, respectively, arising entirely in the second quarter. Net cash provided by investing activities for the three and six months ended June 30, 2025 was $nil and $nil, respectively.

For the six months ended June 30, 2026, Net cash provided by financing activities from continuing operations was $953 thousand, consisting of proceeds from notes payable of $1.0 million and proceeds from the issuance of preferred stock of $145 thousand, partially offset by repayments of various other notes payable of $182 thousand and payment of debt issuance costs of $10 thousand. For the three and six months ended June 30, 2025, Net cash provided by financing activities was $864 thousand and $4.0 million, respectively, consisting of proceeds from notes payable of $5.4 million and $10.0 million, respectively, partially offset by repayments of various other notes payable of $4.6 million and $6.0 million, respectively. Net cash used in financing activities from discontinued operations was $22 thousand and $42 thousand for the three and six months ended June 30, 2025, respectively; there were no financing cash flows from discontinued operations in the 2026 periods.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The amendments are intended to enhance interim disclosures through a more principles-based framework. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company has not adopted this guidance as of June 30, 2026 and is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes various targeted amendments to the Accounting Standards Codification. The effective dates vary by amendment. The Company has not adopted this guidance as of June 30, 2026 and does not expect it to have a material impact on its condensed consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments expand the definition of a performance condition in Topic 718 to include conditions contingent on the purchase of goods or services by a customer or a customer’s customer, eliminate the policy election permitting forfeitures to be recognized as they occur for awards granted to customers that are subject to a service condition, and clarify that the variable consideration guidance in Topic 606 does not apply to share-based consideration payable to a customer, with the probability of vesting instead assessed under Topic 718. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and are applied on either a modified retrospective or a full retrospective basis. Early adoption is permitted. The Company does not currently issue share-based consideration to its customers and does not expect adoption to have a material effect on its consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, we determined that certain material weaknesses in our internal controls over financial reporting existed as of December 31, 2025. That material weaknesses is described below and is in process of being remediated.

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

After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our CEO and CFO have concluded that these disclosure controls and procedures were not effective as of June 30, 2026.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness was identified as of December 31, 2025 and continues to exist as of June 30, 2026: We identified a material weakness arising from insufficient staffing and limited financial and accounting resources. This resource constraint resulted in inadequate segregation of duties, insufficient review and oversight of complex accounting matters, and challenges in the timely preparation and review of financial information.

Subsequent to June 30, 2026, the Company engaged an external accounting consultant to assist management with technical accounting matters and the preparation and review of its quarterly financial reporting. Management believes this engagement will enhance its financial reporting process and is part of the Company’s ongoing remediation efforts. However, these remediation activities have not operated for a sufficient period of time to conclude that the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and have accrued for all probable and estimable settlements.

On June 26, 2026, the Company sold 100% of the membership interests of Sadot Latam LLC. The purchaser acquired the interests on an “as is, where is” basis, inclusive of all existing and threatened litigation, claims and liabilities of that entity, and without recourse to the Company in respect of such liabilities. The Company evaluated each proceeding to determine whether the obligation is that of Sadot Latam LLC alone or whether the Company or another of its subsidiaries is a named party, co-obligor or guarantor. Accrued liabilities in respect of proceedings in which Sadot Latam LLC was the sole obligor were derecognized on the closing date; accrued liabilities in respect of proceedings naming the Company were retained. Accrued litigation expenses of $13.9 million were derecognized in connection with the deconsolidation. Please see Note 6 – Disposition and Deconsolidation of Sadot Latam LLC.

Lombard Trading International Corp. commenced two related proceedings against Sadot Latam, LLC and the Company in the 11th Judicial Circuit of Florida in and for Miami-Dade County, Florida (Case No.: 2024-020971-CA-01 & 2025-021675-CA-01). In each case, plaintiff alleges a breach of contract claim related to an agricultural commodities transaction against Sadot Latam, LLC and seeks damages in the approximate amount of $7.4 million and $17 million, respectively. The plaintiff also alleges an alter ego and contract guaranty claim against the Company related to the alleged breach of contract. The original claims have been substantially narrowed through the Company’s successful motions practice. The Company denies the allegations and has filed its Answer, Affirmative Defenses, and Counterclaim, asserting a counterclaim of approximately $1.6 million against the plaintiff for amounts paid by the Company for which no goods were delivered. The Company has also filed a motion to dismiss the alter ego and contract guaranty claims. While the Company believes it has meritorious defenses, it cannot predict the outcome of this matter or reasonably estimate the range of potential loss at this time. Based on the assessment of the Company’s legal counsel, a loss in respect of the plaintiff’s claim is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

In August 2023, the Company acquired approximately 5,000 acres of farmland in the Mkushi Region of Zambia through Sadot Zambia. Sadot Zambia was 100% owned by Sadot Enterprises Limited, which is 70% owned by Sadot LLC. On December 11, 2025, the High Court for Zambia (Commercial Division) delivered a judgment in Cropit Farming Limited v. Sadot LLC (2025/HPC/0184). The Court declared the PreConditional Offer Agreement, the Purchase of Receivables and Validation Agreement, and the Joint Venture Agreement between the parties to be invalid, non-binding, and unenforceable. As a result, the Company has lost possession, control, and ownership of approximately 5,000 acres of farmland in Mkushi, Zambia. The Court dismissed Cropit Farming Limited’s claims for monetary damages but ordered Sadot LLC to pay Cropit Farming Limited’s litigation costs. The Company’s counterclaims were also dismissed. The Company has filed an appeal seeking recovery of $3.5 million. The appeal process is expected to take in excess of one year. There is no guarantee that the Company will be successful in such appeal. Subsequent to June 30, 2026, the High Court ascertained the litigation costs owed to Cropit at approximately $11,447. The Company is evaluating the impact of this obligation in connection with the pending appeal.

Zen-Noh Grain Corporation commenced commodity arbitration proceedings against Sadot Group Inc. and Sadot Latam LLC claiming non-delivery under a grain sales contract. The Company denies liability on the basis that Sadot Group Inc. was not a party to the underlying contract and that Sadot Latam LLC performed its obligations. A further final round of submissions was allowed by the Tribunal, the final of which was made in May 2026. The Company believes it has meritorious defenses, including jurisdictional grounds for dismissal of the claim against Sadot Group Inc., but the outcome of arbitration proceedings is inherently uncertain and cannot be predicted. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

Kevin Mohan, a former Chairman, commenced arbitration proceedings against the Company claiming employment contract breaches under Texas law. The arbitration was suspended on March 5, 2026 and terminated without prejudice on March 31, 2026 pursuant to American Arbitration Association Rule 56(d) due to claimant’s failure to pay the arbitrator’s deposit. No award was made. The Claimant retains the right to refile until approximately March 2029. On April 2, 2026, Mr. Mohan filed a complaint against the Company in the United States District Court for the District of Texas alleging breaches of employment contract and seeking damages in the amount greater than $250,000 and less than $1,000,000 relating to alleged unpaid performance bonuses. The Company believes the claims are without merit and intends to vigorously defend itself. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated. Accordingly, no contingent liability has been recorded as of June 30, 2026.

Nuval Trade S.A. v. Sadot Latam LLC (GAFTA No. 19-403) is a GAFTA arbitration arising from two soybean meal contracts dated February 27, 2024 and April 9, 2024. On April 17, 2026, a partial award was issued in favor of Nuval Trade S.A. against Sadot Latam LLC only, granting approximately $12.0 million in damages. In addition, the award provides for interest at 5% per annum, compounded quarterly, on approximately $11.1 million from August 13, 2024 and on approximately $1.0 million from February 11, 2025 until the date of payment, as well as reimbursement of Nuval’s legal fees and arbitration costs. This matter names Sadot Latam LLC only. The accrued liability in respect of this matter, in the amount of $13.2 million as of the Closing Date and was derecognized in connection with the deconsolidation of Sadot Latam LLC. The Company is not a named party to this arbitration. The Company remains obligated to provide legal support in respect of this matter for a period of six months following the Closing Date, as described above.

On September 26, 2025, The Andersons, Inc. filed an admiralty and maritime action in the United States District Court for the Southern District of Ohio in aid of arbitration, naming as defendants Sadot LLC, a wholly owned subsidiary of the Company, and Sadot Latam LLC, then an indirect wholly owned subsidiary of the Company held through Sadot LLC. The complaint alleges breach of a contract for the sale of Argentine wheat and seeks approximately $521,641, together with alleged dispatch, pre-award interest and other fees. On March 9, 2026, The Andersons amended its complaint to add the Company as a defendant, such that the defendants in the District Court action are the Company, Sadot LLC and Sadot Latam LLC. The claims against the defendants arise from the same alleged contract and are not additive. Separately, in February 2026, The Andersons commenced a related arbitration proceeding under the arbitration rules of the Grain and Feed Trade Association (“GAFTA”) against Sadot LLC. Neither the Company nor Sadot Latam LLC is a party to the GAFTA arbitration. On June 26, 2026, the Company sold all of the membership interests in Sadot Latam LLC, and Sadot Latam LLC is not a subsidiary of the Company as of June 30, 2026. It remains a defendant in the District Court action. The Company remains obligated to provide legal support in respect of this matter for a period of six months following the Closing Date, as described above. The Company therefore continues to have exposure as a named defendant in the District Court action. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued under ASC 450 as of June 30, 2026. The Company will continue to evaluate this matter as additional information becomes available.

Star Fund commenced proceedings alleging that Sadot Group Inc. guaranteed Sadot Latam LLC’s obligations under a factoring agreement and claiming approximately $2.9 million. The claim against Sadot Group Inc. was based solely on a 2023 board resolution authorizing management to guarantee subsidiary debt with specified lenders. No executed guaranty document exists and Star Fund was not named in the resolution. The guaranty count was dismissed by agreement on December 9, 2025. A motion for summary judgment by a codefendant was heard on February 25, 2026 and remains under advisement. Following the dismissal by agreement of the guaranty count on December 9, 2025, the only count remaining against Sadot Group Inc. is a derivative unjust enrichment claim, in respect of which the Company maintains it has meritorious defenses on the basis that no executed guaranty document exists, no benefit was received by Sadot Group Inc., and Star Fund was not a party identified in the underlying 2023 board resolution. The matter remains pending against Sadot Group Inc. and Sadot Latam LLC. Based on the assessment of the Company’s legal counsel, a loss in respect of the residual claim against Sadot Group Inc. is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated at this time. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

Rocket Capital NY LLC v. Sadot Latam LLC. The plaintiff commenced proceedings in connection with a merchant cash advance arrangement entered into by the Company. The Company had recorded a note payable to Rocket Capital as of June 30, 2026. The Company denies the allegations and intends to defend the proceedings. This matter was settled in July 2026. See Note 22 – Subsequent Events for further details.

Centurion MPP Pte. Ltd. v. Sadot Latam LLC. The claimant commenced proceedings in Singapore arising out of an alleged breach of a commodity sale and purchase contract against Sadot Latam LLC only. The matter is at a preliminary stage. Based on the assessment of the Company’s legal counsel, a loss is reasonably possible but not probable, and the amount or range of potential loss cannot be reasonably estimated. The claim was against Sadot Latam LLC and was derecognized in connection with the deconsolidation of Sadot Latam LLC on June 26, 2026. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

OSR Rotterdam BV filed a maritime attachment claim against Sadot Latam LLC on April 14, 2025 arising from an alleged breach of a charter party. OSR claims a contractual cancellation fee of $250,000 plus interest. In May 2026, summary judgment was entered against Sadot Latam LLC and the Company. The Company has recorded an accrued litigation liability of $265,000 as of June 30, 2026 related to this matter. The liability was retained by the Company and was not removed as part of the deconsolidation of Sadot Latam LLC. Based on the assessment of the Company’s legal counsel, the Company has accrued the estimated loss associated with this matter; however, the amount of any additional interest, costs, or enforcement charges, if any, cannot be reasonably estimated at this time.

On April 4, 2026, a former employee of Sadot Group Inc. filed a complaint against Sadot Group Inc. and its chief executive officer in the United States District Court for the District of New Jersey alleging breaches of employment contract and damages in the amount of $144,212 plus punitive damages relating to alleged unpaid performance bonuses, vacation time, and severance. The Company believes the claims are without merit and intends to vigorously defend itself. In early May 2026, the employee agreed to dismiss the complaint and proceed to arbitration in Texas. Accordingly, no contingent liability has been accrued in accordance with ASC 450 as of June 30, 2026.

On February 18, 2026, Lisiten Associates Inc. filed a complaint against Sadot Group Inc. in the Supreme Court of the State of New York, County of New York, alleging unpaid brokerage fees in connection with the sale of the Company’s restaurant business, plus treble damages. The Company believes the plaintiffs’ positions are without merit and intends to vigorously defend itself in all respects. Based on information available as of June 30, 2026, management has accrued a contingent liability in respect of this matter under ASC 450. The Company will continue to evaluate this matter as additional information becomes available.

On July 30, 2026, the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida entered a Final Judgment After Default in favor of SCGV-Baymeadows, LLC against Pokémoto, LLC and Sadot Group, Inc., jointly and severally, in the total amount of $147,768.56, consisting of principal, late charges, costs, and prejudgment interest, with post-judgment interest accruing at 18% per year. As of June 30, 2026, the Company has recorded an accrued litigation liability of $147,768.56 related to this matter, representing the full judgment amount.

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

We Face the Risk of Delisting from The Nasdaq Capital Market Due to Failure to Meet the Minimum Shareholders’ Equity Requirement and the Minimum Bid Price Requirement

On May 5, 2026, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that we no longer satisfy the minimum shareholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) because our shareholders’ equity as of December 31, 2025 was approximately $(54.7) million. We submitted a compliance plan within the required 45-day period and, as described below, on August 3, 2026 the Staff determined that the Company complies with the stockholders’ equity requirement, subject to the condition described below. In addition, in May 2026 we effected a 1-for-20 reverse stock split in order to regain and maintain compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), and there can be no assurance that our common stock will continue to trade at levels sufficient to maintain compliance with that requirement. If our compliance plan is not accepted, we fail to regain compliance with either the shareholders’ equity or minimum bid price requirements within the allotted time (including any applicable grace periods or extensions), or we otherwise fail to satisfy continued listing standards, our common stock may be delisted from The Nasdaq Capital Market. Delisting would likely have a material adverse effect on the liquidity and market price of our common stock, our ability to raise additional capital, and our ability to continue as a going concern.

On August 3, 2026, the Company received a letter (the “Compliance Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the Company’s Current Report on Form 8-K dated July 17, 2026, the Staff has determined that the Company complies with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1). As previously disclosed, on May 5, 2026, the Staff notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1) and that it did not otherwise satisfy the alternative continued listing standards of at least $35 million market value of listed securities set forth in Nasdaq Listing Rule 5550(b)(2) or $500,000 of net income from continuing operations set forth in Nasdaq Listing Rule 5550(b)(3). The Company thereafter submitted a plan to regain compliance to the Staff and, in its Current Report on Form 8-K dated July 17, 2026, reported, among other things, the Company’s pro forma stockholders’ equity after giving effect to the previously disclosed transactions described therein. The Compliance Letter further provides that if the Company fails to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing its periodic report for the period ended September 30, 2026, the Company may be subject to delisting. In that event, the Staff would provide written notification to the Company, and the Company would have the right to appeal the Staff’s determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will evidence compliance with the stockholders’ equity requirement upon the filing of its periodic report for the period ended September 30, 2026 or that the Company will otherwise maintain compliance with the other continued listing requirements of The Nasdaq Capital Market. The Compliance Letter has no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “SDOT.”

We Face Substantial Doubt About Our Ability to Continue as a Going Concern, Which May Force Us to Scale Back or Cease Operations

As of June 30, 2026, we had a working capital deficit of $13.6 million and an accumulated deficit of $141.4 million. We have incurred significant net losses and negative cash flows from operations. These conditions, together with the defaults on our outstanding debt obligations (see below), raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to raise additional capital on acceptable terms, we may be forced to scale back or cease operations altogether.

Defaults on Our Outstanding Debt Obligations May Result in Acceleration of Indebtedness, Foreclosure on Collateral, and Additional Litigation

As of June 30, 2026, approximately $5.3 million of the Company’s outstanding notes payable (net of discount) were in default. The remaining $3.9 million of notes payable, which were issued in June 2026, were not in default. These defaults increase the risk of acceleration of indebtedness, foreclosure on collateral securing certain obligations, and additional litigation. The Company is actively seeking to refinance, restructure, or otherwise satisfy these obligations; however, there can be no assurance that it will be successful on acceptable terms, or at all.

Our July 2026 senior secured convertible note facility and equity purchase facility impose significant obligations on us, are secured by substantially all of our assets and may result in substantial dilution to our shareholders.

On July 16, 2026, we entered into a securities purchase agreement providing for the issuance of up to $100,000,000 in aggregate principal amount of senior secured convertible notes at a purchase price of $900 per $1,000 of principal amount, and issued $4,000,000 in aggregate principal amount of notes at an initial closing on that date. We also entered into an equity purchase facility agreement under which we may sell to the investor thereunder up to $100,000,000 of newly issued shares of our common stock. The notes bear interest at 8.25% per annum (17.25% upon an event of default), mature on July 16, 2028, and are convertible at a fixed conversion price, initially $17.81 per share, subject to adjustment , and the note documents include a variable price mechanism, subject to a floor price of $2.85 per share, that may result in conversions at prices below the then-current market price of our common stock and in the issuance of a substantially greater number of shares than would be issuable at the fixed conversion price. Our obligations under the notes are secured by a lien on substantially all of our assets and are guaranteed by our subsidiaries, and the note documents contain covenants that restrict our operations, including a covenant requiring us to maintain minimum available cash of $750,000, measured quarterly beginning with the quarter ending September 30, 2026. If we fail to comply with these covenants or otherwise default, the noteholder could accelerate the notes at a premium and foreclose on our assets. In addition, conversions of the notes and sales of common stock under the equity purchase facility may cause substantial dilution to existing shareholders and could depress the market price of our common stock.

We do not currently have a sufficient number of authorized and unissued shares of common stock to cover all shares issuable under our outstanding and committed securities, and we will require stockholder approvals, including of an increase in our authorized common stock and of one or more further reverse stock splits, in connection with our July 2026 financings.

Following the 1-for-20 reverse stock split effected in May 2026, we are authorized to issue 12,500,000 shares of common stock. The shares of common stock issuable upon conversion of the senior secured convertible notes and upon sales under the equity purchase facility, together with shares reserved under our other outstanding securities and equity incentive plans, may exceed our currently available authorized and unissued shares. We have agreed to seek stockholder approval of, among other things, an increase in our authorized shares of common stock, authorization of one or more reverse stock splits at ratios ranging from 5-to-1 up to 250-to-1, and the issuance of shares under the notes and the equity purchase facility in excess of 19.99% of our outstanding common stock in accordance with Nasdaq Listing Rule 5635. If our stockholders do not approve these proposals, we may be unable to satisfy our obligations under the July 2026 financings or to raise additional capital, which could result in defaults and penalties thereunder and could have a material adverse effect on our liquidity and our ability to continue as a going concern.

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

The Company may seek to raise additional capital to fund operations, strategic initiatives, or other corporate purposes. On April 13, 2026, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock. Following the 1-for-20 reverse stock split effected in May 2026, the Company is authorized to issue 12,500,000 shares of common stock. The Company may issue additional shares of common stock in connection with equity financings, acquisitions, equity compensation, or other corporate purposes, subject to the availability of authorized shares and, where applicable, shareholder approval.

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

We are involved in multiple material legal proceedings with aggregate claimed damages that would exceed our cash availability (excluding interest, punitive damages, and counterclaim-related exposures). We are involved in material litigation and regulatory proceedings, including but not limited to:

●	An adverse judgment in Zambian courts regarding our majority-owned farm operations resulting in the loss of our interest in approximately 5,000 acres; we have appealed the judgment and are seeking recovery of approximately $3.5 million. The appeals process is ongoing and the ultimate outcome is uncertain.

●	A dispute with our factoring company regarding amounts owed under a recourse factoring arrangement secured by $3.9 million of accounts receivable, which is the subject of pending litigation.

●	Other claims, including those related to former executives and service providers.

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

If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery, or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations and produce financial reports, as well as significant costs and lost business opportunities until they are remediated. Further, our sensitive information may be compromised and we may suffer representational harm.

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

Approval of the Amendment to Increase Authorized Common Stock Enhances Our Ability to Finance Operations and Pursue Strategic Transactions.

On April 13, 2026, at our Annual Meeting of Shareholders, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock. In May 2026, the Company effected a 1-for-20 reverse stock split, which proportionately reduced the number of authorized shares of common stock to 12,500,000. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

As of June 30, 2026, a substantial portion of the Company’s authorized shares of common stock was issued and outstanding or reserved for issuance under outstanding warrants, equity awards, preferred stock conversion rights, and other contractual commitments. Accordingly, the Company’s ability to issue additional shares of common stock for future equity financings, acquisitions, strategic initiatives, or other corporate purposes may be limited by the number of authorized shares available for issuance.

Future issuances of common stock, whether for financing, acquisitions, preferred stock conversions, warrant exercises, or equity compensation, may result in substantial dilution to existing shareholders. Such dilution could materially reduce net income (loss) per share and decrease existing shareholders’ ownership percentages.

The availability of authorized but unissued shares is an important component of the Company’s ability to raise capital and pursue strategic transactions, including mergers, acquisitions, joint ventures, strategic partnerships, and other business combinations. However, the Company’s ability to pursue these opportunities using equity consideration is dependent upon the availability of authorized shares.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Stock

On November 20, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aggia LLC FZ (“Aggia”). Pursuant to the Settlement Agreement, the Company and Aggia agreed to terminate the Services Agreement dated as of November 14, 2022, as amended (collectively, the “Agreement Documents”), and to fully settle, compromise, and discharge all claims, debts, obligations, and liabilities arising out of or related to the Agreement Documents. In full and complete satisfaction of the debt and termination of the Agreement Documents, the Company agreed to issue to Aggia, or to Aggia’s designees, an aggregate of 1,050,000 shares of the Company’s common stock, par value $0.0001 per share (the “Settlement Shares”) and make a payment of $75,000. The Company issued 257,000 Settlement Shares (the “Initial Shares”) following the execution of the Settlement Agreement. The issuance of the remaining 793,000 Settlement Shares (the “Subsequent Shares”) is subject to obtaining requisite shareholder approval. If shareholder approval is not obtained by March 31, 2026, the obligation to issue the Subsequent Shares will be suspended until such approval is obtained, and the Company will continue to seek approval at subsequent meetings. The Company committed it will not issue any Subsequent Shares under the Settlement Agreement unless and until the requisite shareholder approval under Nasdaq Rule 5635(d) has been obtained. Apart from the initial issuance of Initial Shares (which is below the 19.99% threshold), no further Settlement Shares will be issued without such shareholder approval. Shareholder approval to issue the remaining 793,000 shares was obtained during the Company’s shareholder meeting on April 13, 2026. The Company issued these shares in May 2026. The Settlement Shares were allocated pro-rata among Aggia’s designated assignees as set forth in the Settlement Agreement. The Settlement Agreement also terminates any related ancillary documents, including promissory notes issued thereunder (which will be deemed canceled and satisfied in full upon issuance of the Settlement Shares), and eliminates any ongoing obligations under the Agreement Documents, such as services, compensation, board nomination rights, managing member representative roles, non-compete, confidentiality, or other covenants. The Settlement Agreement includes mutual releases of all claims related to the Agreement Documents and prior transactions between the parties, as well as customary representations and warranties, confidentiality provisions, governing law (State of Texas), dispute resolution (exclusive jurisdiction in federal or state courts in Dallas County, Texas, with jury trial waiver), and other miscellaneous terms.

On February 6, 2026, the Company entered into a Securities Purchase Agreement with accredited investors to issue 8% Unsecured Original Issue Discount Debentures in the aggregate principal amount of $1,086,956.52 (funded amount of $1,000,000 after giving effect to the 8% original issue discount). The Debentures mature on the earlier of May 30, 2026, or the closing of any debt or equity financing resulting in gross proceeds of at least $5,000,000. The Company has the option to prepay the Debentures at any time at the principal amount. As additional consideration, the Company issued 300,000 shares of common stock to the Purchasers. Following the May 27, 2026 reverse stock split on a 1-for-20 basis, these common shares were adjusted to 15,000 shares on a post-split basis.

On February 11, 2026, the Company issued 10,000 shares of Series A Preferred Stock to Stanley Hills, LLC for $145,244. On March 2, 2026, the parties amended the Series A Preferred Stock terms, reducing the stated value from $14.5244 per share to $5.1596 per share and voting rights from 14.5244 votes per share to 5.1596 votes per share. The Series A Preferred Stock was not subject to the reverse stock split and remains 10,000 shares.

On June 2, 2026, the Company completed the acquisition of certain assets from Anira Consulting FZC, including the TradeOS technology platform and related intellectual property, for an aggregate purchase price of $11,500,000 (subsequently adjusted from the original $12,000,000). The Company issued 135,000 shares of common stock valued at $3.00 per share ($405,000), 1,000 shares of Series B Non-Voting Non-Convertible Preferred Stock with a stated value of $6,595 per share ($6,595,000), and a non-convertible promissory note in the principal amount of $4,500,000 bearing zero interest and maturing on June 2, 2028. The Company has the right to prepay the note at a discount of 1% for each full calendar month remaining until maturity.

On June 6, 2026, the Company issued 132,803 shares of common stock to Anat Attia in satisfaction of a $1,042,500 option fee under a Written Option Agreement. The option grants the Company an exclusive, irrevocable six-month option to acquire 100% of the membership interests in seven California-based real estate limited liability companies holding an aggregate of 147 residential units with an agreed equity value of $69,500,000. The option fee is creditable against the exercise price. The shares were issued at $7.85 per share, representing 17.71% of outstanding common stock at issuance and below the 19.99% Nasdaq threshold.

On July 14, 2026, the Company completed the acquisition of intellectual property marketed as “TradeIQ” from Litial Ltd for an aggregate purchase price of $6,000,000, consisting of $50,000 in cash (payable in two tranches), 200,000 shares of common stock valued at $10.00 per share ($2,000,000), and 3,950 shares of Series C Non-Voting Non-Convertible Preferred Stock with a stated value of $1,000 per share ($3,950,000). The Series C Preferred Stock accrues cumulative cash dividends at 6% per annum on stated value (increasing to 9% upon specified events of default), ranks senior to common stock as to dividends and liquidation, is perpetual and non-mandatory redemption, is redeemable at the Company’s option, and is non-voting and non-convertible. The common shares are subject to a 180-day lock-up and thereafter a daily leak-out limitation tied to trading volume.

On July 16, 2026, we entered into the Note Purchase Agreement with the Note Investor, pursuant to which we agreed to issue and sell to the Note Investor Notes in the aggregate original principal amount of up to $100,000,000, at a purchase price of $900 per $1,000 of principal amount. The Notes are issuable in one or more closings, consisting of an initial closing of $4,000,000 in aggregate principal amount of Notes (the “Initial Notes”), a second closing of up to $1,000,000 in aggregate principal amount of Notes, and one or more additional closings of up to $2,000,000 in aggregate principal amount of Notes per closing and up to $95,000,000 in aggregate principal amount of Notes in the aggregate, in each case subject to the conditions set forth in the Note Purchase Agreement, including, in certain cases, the effectiveness of a registration statement covering the resale of the shares of Common Stock issuable pursuant to the terms of the Notes. On July 16, 2026, the initial closing occurred and we issued and sold the Initial Notes, generating gross proceeds of $3,600,000 and net proceeds to the Company of $2,565,000 after deducting transaction costs, legal fees, and placement agent fees totaling $1,035,000. The fixed conversion price under the Initial Notes is initially $17.81 per share, subject to adjustment. The Notes also contain a variable price mechanism that may result in the issuance of a substantially greater number of shares than would result from conversion at the fixed conversion price. On July 28, 2026, the Company filed a registration statement on Form S-1 seeking to register for resale of up to 6,008,772 shares of Common Stock, consisting of up to 2,500,000 shares issuable under the Equity Purchase Facility Agreement and up to 3,508,772 shares issuable upon conversion of, or otherwise pursuant to the terms of, the Notes.

On July 16, 2026, we also entered into the Equity Purchase Facility Agreement with the EPFA Investor, pursuant to which we have the right, but not the obligation, to issue and sell to the EPFA Investor, from time to time in our sole discretion, and the EPFA Investor is obligated to purchase, up to an aggregate of $100,000,000 of newly issued shares of Common Stock, subject to the conditions and limitations set forth therein. The purchase price per Advance Share issued pursuant to any Advance will be determined pursuant to the terms of the Equity Purchase Facility Agreement. The Company may, in its sole discretion, select the amount of the Advance requested by the Company in each Advance Notice. There is no mandatory minimum amount for each Advance and are no non-usage fees for not obtaining Advances, however, each requested Advance may not exceed the Maximum Advance Amount (as defined in the Equity Purchase Facility Agreement). We are under no obligation to sell any Advance Shares under the Equity Purchase Facility Agreement.

On July 22, 2026, the Company entered into a debt settlement and share issuance agreement with Rocket Capital NY LLC settling all claims relating to a merchant cash advance arrangement dated March 14, 2025, including litigation proceedings between the parties. The Company and Rocket Capital agreed to settle the matter by the Company issuing 26,581 shares of Common Stock to Rocket Capital. Upon receipt of the shares, the settled debt will be extinguished in full, the parties will exchange releases, and the litigation will be dismissed with prejudice. Rocket Capital agreed not to sell on any trading day more than 15% of that day’s Nasdaq trading volume in the Company’s Common Stock. No cash consideration was paid.

On July 23, 2026, we entered into a debt settlement and share issuance agreement with Jennifer Black, our former Chief Financial Officer and the holder of a promissory note originally issued in October 2024 (as amended, the “Black Note”), which matured unpaid on December 31, 2025 and thereafter accrued default interest at 22% per annum. In full settlement and discharge of an agreed settled debt amount of $466,617.73 (comprising $414,635.00 of outstanding principal and $51,982.73 of default interest through July 27, 2026), we agreed to issue Ms. Black 26,199 shares of Common Stock, and, in settlement of $409,082.17 of unpaid severance and other compensation, we agreed to issue her an unsecured, non-convertible, non-transferable promissory note in the principal amount of $409,082.17, maturing one year from issuance and bearing interest at 10.0% per annum (12.0% after maturity). The agreement provides for mutual releases (preserving specified indemnification, insurance and expense-reimbursement rights of Ms. Black), and Ms. Black agreed not to sell on any trading day more than 15% of that day’s Nasdaq trading volume in our Common Stock.

The issuance of the above securities is exempt from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities

As of June 30, 2026, the Company’s outstanding net notes payable included approximately $4.2 million of obligations in default. Subsequent to quarter-end, in July 2026, the Company settled certain of these defaulted obligations through debt-to-equity conversions. As of the filing date, approximately $1.5 million of the Company’s total outstanding notes payable remain in default. See Note 2 – Liquidity, Going Concern, and Management Plans and the related disclosures in Item 2 (MD&A) for further discussion of the defaults, the Company’s liquidity position, and management’s plans to address these matters.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Management/Board Changes

On January 5, 2026, the Company and Michael Roper, the Company’s former Chief Governance and Compliance Officer, entered into a Separation Agreement pursuant to which Mr. Roper’s employment terminated effective January 19, 2026. In connection with the Separation Agreement, the Company recorded a severance and related compensation accrual of approximately $0.7 million during the six months ended June 30, 2026, which is payable in installments over a ten-year period commencing March 1, 2026. As of June 30, 2026, approximately $55 thousand of the obligation was classified as current liabilities and approximately $0.6 million was classified as long-term liabilities in the condensed consolidated balance sheets. The Separation Agreement also provides for accelerated vesting of certain equity awards, continuation of certain benefits and insurance coverage, and customary release and restrictive covenant provisions. The Company may continue to engage Mr. Roper on a consulting basis.

Effective January 5, 2026, the Company terminated the employment of Aimee Infante as the Company’s former Chief Marketing Officer. There was no separation agreement entered into with Ms. Infante, and her Executive Employment Agreement terminated in connection with the termination of her employment.

On July 6, 2026, the Company appointed Aleksandr Zhandov, 44, as Chief Operating Officer and Deputy Chief Executive Officer, reporting to CEO Chagay Ravid, who remains the company’s principal executive officer. Zhandov’s background is in information technology and cybersecurity rather than agri-commodity trading or food operations: since August 2021 he has worked as an independent consultant in Santa Monica, California, advising on market research, cybersecurity and cybercrime investigation, cyber risk assessment, digital forensics, and technology strategy.

There were no changes to the Company’s Chief Executive Officer, Chief Financial Officer, or Board of Directors during the three and six months ended June 30, 2026.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On May 5, 2026, Sadot Group Inc. (the “Company”) received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer satisfies the minimum shareholders’ equity requirement for continued listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1). Specifically, the Company’s shareholders’ equity as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 was ($54,745,000). The Company does not meet the alternative compliance standards of either a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Under Nasdaq rules, the Company has 45 calendar days from the date of the letter (until June 22, 2026) to submit a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter to evidence compliance. The letter has no immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “SDOT,” subject to the Company’s continued compliance with other listing requirements. The Company submitted a compliance plan to Nasdaq within the required timeframe and is evaluating various strategic options to regain compliance. There can be no assurance that the plan will be accepted by Nasdaq, that any extension will be granted, or that the Company will regain compliance within the allotted period.

On August 3, 2026, the Company received a letter (the “Compliance Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the Company’s Current Report on Form 8-K dated July 17, 2026, the Staff has determined that the Company complies with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(1). As previously disclosed, on May 5, 2026, the Staff notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1) and that it did not otherwise satisfy the alternative continued listing standards of at least $35 million market value of listed securities set forth in Nasdaq Listing Rule 5550(b)(2) or $500,000 of net income from continuing operations set forth in Nasdaq Listing Rule 5550(b)(3). The Company thereafter submitted a plan to regain compliance to the Staff and, in its Current Report on Form 8-K dated July 17, 2026, reported, among other things, the Company’s pro forma stockholders’ equity after giving effect to the previously disclosed transactions described therein. The Compliance Letter further provides that if the Company fails to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing its periodic report for the period ended September 30, 2026, the Company may be subject to delisting. In that event, the Staff would provide written notification to the Company, and the Company would have the right to appeal the Staff’s determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will evidence compliance with the stockholders’ equity requirement upon the filing of its periodic report for the period ended September 30, 2026 or that the Company will otherwise maintain compliance with the other continued listing requirements of The Nasdaq Capital Market. The Compliance Letter has no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “SDOT.”

Item 6. Exhibits

Exhibit No.	Exhibit Description
1.1+	Placement Agency Agreement, dated as of July 23, 2025, by and between Sadot Group Inc. and ThinkEquity LLC as Placement Agent(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)
1.2+	Engagement Agreement between Sadot Group Inc. and Digital Offering LLC dated September 23, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)
3.1+	Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)
3.2+	Bylaws of Muscle Maker, Inc.(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2019)
3.3+	Certificate of Change Pursuant to NRS 78.209(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2019)
3.4+	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc., a Nevada corporation(incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2020)
3.5+	Certificate of Amendment to Articles of Incorporation of Muscle Maker, Inc.(incorporated by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed on March 7, 2023)
3.6+	Articles of Merger(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 26, 2023).
3.7+	Certificate of Change to NRS 78.209 filed with the Nevada Secretary of State on October 9, 2024(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2024).
3.8+	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on September 9, 2025(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 15, 2025)
3.9	Certificate of Designation of Series A Preferred Stock, filed with the Nevada Secretary of State on February 11, 2026(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2026)
3.10	Certificate of Amendment to Designation of Series A Preferred Stock, filed with the Nevada Secretary of State on March 5, 2026(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2026)
3.11	Certificate of Amendment to Designation filed with the Nevada Secretary of State on or about May 1, 2026(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 6, 2026)
3.12	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on May 22, 2026 (1-for-20 reverse stock split)(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2026)
3.13	Certificate of Designation of Series B Non-Voting Non-Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2026)
3.14	Certificate of Amendment to Designation of Series B Non-Voting Non-Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2026)
3.15*	Certificate of Designation, Preferences, Rights and Limitations of Series C Non-Voting Non-Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on July 14, 2026
4.1+	Form of Warrant to Purchase Common Stock dated April 9, 2021(incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)
4.2+	Form of Pre-Funded Warrant to Purchase Common Stock dated April 9, 2021(incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)
4.3+	Form of Warrant to Purchase Common Stock issued to A.G.P./Alliance Global Partners dated April 9, 2021(incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)
4.4+	Form of Warrant to Purchase Common Stock dated November 22, 2021(incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)
4.5+	Form of Pre-Funded Warrant to Purchase Common Stock dated November 22, 2021(incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)
4.6+	Form of Placement Agent Warrant to Purchase Common Stock issued to A.G.P./Alliance Global Partners dated November 22, 2021(incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)
4.7+	2021 Equity Incentive Plan(incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2022)
4.8+	2023 Equity Incentive Plan(Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)
4.9+	2024 Equity Incentive Plan(Incorporated herein by reference to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on May 23, 2024)
4.10+	Description of Securities(Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)
4.11+	Form of Additional Warrant Altium Growth Fund Ltd.(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 27, 2023.)
4.12+	Form of Promissory Note dated June 20, 2025(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 26, 2025).
4.13+	Form of Placement Agent Warrant(incorporated by reference to to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)

4.14+	Employment Agreement between Sadot Group Inc. and Paul Sansom Dated August 1, 2025(incorporated by reference to to the Registrant’s Current Report on Form 8-K filed on August 1, 2025)
4.15+	Separation Agreement, dated July 28, 2025, by and between Sadot Group Inc. and Jennifer Black(incorporated by reference to to the Registrant’s Current Report on Form 8-K filed on August 1, 2025)
4.16	Form of Senior Secured Convertible Note(incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026)
4.17	Form of Initial Note(incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026)
10.1+	Form of Securities Purchase Agreement, dated April 7, 2021, between Muscle Maker, Inc. and the Purchaser*(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)
10.2+	Form of Securities Purchase Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers*(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)
10.3+	Form of Registration Rights Agreement, dated November 17, 2021, between Muscle Maker, Inc. and the Purchasers(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021)
10.4+	Form of Securities Purchase Agreement, dated April 7, 2021, between Muscle Maker, Inc. and the Purchaser*(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)
10.5+	Form of Director Agreement dated July 16, 2019(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019)
10.6+	Services Agreement between Muscle Maker, Inc., Sadot LLC and Aggia LLC FC dated November 14, 2022(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)
10.7+	Addendum 1 to Services Agreement between Muscle Maker, Inc., Sadot LLC and Aggia LLC FC dated November 17, 2022(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)
10.8+	Limited Liability Operating Agreement of Sadot LLC dated November 16, 2022(incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)
10.9+	Executive Employment Agreement between Muscle Maker, Inc. and Michael Roper dated November 16, 2022(incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)
10.10+	Executive Employment Agreement between Muscle Maker, Inc. and Jennifer Black dated November 16, 2022(incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)
10.11+	Executive Employment Agreement between Muscle Maker, Inc. and Kevin Mohan dated November 16, 2022(incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)
10.12+	Executive Employment Agreement between Muscle Maker, Inc. and Kenn Miller dated November 16, 2022(incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)
10.13+	Executive Employment Agreement between Muscle Maker, Inc. and Aimee Infante dated November 16, 2022(incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 18, 2022)
10.14+	Standby Equity Purchase Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd.(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)
10.15+	Form of Convertible Promissory notes issued to YA II PN, Ltd.(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)
10.16+	Global Guaranty Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd.(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)
10.17+	Registration Rights Agreement dated September 22, 2023 between Sadot Group, Inc. and YA II PN, Ltd.(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 2023)
10.18+	Addendum 2 to the Service Agreement entered between Muscle Maker Inc., Sadot LLC and Aggia LLC FX dated July 14, 2023(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2023)
10.19+	Form of Purchase Agreement by and between Sadot Group Inc. and Purchasers dated December 3, 2024(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024)
10.20+	Form of Registration Rights Agreement by and between Sadot Group Inc. and Purchasers dated December 3, 2024(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024)
10.21+	Form of Senior Convertible Note dated December 4, 2024(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2024)
10.22+	Employment Agreement between Sadot Group Inc, and David Hanna dated May 7, 2025(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2025)
10.23+	Employment Agreement between Sadot Group Inc, and Chagay Ravid dated May 28, 2025(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 29, 2025)
10.24+	Form of Securities Purchase Agreement between Sadot Group Inc. and accredited investors dated June 20, 2025(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 26, 2025).

10.25+	Designee Transfer Agreement dated July 22, 2025 by and between Sadot LLC and Palladium Holdings Ltd.(Incorporated herein by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 23, 2025).
10.26+	Amendment between Sadot Group Inc. and Target Capital I, LLC dated July 23, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)
10.27+	Amendment between Sadot Group Inc. and Jennifer Black dated July 23, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)
10.28+	Form of Amendment and Waiver entered with the December 2024 Purchasers dated July 23, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 25, 2025)
10.29+	Securities Purchase Agreement between Sadot Group Inc. and Helena Global Investment Opportunities I Ltd. dated September 23, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2025)
10.30+	Purchase Agreement between Sadot Group Inc. and Helena Global Investment Opportunities I Ltd. dated September 23, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2025)
10.31+	Form of Securities Purchase Agreement, dated October 15, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)
10.32+	Engagement Letter, dated October 15, 2025, by and between Sadot Group, Inc. and Dawson James Securities, Inc.(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)
10.33+	Form of Lock-Up Agreement dated October 15, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 16, 2025)
10.34+	Secured Promissory Note dated October 29, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2025)
10.35	Settlement Agreement and Mutual Release between Sadot Group Inc. and Aggia LLC FZ dated November 20, 2025(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2025)
10.36	Consulting Agreement, dated December 3, 2025, by and between Sadot Group Inc. and CO-Finance Financial and Accounting Consulting Ltd.(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 9, 2025)
10.37	Separation Agreement, dated January 5, 2026, by and between Sadot Group Inc. and Michael Roper(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2026)
10.38	Form of Securities Purchase Agreement, dated February 6, 2026, by and among the Company and the Purchasers(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2026)
10.39	Form of 8% Unsecured OID Debenture(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2026)
10.40	Engagement Agreement for Advisory Services, dated January 29, 2026, by and between the Company and the Financial Advisor(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 10, 2026)
10.41	Securities Purchase Agreement, dated February 11, 2026, by and between Sadot Group Inc. and Stanley Hills, LLC(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2026)
10.42	First Amendment to Stock Purchase Agreement, dated March 2, 2026, by and between the Company and Stanley Hills, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2026)
10.43	Share Purchase Agreement, dated June 2, 2026, by and between Sadot Group Inc. and Shrvan Kumar Yadav(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2026)
10.44	Convertible Promissory Note, dated June 2, 2026, in the principal amount of $5,000,000(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 3, 2026)
10.45	Amendment to Share Purchase Agreement, dated June 8, 2026, by and between Sadot Group Inc. and Shrvan Kumar Yadav(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2026)

10.46	Promissory Note, dated June 8, 2026, payable to Shrvan Kumar Yadav in the principal amount of $5,000,000(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 10, 2026)
10.47	Written Option Agreement, dated June 4, 2026, between Sadot Group Inc. and Anat Attia, individually and as sole member of each Property LLC(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2026)
10.48	Amendment No. 1 to Written Option Agreement, dated June 10, 2026, between Sadot Group Inc. and Anat Attia, individually and as sole member of each Property LLC(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 12, 2026)
10.49	Share Purchase Agreement, dated as of June 26, 2026, by and between Sadot Group Inc. and Dream America Marketing Services, Ltd(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2026)
10.50	Employment Agreement, dated as of July 6, 2026, by and between Sadot Group Inc. and Aleksandr Zhandov†(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2026)
10.51	Debt Settlement and Share Issuance Agreement, dated as of July 7, 2026, by and between Sadot Group Inc. and Cedar Advance LLC(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2026)
10.52	Debt Settlement and Share Issuance Agreement, dated as of July 7, 2026, by and between Sadot Group Inc. and Agile Capital Funding, LLC and Agile Lending LLC(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 8, 2026)
10.53	Settlement Agreement, dated as of July 15, 2026, by and between Sadot Group Inc. and Helena Global Investment Opportunities I Ltd.(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2026)
10.54	Intellectual Property Purchase Agreement, dated as of July 14, 2026, by and between Sadot Group Inc. and Litial Ltd(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026)
10.55	Form of Securities Purchase Agreement, dated as of July 16, 2026, by and among Sadot Group Inc. and the buyers party thereto(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026)
10.56	Form of Registration Rights Agreement, dated as of July 16, 2026, by and among Sadot Group Inc. and the buyers party thereto(incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026)
10.57	Form of Security and Pledge Agreement, dated as of July 16, 2026, by and among Sadot Group Inc., the grantors party thereto and the collateral agent(incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026)
10.58	Form of Guaranty, dated as of July 16, 2026, made by the guarantors party thereto in favor of the collateral agent(incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026)
10.59	Form of Equity Purchase Facility Agreement, dated as of July 16, 2026, by and between Sadot Group Inc. and the investor party thereto(incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026)
10.6	Form of Registration Rights Agreement, dated as of July 16, 2026, by and between Sadot Group Inc. and the investor party thereto(incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 17, 2026)
10.61	Amendment No. 2 to Share Purchase Agreement, dated as of July 29, 2026, by and among Sadot Group Inc., Shrvan Kumar Yadav and Anira Consulting FZC(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2026)
10.62	Amended and Restated Promissory Note in the principal amount of $4,500,000, issued by Sadot Group Inc. to Anira Consulting FZC(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 30, 2026)
10.63*	Debt Settlement and Share Issuance Agreement, dated as of July 22, 2026, by and between Sadot Group Inc. and Rocket Capital NY LLC
10.64*	Debt Settlement and Share Issuance Agreement, dated as of July 23, 2026, by and between Sadot Group Inc. and Jennifer Black†
19.1+	Sadot Group Inc. Insider Trading Policy (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)
21.1+	List of Subsidiaries (Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 11, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1+	Policy for the Recovery of Erroneously Awarded Compensation adopted February 1, 2024(Incorporated herein by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 20, 2024)
99.1+	Policy on Granting Equity Awards (Incorporated herein by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Includes management contracts and compensation plans and arrangements

*Filed herewith.

+Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SADOT GROUP INC.

By: /s/ Chagay Ravid
Chagay Ravid
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2026
By: /s/ Oren Attiya
Oren Attiya
Chief Financial Officer (Principal Financial and Accounting Officer)